Form 10-Q
period 1996-03-31
ACTEL CORP
filed 1996-05-15
CIK 907687

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                           ---------------------------



                                    FORM 10-Q



(Mark One)



  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

      SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended March 31, 1996



                                       OR



      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

      SECURITIES EXCHANGE ACT OF 1934



Commission file number 0-21970



                           ---------------------------



                                ACTEL CORPORATION

             (Exact name of Registrant as specified in its charter)



              California                              77-0097724

    (State or other jurisdiction of                (I.R.S. Employer

    incorporation or organization)                Identification No.)



        955 East Arques Avenue

         Sunnyvale, California                        94086-4533

    (Address of principal executive                   (Zip Code)

               offices)



                                (408) 739-1010

             (Registrant's telephone number, including area code)



                           ---------------------------



      Indicate by check mark whether the  Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities  Exchange Act of

1934  during the  preceding  12 months (or for such  shorter  period  that the

Registrant  was  required to file such  reports)  and (2) has  been subject to

such filing requirements for the past 90 days.        Yes  X       No



      Number  of  shares  of  Common  Stock  outstanding  as of May  9,  1996:

17,757,698.

                         PART I -- FINANCIAL INFORMATION



Item 1.       Financial Statements.



                                ACTEL CORPORATION



                       CONSOLIDATED STATEMENT OF OPERATIONS

               (unaudited, in thousands except per share amounts)





                                                                                            Three Months Ended

                                                                                                  March 31,

                                                                                         -------------------------

                                                                                             1996          1995

                                                                                         -----------   -----------


Net revenues.........................................................................    $    35,043   $    19,518

Costs and expenses:

   Cost of revenues..................................................................         15,769         9,624

   Research and development..........................................................          6,011         4,443

   Selling, general, and administrative..............................................          8,308         5,367

   In-process research and development...............................................             --        16,600

                                                                                         -----------   -----------

         Total costs and expenses....................................................         30,088        36,034

                                                                                         -----------   -----------

Income (loss) from operations........................................................          4,955       (16,516)

Interest expense.....................................................................             (3)          (16)

Interest income and other, net.......................................................            292           264

                                                                                         -----------   -----------

Income (loss) before tax provision (benefit).........................................          5,244       (16,268)

Tax provision (benefit)..............................................................          1,967        (6,640)

Net income (loss)....................................................................    $     3,277   $    (9,628)

                                                                                         ===========   ===========

Net income (loss) per share..........................................................    $      0.16   $     (0.56)

                                                                                         ===========   ===========

Shares used in computing net income (loss) per share.................................         21,068        17,200

                                                                                         ===========   ===========


                                ACTEL CORPORATION



                            CONSOLIDATED BALANCE SHEET

                            (unaudited, in thousands)



                                                                                         Mar. 31,       Dec. 31,

                                                                                           1996           1995

                                                                                       ------------   ------------



                                     ASSETS




Current assets:

   Cash and cash equivalents.......................................................    $     23,934   $     17,691

   Short-term investments..........................................................              --          2,296

   Accounts receivable, net........................................................          15,791         17,805

   Inventories.....................................................................          25,091         27,726

   Other current assets............................................................          12,782         12,401

                                                                                       ------------   ------------

         Total current assets......................................................          77,598         77,919

Property and equipment, net........................................................          16,304         15,674

Investment in foundry..............................................................          10,680          7,069

Other assets.......................................................................           6,255          6,457

                                                                                       ------------   ------------

                                                                                       $    110,837   $    107,119

                                                                                       ============   ============



                      LIABILITIES AND SHAREHOLDERS' EQUITY



Current liabilities:

   Accounts payable................................................................    $      9,073   $     11,995

   Accrued salaries and employee benefits..........................................           2,160          3,108

   Other accrued liabilities.......................................................           4,859          3,735

   Deferred income.................................................................          21,377         19,148

   Current portion of capital lease obligations....................................              49             66

                                                                                       ------------   ------------

         Total current liabilities.................................................          37,518         38,052



Commitments

Redeemable convertible preferred stock.............................................          18,147         18,147



Shareholders' equity:

   Common Stock....................................................................              18             18

   Additional paid-in capital......................................................          60,617         59,638

   Accumulated deficit.............................................................          (5,463)        (8,736)

                                                                                       ------------   ------------

         Total shareholders' equity................................................          55,172         50,920

                                                                                       ------------   ------------

                                                                                       $    110,837   $    107,119

                                                                                       ============   ============


                                ACTEL CORPORATION



                       CONSOLIDATED STATEMENT OF CASH FLOWS

                            (unaudited, in thousands)





                                                                                            Three Months Ended

                                                                                                  March 31,

                                                                                       ---------------------------

                                                                                           1996            1995

                                                                                       ------------   ------------


Operating activities:

   Net income (loss)...............................................................    $      3,277   $     (9,628)

   Adjustments to reconcile  net income (loss) to net cash provided by operating activities:

     Depreciation and amortization.................................................           1,415            807

     Inprocess research and development...........................................               --         16,600

     Changes in operating assets and liabilities:

       Accounts receivable.........................................................           2,014         (1,752)

       Inventories.................................................................           2,635            181

       Other current assets........................................................            (381)           (84)

       Accounts payable and accrued liabilities....................................          (2,746)          (420)

       Deferred income.............................................................           2,229          2,610

                                                                                       ------------   ------------

   Net cash provided by operating activities.......................................           8,443          8,314

                                                                                       ------------   ------------

Investing activities:

   Purchase of TI FPGA business....................................................              --        (10,000)

   Purchases of property and equipment.............................................          (1,826)        (1,222)

   Sales and maturities of shortterm investments..................................            2,292          5,758

   Investment in foundry...........................................................          (3,611)        (3,033)

   Other assets....................................................................             (17)        (6,641)

                                                                                       ------------   ------------

  Net cash used in investing activities...........................................           (3,162)       (15,138)

                                                                                       ------------   ------------

Financing activities:

   Sale of common stock, net of repurchases........................................             979            796

   Proceeds from line of credit....................................................              --          4,500

   Payments on line of credit......................................................              --           (250)

   Principal payments under notes payable and capital lease obligations............             (17)          (208)

                                                                                       ------------   ------------

   Net cash provided by financing activities.......................................             962          4,838

                                                                                       ------------   ------------

Net increase (decrease) in cash and cash equivalents...............................           6,243         (1,986)

Cash and cash equivalents, beginning of period.....................................          17,691          7,314

                                                                                       ------------   ------------

Cash and cash equivalents, end of period...........................................    $     23,934   $      5,328

                                                                                       ============   ============



Supplemental  disclosures of cash flows  information and noncash  investing and financing activities:

   Cash paid for interest..........................................................    $          2   $         16

   Cash paid for taxes.............................................................           1,349            292

Preferred stock issued as partial consideration for the TI FPGA business, net of

   estimated future issuance costs.................................................              --         18,147


                                ACTEL CORPORATION



               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                                   (UNAUDITED)





1.       Basis of Presentation and Summary of Significant Accounting Policies



         The accompanying  unaudited  consolidated financial statements of Actel

Corporation  (the  "Company")  have been prepared in accordance  with  generally accepted  accounting  principles for interim financial  information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly,  these financial  statements  do  not  include  all of the  information  and  footnotes required by generally  accepted  accounting  principles  for complete  financial statements. In the opinion of management,  all adjustments (consisting of normal recurring  accruals)  considered  necessary  for a fair  presentation  have been included.



         The  consolidated  financial  statements  include  the  accounts of the

Company and its wholly-owned subsidiaries. All significant intercompany accounts

and   transactions    have   been   eliminated   in    consolidation.    Certain

reclassifications  have been made to prior  year  amounts in order to conform to the current presentation.



         The financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report to Shareholders for the year ended December 31, 1995.



         The  Company  uses a thirteen  week  quarter  for  quarterly  financial reporting.  For  ease of  presentation,  the  accompanying  quarterly  financial statements have been shown as ending on the last day of the calendar quarter.



         The results of  operations  for the three  months ended March 31, 1996,

are not  necessarily  indicative  of results that may be expected for the entire year ending December 29, 1996.



2.       Inventories



         Inventories consist of the following:



                                                                                  Mar. 31,       Dec. 31,

                                                                                    1996           1995

                                                                                -----------    -----------


            Inventories:

             Purchased parts and raw materials...............................   $     1,377    $     1,357

             Work-in-process.................................................        16,925         18,326

             Finished goods..................................................         6,789          8,043

                                                                                -----------    -----------

                                                                                $    25,091    $    27,726

                                                                                ===========    ===========




         Inventories  are stated at the lower of cost  (first-in,  first-out) or market  (net  realizable  value).  Given the  volatility  of the  market for the

Company's  products,  the Company makes  inventory  provisions  for  potentially excess and obsolete  inventory  based on backlog and forecast  demand.  However,

such backlog demand is subject to revisions,  cancellations,  and  rescheduling.

Actual demand will inevitably differ from such backlog and forecast demand,  and such differences may be material to the financial  statements.  Excess inventory increases  handling costs and the risk of obsolescence,  is a non-productive use of  capital  resources,  and  delays  realization  of the price and  performance benefits associated with more advanced manufacturing processes.



3.       Provision for Taxes



         The  Company's  effective tax rate for the three months ended March 31,

1996, was 37.5%.  This rate is based on the estimated  annual tax rate complying with Statement of Financial Accounting Standards No. 109, "Accounting for Income

Taxes." This rate differs from the federal statutory rate due primarily to state income taxes (net of federal  benefit) and  recognition of certain  deferred tax assets subject to valuation allowances as of December 31, 1995.



4.       Earnings Per Share



         Earnings  per common and common  equivalent  share as  presented on the face of the  statements of income  represent  primary  earnings per share.  Dual presentation  of primary and fully diluted  earnings per share has not been made because the differences are insignificant.



Item 2.   Management's Discussion and Analysis of Financial Condition and

          Results of Operations.



Results of Operations



         Net Revenues



         The  Company's  net revenues for the first  quarter of fiscal 1996 were

$35.0  million,  which  represents an increase of 8% compared with the Company's net revenues for the fourth quarter of 1995 and an increase of 80% compared with the  Company's  net revenues  for the first  quarter of 1995.  The  year-to-year growth  in  quarterly  net  revenues  resulted  principally  from the  Company's acquisition  during the first quarter of 1995 of the antifuse field programmable gate array  ("FPGA")  business of Texas  Instruments  Incorporated  ("TI"),  and therefore is not indicative of the results for any future period.  The Company's acquisition of TI's antifuse FPGA business had a negative effect on net revenues for the first quarter of 1995, due principally to TI's aggressive  second-source pricing before the  acquisition,  and a positive  effect on net revenues for the first quarter of 1996.



         The Company  derives its revenues  primarily from the sale of FPGAs and development  systems. In addition,  before its acquisition of TI's antifuse FPGA business,  the Company received royalties from TI. Net revenues from the sale of

FPGAs  accounted for 97% of net revenues in the first quarter of 1996,  compared with 97% of net  revenues in the fourth  quarter of 1995 and 89% of net revenues in the first quarter of 1995.



         Net  revenues  from  the sale of FPGAs  in the  first  quarter  of 1996 increased 8% compared with the fourth  quarter of 1995 and 97% compared with the first quarter of 1995. The sequential  growth in quarterly net revenues from the sale of  FPGAs  was due  primarily  to a 3%  increase  in units  sales  and a 5%

increase in the overall  average  selling  price of FPGAs.  The overall  average selling price increase was due  principally to increased sale of  higher-density

FPGAs,  which have higher average selling  prices.  The  year-to-year  growth in quarterly  net  revenues  from  the sale of FPGAs  was due  primarily  to an 88%

increase in units sales and a 4% increase in the overall  average  selling price of FPGAs. The increase in unit sales resulted  predominantly  from the Company's acquisition of TI's FPGA business.



         As is typical in the semiconductor industry, the average selling prices of the Company's products generally decline over the lives of such products.  To increase  revenues,  the  Company  seeks to  increase  unit  sales  of  existing products,  principally  by  reducing  prices,  and to  introduce  and  sell  new products. No assurance can be given that these efforts will be successful.



         Gross Margin



         Gross  margin for the first  quarter  of 1996 was 55% of net  revenues,

compared with 53% of net revenues for the fourth  quarter of 1995 and 51% of net revenues for the first quarter of 1995.



         The  sequential   improvement  in  quarterly   gross  margin   resulted

principally from improved  manufacturing yields and appreciation in the value of the  United  States  dollar  versus the  Japanese  yen,  in which a  significant percentage of the Company's wafer purchases are denominated. The Company's gross margin in the first  quarter  of 1996 also  benefited  from  increased  sales of higher-density FPGAs, which tend to have higher margins.



         The  year-to-year   improvement  in  quarterly  gross  margin  resulted

principally  from the Company's  acquisition  of TI's FPGA  business,  which has positively  influenced  the Company's net revenues and overall  average  selling price.  As discussed  above,  the Company's gross margin in the first quarter of

1996 also benefited from improved  manufacturing  yields and favorable  currency exchange fluctuations.



         As is typical in the semiconductor  industry,  margins on the Company's products  generally  decline  as the  average  selling  prices of such  products decline.  The  Company  seeks to  offset  margin  erosion  by  selling  a higher percentage of new products,  which tend to have higher  margins than more mature products,  and by reducing costs. The Company seeks to reduce costs by improving wafer yields, negotiating price reductions with suppliers,  increasing the level and efficiency of its testing and packaging  operations,  achieving economies of scale by means of higher  production  levels,  and  increasing the number of die produced per wafer by shrinking the die size of its  products.  No assurance can be given that these  efforts will be  successful.  The ability of the Company to shrink  the die  size of its  FPGAs is  dependent  on the  availability  of more advanced  manufacturing  processes.  Because of the  custom  steps  involved  in manufacturing  antifuse-based FPGAs, the Company typically obtains access to new manufacturing  processes later than its competitors using standard manufacturing processes.



         Research and Development



         Research and  development  expenditures  for the first  quarter of 1996 were $6.0 million, or 17% of net revenues, compared with $5.8 million, or 18% of net revenues,  for the fourth  quarter of 1995 and $4.4  million,  or 23% of net revenues,  for the first quarter of 1995. The Company's research and development

activities   are  divided  almost   equally  among  circuit   design,   software

development, and process technology.



         The Company believes that continued substantial  investment in research and  development is critical to maintaining a strong  technological  position in the industry and,  therefore,  expects to continue  increasing  its research and development expenditures.  Because the Company's products are manufactured using a customized process,  the Company's research and development  expenditures will probably always be higher as a percentage of net revenues than that of its major competitors.



         Selling, General, and Administrative



         Selling,  general, and administrative expenses for the first quarter of

1996 were $8.3 million,  or 24% of net revenues,  compared with $7.8 million, or

24% of net revenues,  for the fourth quarter of 1995 and $5.4 million, or 28% of net  revenues,  for the first  quarter of 1995.  Direct  selling  expenses  have increased  at  approximately  the  same  rate as net  revenues,  while  indirect expenses  have  declined as a  percentage  of net  revenues  due to economies of scale.



         Tax Provision



         The  Company's  effective tax rate for the three months ended March 31,

1996, was 37.5%.  This rate is based on the estimated  annual tax rate complying with Statement of Financial Accounting Standards No. 109, "Accounting for Income

Taxes." This rate differs from the federal statutory rate due primarily to state income taxes (net of federal  benefit) and  recognition of certain  deferred tax assets subject to valuation allowances as of December 31, 1995.



         For the three  months  ended March 31,  1995,  the  Company  recorded a credit for  income  taxes  related to the  realization  of  deferred  tax assets previously subject to valuation allowances.



Liquidity and Capital Resources



         At the end of the first  quarter  of 1996,  the  Company's  cash,  cash equivalents,  and short-term investments were $23.9 million, compared with $20.0 million at the  beginning of 1996.  The amount of cash,  cash  equivalents,  and short  term  investments  increased  principally  because  of cash  provided  by operations,  including  net income and  reductions of  approximately  10% in net accounts receivable and inventories.



         The  Company  made a final  payment  of  approximately  $3  million  to

Chartered  Semiconductor  Manufacturing  Pte Ltd in January  1996.  The  Company

presently has no material financial  obligations to its current wafer suppliers.

However,  wafer manufacturers are increasingly  demanding financial support from customers in the form of equity investments and advance purchase price deposits,

which in some cases are  substantial.  Should  the  Company  require  additional capacity,  it may be required to incur  significant  expenditures to secure such capacity.



         On October 24, 1995, the Company announced the filing of a registration statement  with the Securities  and Exchange  Commission  relating to a proposed public offering of 4,700,000  shares of Common Stock. Of the total,  the Company was to offer  2,068,422  shares of  Common  Stock and TI was to offer all of its

2,631,578  shares of Common  Stock  (assuming  the  conversion  of TI's Series A

Preferred Stock into Common Stock).  On November 29, 1995, the Company announced the  postponement  of the proposed  public  offering due to  unfavorable  market conditions.



        The  Company  believes  that the  availability  of  adequate  financial

resources  is  a  substantial   competitive   factor.   To  take   advantage  of

opportunities as they arise, or to withstand adverse business  conditions should they  occur,  it may  become  prudent  or  necessary  for the  Company  to raise additional capital.  The Company intends to continue monitoring the availability and cost of potential capital resources, including equity, debt, and off-balance sheet financing  arrangements,  with a view toward raising additional capital on terms  that are  acceptable  to the  Company.  No  assurance  can be given  that additional capital will become available on acceptable terms.



         Notwithstanding the foregoing, the Company believes that existing cash,

cash  equivalents,   and  short  term  investments,   together  with  cash  from

operations, will be sufficient to meet its cash requirements for 1996. A portion of available cash may be used for investment in or acquisition of  complementary businesses, products, or technologies.



Additional Quarterly Information



         The following table presents certain  unaudited  quarterly  results for each of the eight quarters in the period ended March 31, 1996. In the opinion of management,  all  necessary  adjustments  (consisting  only of normal  recurring accruals)  have been included in the amounts  stated below to present fairly the

unaudited   quarterly   results  when  read  in  conjunction  with  the  audited

consolidated  financial  statements of the Company and notes thereto included in the Company's  Annual  Report to  Shareholders  for the year ended  December 31,

1995. These quarterly  operating  results are not necessarily  indicative of the results for any future period.



[GRAPHIC OMITTED]



Factors Affecting Future Operating Results



         The  Company's  operating  results  are  subject  to  general  economic conditions and a variety of risks  characteristic of the semiconductor  industry

(including booking and shipment  uncertainties,  wafer supply fluctuations,  and price  erosion)  or  specific  to the  Company,  any of which  could  cause  the

Company's  operating  results  to differ  materially  from past  results.  For a discussion of such risks,  please see "Risk  Factors" in Part I of the Company's

Annual  Report  on Form  10-K for  1995,  which is  incorporated  herein by this reference.



                          PART II -- OTHER INFORMATION



Item 1.       Legal Proceedings.



         On January 20, 1994,  the Company  filed a lawsuit  against  QuickLogic

Corporation  ("QuickLogic") for infringement of four of the Company's patents in the United States  District Court for the Northern  District of California  (the

"Court").  On November 15, 1994, the Company filed a motion for summary judgment that QuickLogic infringes one of the Company's patents in the lawsuit. A hearing on this motion was held on March 21, 1996, and is under submission.  On November

15, 1994,  and January 10, 1995,  the United States Patent and Trademark  Office

issued Reexamination  Certificates  regarding two of the Company's other patents in the lawsuit.  The Reexamination  Certificates  confirmed the patentability of all claims of both  patents.  On March 15,  1995,  the Company  filed an amended complaint  adding a fifth  patent to the  lawsuit  and a theft of trade  secrets claim.  On March 8, 1996,  the Company filed a supplemental  complaint  adding a sixth  patent  to  the  lawsuit.  The  Company  seeks  damages  and a  permanent injunction preventing QuickLogic from further infringement of such patents.



         QuickLogic  has denied  infringement  and filed  counterclaims  seeking declaratory  judgment  of  non-infringement  and  invalidity  of all the Company patents in suit.  On May 25,  1995,  QuickLogic  filed an  amended  counterclaim alleging  that  the  Company  infringes  two  patents  assigned  to  QuickLogic.

QuickLogic seeks damages and a permanent injunction  preventing the Company from further  infringement  of such  patents.  On June 14, 1995,  the Company  denied

infringement   and  filed   counterclaims   seeking   declaratory   judgment  of

non-infringement   and   invalidity   and   alleging,    among   other   things,

misappropriation  of the  Company's  trade  secrets.  On January 18,  1996,  the

Company  filed a motion for  summary  judgment  that  QuickLogic's  patents  are invalid because the accused  products were on sale more than one year before the filing date of the patents.  On February 1, 1996,  QuickLogic filed a motion for summary  judgment that the Company  infringes the two QuickLogic  patents in the lawsuit. A hearing has yet to be set for these two summary judgment motions.



         The parties are currently engaged in motion and discovery  proceedings.

Trial is currently  scheduled for September  1997.  After  considering the facts currently  known,  management does not believe that the ultimate  outcome of the litigation  will have a materially  adverse  effect on the  Company's  business,

financial condition, or operating results, although no assurance can be given to that effect.



         As is typical in the semiconductor  industry,  the Company has been and expects to be  notified  from time to time of claims  that it may be  infringing patents owned by others.  No assurance can be given that such claims against the

Company will not result in litigation. All litigation, whether or not determined in favor of the Company,  can result in  significant  expense to the Company and can divert the efforts of the Company's technical and management  personnel from productive tasks.



         Although  the Company has  obtained  patents  covering  elements of its circuit  architecture and certain techniques for manufacturing its antifuse,  no assurance can be given that the Company's patents will be determined to be valid or that the claims of QuickLogic  or any  assertions  of  infringement  by other parties (or claims for indemnity from customers  resulting from any infringement claims) will not succeed.  In the event of an adverse  ruling in the  QuickLogic case or any other litigation involving  intellectual property, the Company could suffer significant (and possibly treble) monetary damages.  The Company may also be required to discontinue the use of certain processes;  cease the manufacture,

use, and sale of infringing  products;  expend significant  resources to develop

non-infringing   technology;  or  obtain  licenses  under  patents  that  it  is infringing.  Any of these outcomes could have a materially adverse effect on the

Company's business, financial condition, and/or results of operations.



         There are no other pending legal  proceedings  of a material  nature to which the  Company is a party or of which any of its  property  is the  subject.

There are no such legal  proceedings  known by the Company to be contemplated by any governmental authority.



Item 6.       Exhibits and Reports on Form 8-K.



         (a)......Exhibits



         The  following  exhibits  are  filed as part  of,  or  incorporated  by reference into, this Quarterly Report on Form 10-Q:



                  11.      Statement re computation of per share earnings



         (b)......Reports on Form 8-K



         None



                                    SIGNATURE





      Pursuant to the  requirements of the Securities  Exchange Act of 1934, the registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.









                                                  ACTEL CORPORATION









          Date: May 13, 1996                    /s/ David M. Sugishita

                                        ---------------------------------------

                                                  David M. Sugishita

                                           Senior Vice President of Finance

                                             and Chief Financial Officer

                                           (as principal financial officer

                                             and on behalf of Registrant)