Form 10-Q
period 1996-06-30
ACTEL CORP
filed 1996-08-14
CIK 907687

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           ---------------------------

                                    FORM 10-Q

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

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

      Number  of  shares  of  Common  Stock  outstanding  as of
August 10, 1996:  17,914,747

                                          PART I -- FINANCIAL INFORMATION

Item 1.       Financial Statements.


                                                 ACTEL CORPORATION

                                       CONSOLIDATED STATEMENT OF OPERATIONS
                                (unaudited, in thousands except per share amounts)


                                                                  Three Months Ended           Six Months Ended
                                                              --------------------------  --------------------------
                                                                       June 30,                    June 30,
                                                                  1996          1995          1996          1995
                                                              ------------  ------------  ------------  ------------
Net revenues..............................................    $    36,694   $    26,611   $    71,737   $    46,129
Costs and expenses:
   Cost of revenues.......................................         16,105        13,243        31,874        22,868
   Research and development...............................          5,650         4,885        11,661         9,328
   Selling, general, and administrative...................          9,582         6,904        17,890        12,271
   In-process research and development....................             --            --            --        16,600
                                                              ------------  ------------  ------------  ------------
         Total costs and expenses.........................         31,337        25,032        61,425        61,067
                                                              ------------  ------------  ------------  ------------
Income (loss) from operations.............................          5,357         1,579        10,312       (14,938)
Interest income and other, net............................            413           104           702           353
                                                              ------------  ------------  ------------  ------------
Income (loss) before tax provision (benefit)..............          5,770         1,683        11,014       (14,585)
Tax provision (benefit)...................................          2,164            --         4,131        (6,640)
                                                              ============  ============  ============  ============
Net income (loss).........................................    $     3,606   $     1,683   $     6,883   $    (7,945)
                                                              ============  ============  ============  ============
Net income (loss) per share...............................    $      0.17   $      0.08   $      0.32   $     (0.46)
                                                              ============  ============  ============  ============
Shares used in computing net income (loss) per share......         21,467        20,581        21,288        17,246
                                                              ============  ============  ============  ============

                                            See accompanying notes

                                                 ACTEL CORPORATION

                                            CONSOLIDATED BALANCE SHEET
                                             (unaudited, in thousands)

                                                                                          June 30,       Dec. 31,
                                                                                            1996           1995
                                                                                       --------------  -------------

                                                      ASSETS

Current assets:
   Cash and cash equivalents.......................................................    $      21,962   $      17,691
   Short-term investments..........................................................               --           2,296
   Accounts receivable, net........................................................           16,945          17,805
   Inventories.....................................................................           27,514          27,726
   Other current assets............................................................           14,402          12,401
                                                                                       --------------  -------------
         Total current assets......................................................           80,823          77,919
Property and equipment, net........................................................           18,036          15,674
Investment in foundry..............................................................           10,680           7,069
Other assets.......................................................................            5,607           6,457
                                                                                       --------------  -------------
                                                                                       $     115,146   $     107,119
                                                                                       ==============  =============


                                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable................................................................    $      10,093   $      11,995
   Accrued salaries and employee benefits..........................................            4,152           3,108
   Other accrued liabilities.......................................................            1,787           3,735
   Deferred income.................................................................           21,646          19,148
   Current portion of capital lease obligations....................................               --              66
                                                                                       --------------  -------------
         Total current liabilities.................................................           37,678          38,052
Commitments
Redeemable convertible preferred stock.............................................           18,147          18,147

Shareholders' equity:
   Common Stock....................................................................               18              18
   Additional paid-in capital......................................................           61,158          59,638
   Accumulated deficit.............................................................           (1,855)         (8,736)
                                                                                       --------------  -------------
         Total shareholders' equity................................................           59,321          50,920
                                                                                       --------------  -------------
                                                                                       $     115,146   $     107,119
                                                                                       ==============  =============

                                            See accompanying notes

                                                 ACTEL CORPORATION

                                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                             (unaudited, in thousands)

                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                       -----------------------------
                                                                                            1996           1995
                                                                                       -------------   -------------
Operating activities:
   Net income (loss)...............................................................    $       6,883   $      (7,945)
   Adjustments to reconcile  net income (loss) to net cash provided by operating activities:
     Depreciation and amortization.................................................            2,870           1,867
     In-process research and development...........................................               --          16,600
     Changes in operating assets and liabilities:
       Accounts receivable.........................................................              860          (4,045)
       Inventories.................................................................              212            (275)
       Other current assets........................................................           (2,001)            830
       Accounts payable and accrued liabilities....................................           (2,806)          1,018
       Deferred income.............................................................            2,498           4,663
                                                                                       -------------   -------------
   Net cash provided by operating activities.......................................            8,516          12,713
                                                                                       -------------   -------------
Investing activities:
   Purchase of TI FPGA business....................................................               --         (10,000)
   Purchases of property and equipment.............................................           (5,013)         (4,923)
   Sales and maturities of short-term investments..................................            2,292           9,597
   Investment in foundry...........................................................           (3,611)         (3,033)
   Other assets....................................................................              631          (6,425)
                                                                                       -------------   -------------
   Net cash used in investing activities...........................................           (5,701)        (14,784)
                                                                                       -------------   -------------
Financing activities:
   Sale of common stock, net of repurchases........................................            1,522             856
   Proceeds from line of credit....................................................               --           4,500
   Payments on line of credit......................................................               --          (4,500)
   Principal payments under notes payable and capital lease obligations............              (66)           (379)
                                                                                       -------------   -------------
   Net cash provided by financing activities.......................................            1,456             477
                                                                                       -------------   -------------
Net increase (decrease) in cash and cash equivalents...............................            4,271          (1,594)
Cash and cash equivalents, beginning of period.....................................           17,691           7,314
                                                                                       -------------   -------------
Cash and cash equivalents, end of period...........................................    $      21,962   $       5,720
                                                                                       =============   =============
Supplemental  disclosures of cash flows  information and non-cash  investing and financing activities:
   Cash paid for interest..........................................................    $           3   $          38
   Cash paid for taxes.............................................................            7,734           1,097
Preferred stock issued as partial consideration for the TI FPGA business, net of
   estimated future issuance costs.................................................               --          18,147



                                            See accompanying notes

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

         The financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report to Shareholders for the year ended December 31, 1995. The results of operations for the six months ended June 30, 1996, are not necessarily indicative of results that may be expected for the entire year ending December 29, 1996.

2.       Inventories

         Inventories consist of the following:


                                                                                    June 30,      Dec. 31,
                                                                                      1996          1995
                                                                                  ------------  ------------
          Inventories:
             Purchased parts and raw materials.................................   $     1,277   $     1,357
             Work-in-process...................................................        18,470        18,326
             Finished goods....................................................         7,767         8,043
                                                                                  ------------  ------------
                                                                                  $    27,514   $    27,726
                                                                                  ============  ============

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

                                ACTEL CORPORATION

                                   (UNAUDITED)


3.       Provision for Taxes

         The Company's effective tax rate for the six months ended June 30, 1996, was 37.5%. This rate is based on the estimated annual tax rate complying with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This rate differs from the federal statutory rate due primarily to state income taxes (net of federal benefit) and recognition of certain deferred tax assets subject to valuation allowances as of December 31, 1995.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

         Net Revenues

         The Company's net revenues for the second quarter of fiscal 1996 were $36.7 million, which represents an increase of 5% compared with the Company's net revenues for the first quarter of 1996 and an increase of 38% compared with the Company's net revenues for the second quarter of 1995. Net revenues for the first six months of fiscal 1996 were $71.7 million, which represents an increase of 56% compared with the Company's net revenues for the first six months of 1995.

         The sequential growth in quarterly net revenues resulted primarily from a 14% increase in unit sales of field programmable gate arrays ("FPGAs") that was partially offset by a decline of 8% in the overall average selling price of FPGAs. Units sales of all product families except ACT 2 increased sequentially. The overall average selling price of FPGAs declined sequentially principally because of the migration by customers from ACT 2 products to XL products, which have lower average selling prices.

         The year-over-year growth in quarterly net revenues resulted primarily from a 29% increase in FPGA units sales coupled with a 7% increase in the overall average selling price of FPGAs. The year-over-year growth in six-month net revenues resulted primarily from a 43% increase in FPGA unit sales coupled with a 7% increase in the overall average selling price of FPGAs. Unit sales increased principally because of new product sales and the Company's acquisition during the first quarter of 1995 of the antifuse FPGA business of Texas Instruments Incorporated ("TI"). The acquisition of TI's FPGA business had a negative influence on net revenues for the first quarter of 1995 and a positive effect on net revenues for subsequent quarters. Accordingly, the year-over-year growth rates in net revenues are not indicative of future results.

         As is typical in the semiconductor industry, the average selling prices of the Company's products generally decline over the lives of such products. To increase revenues, the Company seeks to increase unit sales of existing products, principally by reducing prices, and to introduce and sell new products. No assurance can be given that these efforts will be successful.

         Gross Margin

         Gross margin for the second quarter of 1996 was 56% of net revenues, compared with 55% of net revenues for the first quarter of 1996 and 50% of net revenues for the second quarter of 1995. Gross margin for the first six months of 1996 was 56% of net revenues, compared with 50% of net revenues for the first six months of 1995.

         The sequential improvement in gross margin resulted primarily from improved manufacturing yields and the generation of an increased percentage of net revenues from sales of the Company's new product families, which command higher margins. The Company's gross margin for the second quarter of 1996 was also benefited from appreciation in the value of the United States dollar versus the Japanese yen, in which some of the Company's wafer purchases are denominated.

         The year-over-year improvement in gross margin resulted primarily from the Company's acquisition of TI's FPGA business, which has positively influenced the Company's net revenues and overall average selling price. The Company's gross margin for 1996 also benefited from the generation of an increased percentage of net revenues from sales of the Company's newer ACT 3, XL, and DX product families, which command higher margins than the Company's older ACT 1 and ACT 2 product families.

         As is typical in the semiconductor industry, margins on the Company's products generally decline as the average selling prices of such products decline. The Company seeks to offset margin erosion by selling a higher percentage of new products, which tend to have higher margins than more mature products, and by reducing costs. The Company seeks to reduce costs by improving wafer yields, negotiating price reductions with suppliers, increasing the level and efficiency of its testing and packaging operations, achieving economies of scale by means of higher production levels, and increasing the number of die produced per wafer by shrinking the die size of its products. No assurance can be given that these efforts will be successful. The capability of the Company to shrink the die size of its FPGAs is dependent on the availability of more advanced manufacturing processes. Due to the custom steps involved in manufacturing antifuse FPGAs, the Company typically obtains access to new manufacturing processes later than its competitors using standard manufacturing processes.

         Research and Development

         Research and development expenditures for the second quarter of 1996 were $5.7 million, or 15% of net revenues, compared with $6.0 million, or 17% of net revenues, for the first quarter of 1996 and $4.9 million, or 18% of net revenues, for the second quarter of 1995. The sequential decline in research and development spending resulted primarily from the timing of certain expenditures. Research and development expenditures for the first six months of 1996 were $11.7 million, or 16% of net revenues, compared with $9.3 million, or 20% of net revenues, for the first six months of 1995. While research and development expenditures for the first six months of 1996 increased by 25% compared with the first six months of 1995, research and development expenditures declined as a percentage of net revenues due to the expanded scope of the Company's operations. The Company currently intends to boost the level of its research and development expenditures over the next several quarters to accelerate the introduction of new products. Research and development expenditures may increase as a percentage of net revenues for any or all of such quarters.

         The Company's research and development consists of circuit design, software development, and process technology activities. The Company believes that continued substantial investment in research and development is critical to maintaining a strong technological position in the industry and, therefore, expects to continue increasing its research and development expenditures. Since the Company's antifuse FPGAs are manufactured using a customized process, the Company's research and development expenditures will probably always be higher as a percentage of net revenues than that of its major competitors.

         Selling, General, and Administrative

         Selling, general, and administrative expenses for the second quarter of 1996 were $9.6 million, or 26% of net revenues, compared with $8.3 million, or 24% of net revenues, for the first quarter of 1996 and $6.9 million, or 26% of net revenues, for the second quarter of 1995. The sequential increase in the rate of selling, general, and administrative spending resulted primarily from an increased level of sales and marketing activities in support of new products. Selling, general, and administrative expenditures for the first six months of 1996 were $17.9 million, or 25% of net revenues, compared with $12.3 million, or 27% of net revenues, for the first six months of 1995. This year-over-year decline in the rate of selling, general, and administrative spending resulted primarily from economies of scale. The Company currently intends to continue its heightened level of sales and marketing activity in support of new products over the next several quarters. Selling, general, and administrative expenditures may increase as a percentage of net revenues for any or all of such quarters.

         Tax Provision

         The Company's effective tax rate for the three and six months ended June 30, 1996, was 37.5%. This rate is based on the estimated annual tax rate complying with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This rate differs from the federal statutory rate due primarily to state income taxes (net of federal benefit) and the recognition of certain deferred tax assets subject to valuation allowances as of December 31, 1995.

         For the six months ended June 30, 1995, the Company recorded a credit for income taxes related to the realization of deferred tax assets previously subject to valuation allowances.

Liquidity and Capital Resources

         At the end of the first six months of 1996, the Company's cash, cash equivalents, and short-term investments were $22.0 million, compared with $20.0 million at the beginning of 1996. The amount of cash, cash equivalents, and short-term investments increased principally because of cash provided by operations, including net income.

         The Company believes that existing cash, cash equivalents, and short term investments, together with cash from operations, will be sufficient to meet its cash requirements for 1996. A portion of available cash may be used for investment in or acquisition of complementary businesses, products, or technologies.

         The Company made a payment of approximately $3 million to Chartered Semiconductor Manufacturing Pte Ltd ("Chartered Semiconductor") in January 1996, the final installment of an approximately $10 million equity investment in Chartered Semiconductor. The Company currently has no material financial obligations to its current wafer suppliers. However, wafer manufacturers are increasingly demanding financial support from customers in the form of equity investments and advance purchase price deposits, which in some cases are substantial. Should the Company require additional capacity, it may be required to incur significant expenditures to secure such capacity.

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


                                                                             Three Months Ended
                                         -------------------------------------------------------------------------------------------
                                          Jun. 30,   Mar. 31,    Dec. 31,   Sep. 30,    Jun. 30,   Mar. 31,    Dec. 31,    Sep. 30,
                                            1996       1996        1995       1995        1995       1995        1994        1994
                                         ----------  ---------  ----------  ---------  ----------  ---------  ----------  ----------
                                                                               (in thousands)
Statement of Operations Data:
Net revenues..........................   $  36,694   $  35,043  $  32,553   $  29,834  $  26,611   $  19,518  $  20,732   $  20,222
Cost of revenues......................      16,105      15,769     15,234      14,416     13,243       9,624      9,308       8,890
                                         ----------  ---------  ----------  ---------  ----------  ---------  ----------  ----------
Gross profit..........................      20,589      19,274     17,319      15,418     13,368       9,894     11,424      11,332
Research and development..............       5,650       6,011      5,802       5,430      4,885       4,443      3,752       3,777
Selling, general, and administrative..       9,582       8,308      7,849       7,244      6,904       5,367      5,180       5,079
In-process research and development (1)         --          --         --          --         --      16,600         --          --
                                         ----------  ---------  ----------  ---------  ----------  ---------  ----------  ----------
Income (loss) from operations.........       5,357       4,955      3,688       2,744      1,579     (16,516)     2,492       2,476
Net income (loss).....................   $   3,606   $   3,277  $   3,878   $   2,935  $   1,683   $  (9,628) $   2,306   $   2,222
Net income (loss) per share...........   $    0.17   $    0.16  $    0.19   $    0.14  $    0.08   $   (0.56) $    0.13   $    0.13
                                         ==========  =========  ==========  =========  ==========  =========  ==========  ==========
Shares used in computing net income
  (loss) per share....................      21,467      21,068     20,808      21,082     20,581      17,200     17,562      17,577
                                         ==========  =========  ==========  =========  ==========  =========  ==========  ==========

                                                                             Three Months Ended
                                         -------------------------------------------------------------------------------------------
                                          Jun. 30,   Mar. 31,    Dec. 31,   Sep. 30,    Jun. 30,   Mar. 31,    Dec. 31,    Sep. 30,
                                            1996       1996        1995       1995        1995       1995        1994        1994
                                         ----------  ---------  ----------  ---------  ----------  ---------  ----------  ----------
As a Percentage of Net Revenues:
Net revenues..........................     100.0%      100.0%     100.0%      100.0%     100.0%      100.0%     100.0%      100.0%
Cost of revenues......................      43.9        45.0       46.8        48.3       49.8        49.3       44.9        44.0
                                         ----------  ---------  ----------  ---------  ----------  ---------  ----------  ----------
Gross margin..........................      56.1        55.0       53.2        51.7       50.2        50.7       55.1        56.0
Research and development..............      15.4        17.2       17.8        18.2       18.4        22.8       18.1        18.7
Selling, general, and administrative..      26.1        23.7       24.1        24.3       25.9        27.5       25.0        25.1
In-process research and development (1)       --          --         --          --         --        85.0         --          --
                                         ----------  ---------  ----------  ---------  ----------  ---------  ----------  ----------
Income (loss) from operations.........      14.6        14.1       11.3         9.2        5.9       (84.6)      12.0        12.2
Net income (loss).....................       9.8         9.4       11.9         9.8        6.3       (49.3)      11.1        11.0

- --------------------------------------------

    (1)    Represents a charge incurred in connection with the Company's acquisition of TI's FPGA business.

                                                       10

Additional Quarterly Information

         The table above presents certain unaudited quarterly results for each of the eight quarters in the period ended June 30, 1996. In the opinion of management, all necessary adjustments (consisting only of normal recurring accruals) have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements of the Company and notes thereto included in the Company's Annual Report to Shareholders for the year ended December 31, 1995. These quarterly operating results are not necessarily indicative of the results for any future period.

Factors Affecting Future Operating Results

         The Company's operating results are subject to general economic conditions and a variety of risks characteristic of the semiconductor industry (including booking and shipment uncertainties, wafer supply fluctuations, and price erosion) or specific to the Company, any of which could cause the Company's operating results to differ materially from past results. For a discussion of such risks, see "Risk Factors" in Part I of the Company's Annual Report on Form 10-K for 1995, which is incorporated herein by this reference.

                                            PART II -- OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders.

         At the Annual Meeting of Shareholders of the Company held on May 16, 1996, at the principal executive offices of the Company in Sunnyvale, California, the Company's shareholders: (a) elected directors to serve until the next Annual Meeting of Shareholders and until their successors are elected; (b) approved certain amendments to the Company's 1986 Incentive Stock Option Plan ("Plan"); and (c) ratified the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 29, 1996.

         The vote for nominated directors was as follows:


              Nominee                           For                       Withheld                  Broker Nonvotes
- -------------------------------------------------------------------------------------------------------------------
John C. East                                 12,421,424                    16,978                          0
Keith B. Geeslin                             12,422,041                    16,361                          0
Jos C. Henkens                               12,313,041                   125,361                          0
Frederic N. Schwettmann                      12,422,041                    16,361                          0
Robert G. Spencer                            12,422,041                    16,361                          0


         The vote on the Plan amendments (increasing the number of shares of Common Stock reserved for issuance under the Plan (i) in 1996 by 885,781, or 5% of the shares of the Company's Common Stock issued and outstanding on March 18, 1996, and (ii) in each subsequent year during the term of such Plan by 5% of the shares of the Company's Common Stock issued and outstanding on the last day of the immediately preceding fiscal year) was as follows:


             For                          Against                        Abstain                   Broker Nonvotes
- -------------------------------------------------------------------------------------------------------------------
          5,638,319                      2,219,631                       459,931                      4,120,521


         The vote for ratifying the appointment of Ernst & Young LLP was as follows:


             For                          Against                        Abstain                   Broker Nonvotes
- -------------------------------------------------------------------------------------------------------------------
          12,404,472                      18,327                         15,603                           0


Item 6.       Exhibits and Reports on Form 8-K.

         (a)      Exhibits

         The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

                  11.      Statement re computation of per share earnings

         (b)      Reports on Form 8-K

         None

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  ACTEL CORPORATION




          Date: August 13, 1996                 /s/ David M. Sugishita
                                        ---------------------------------------
                                                  David M. Sugishita
                                           Senior Vice President of Finance
                                             and Chief Financial Officer
                                           (as principal financial officer
                                             and on behalf of Registrant)