Form 10-Q
period 1996-09-29
ACTEL CORP
filed 1996-11-13
CIK 907687

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                           ---------------------------



                                    FORM 10-Q



(Mark One)



  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

      SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended September 29, 1996



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

Registrant  was  required to file such  reports)  and (2) has  been subject to

such filing requirements for the past 90 days.        Yes  X       No



      Number  of  shares  of  Common  Stock  outstanding  as of

November 11, 1996:  17,963,548

                         PART I -- FINANCIAL INFORMATION



Item 1.       Financial Statements.



                                ACTEL CORPORATION



                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

               (unaudited, in thousands except per share amounts)



                                                        Three Months Ended                   Nine Months Ended

                                             -----------------------------------------  ----------------------------

                                               Sept. 29,      June 30,      Oct. 1,       Sept. 29,       Oct. 1,

                                                 1996           1996          1995           1996           1995

                                             -------------  ------------  ------------  --------------  ------------


Net revenues..............................   $    38,014    $    36,694   $    29,834   $    109,751    $    75,963

Costs and expenses:

   Cost of revenues.......................        16,164         16,105        14,416         48,040         37,283

   Research and development...............         6,417          5,650         5,430         18,078         14,758

   Selling, general, and administrative...         9,854          9,582         7,244         27,743         19,515

   In-process research and development....            --             --            --             --         16,600

                                             -------------  ------------  ------------  --------------  ------------

         Total costs and expenses.........        32,435         31,337        27,090         93,861         88,156

                                             -------------  ------------  ------------  --------------  ------------

Income (loss) from operations.............         5,579          5,357         2,744         15,890        (12,193)

Interest income and other, net............           338            413           191          1,040            543

                                             -------------  ------------  ------------  --------------  ------------

Income (loss) before tax provision........         5,917          5,770         2,935         16,930        (11,650)

Tax provision (benefit)...................         2,012          2,164            --          6,142         (6,640)

                                             -------------  ------------  ------------  --------------  ------------

Net income (loss).........................   $     3,905    $     3,606   $     2,935   $     10,788    $    (5,010)

                                             =============  ============  ============  ==============  ============

Net income (loss) per share...............   $      0.18    $      0.17   $      0.14   $       0.51    $     (0.29)

                                             =============  ============  ============  ==============  ============

Shares used in computing net income (loss)

   per share..............................        21,475         21,467        21,082         21,351         17,329

                                             =============  ============  ============  ==============  ============


                            SEE ACCOMPANYING NOTES

                                ACTEL CORPORATION



                      CONDENSED CONSOLIDATED BALANCE SHEET

                            (unaudited, in thousands)



                                                                                          Sept. 29,      Dec. 31,

                                                                                            1996           1995

                                                                                        ------------   ------------

                                     ASSETS


Current assets:

   Cash, cash equivalents, and short-term investments...............................    $     24,913   $     19,987

   Accounts receivable, net.........................................................          23,416         17,805

   Inventories......................................................................          26,909         27,726

   Other current assets.............................................................          15,321         12,401

                                                                                        ------------   ------------

         Total current assets.......................................................          90,559         77,919

Property and equipment, net.........................................................          15,906         15,674

Other assets........................................................................          16,072         13,526

                                                                                        ------------   ------------

                                                                                        $    122,537   $    107,119

                                                                                        ============   ============




                      LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:

   Accounts payable, accrued liabilities, and deferred income.......................    $     40,087   $     37,986

   Current portion of capital lease obligations.....................................              --             66

                                                                                        ------------   ------------

         Total current liabilities..................................................          40,087         38,052

Redeemable convertible preferred stock..............................................          18,147         18,147



Shareholders' equity................................................................          64,303         50,920

                                                                                        ------------   ------------

                                                                                        $    122,537   $    107,119

                                                                                        ============   ============


                            SEE ACCOMPANYING NOTES

                                ACTEL CORPORATION



                      CONSOLIDATED STATEMENT OF CASH FLOWS

                            (unaudited, in thousands)



                                                                                             Nine Months Ended

                                                                                       -----------------------------

                                                                                         Sept. 29,        Oct. 1,

                                                                                            1996           1995

                                                                                       --------------  -------------


Operating activities:

   Net income (loss)...............................................................    $      10,788   $      (5,010)

   Adjustments to reconcile  net income (loss) to net cash provided by operating activities:

     Depreciation and amortization.................................................            4,518           3,076

     In-process research and development...........................................               --          16,600

     Changes in operating assets and liabilities:

       Accounts receivable.........................................................           (5,611)         (2,641)

       Inventories.................................................................              817          (5,342)

       Other current assets........................................................           (2,920)         (2,682)

       Accounts payable and accrued liabilities....................................           (2,432)          3,629

       Deferred income.............................................................            4,533           6,494

                                                                                       --------------  -------------

   Net cash provided by operating activities.......................................            9,693          14,124

                                                                                       --------------  -------------

Investing activities:

   Purchase of TI FPGA business....................................................               --         (10,000)

   Purchases of property and equipment.............................................           (4,093)         (7,722)

   Sales and maturities of short-term investments..................................           (2,729)         12,216

   Investment in foundry...........................................................           (3,611)         (3,033)

   Other assets....................................................................              407          (6,205)

                                                                                       --------------  -------------

   Net cash used in investing activities...........................................          (10,026)        (14,744)

                                                                                       --------------  -------------

Financing activities:

   Sale of common stock, net of repurchases........................................            2,600           1,496

   Proceeds from line of credit....................................................               --           4,500

   Payments on line of credit......................................................               --          (4,500)

   Principal payments under capital lease obligations..............................              (66)           (426)

                                                                                       --------------  -------------

   Net cash provided by financing activities.......................................            2,534           1,070

                                                                                       --------------  -------------

Net increase in cash and cash equivalents..........................................            2,201             450

Cash and cash equivalents, beginning of period.....................................           17,691           7,314

                                                                                       --------------  -------------

Cash and cash equivalents, end of period...........................................    $      19,892   $       7,764

                                                                                       ==============  =============

Supplemental  disclosures of cash flows  information and non-cash  investing and financing activities:

   Cash paid for interest..........................................................    $           3   $          58

   Cash paid for taxes.............................................................           10,687           3,947

Preferred stock issued as partial consideration for the TI FPGA business, net of

   estimated future issuance costs.................................................               --          18,147


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



         The financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report to Shareholders for the year ended  December 31, 1995. The results of operations for the nine months ended September 29, 1996, are not necessarily  indicative of results that may be expected for the entire year ending December 29, 1996.



2.       Inventories



         Inventories consist of the following:



                                                                                   Sept. 29,      Dec. 31,

                                                                                      1996          1995

                                                                                  ------------  ------------


          Inventories:

             Purchased parts and raw materials.................................   $     1,870   $     1,357

             Work-in-process...................................................        17,741        18,326

             Finished goods....................................................         7,298         8,043

                                                                                  ------------  ------------

                                                                                  $    26,909   $    27,726

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

                                ACTEL CORPORATION



         NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

                                   (Unaudited)





3.       Provision for Taxes



         The Company's  effective  tax rate for the nine months ended  September

29, 1996,  was 36.3%.  This rate was based on the  estimated  annual tax rate of

35.7% in compliance  with Statement of Financial  Accounting  Standards No. 109,

"Accounting  for Income  Taxes." The estimated  annual tax rate differs from the federal  statutory  rate due  primarily  to state  income  taxes (net of federal benefit) and  recognition  of certain  deferred tax assets  subject to valuation allowances as of December 31, 1995.



4.       Earnings Per Share



         Earnings  per common and common  equivalent  share as  presented on the face of the statement of operations  represent  primary earnings per share. Dual presentation  of primary and fully diluted  earnings per share has not been made because the differences are insignificant.

Item 2.  Management's  Discussion  and Analysis of Financial  Condition and

         Results of Operations. Results of Operations Net Revenues



         The  Company's  net revenues for the third  quarter of fiscal 1996 were

$38.0  million,  which  represents an increase of 4% compared with the Company's net revenues for the second quarter of 1996 and an increase of 27% compared with the Company's  net revenues for the third quarter of 1995.  Net revenues for the first nine  months of fiscal  1996 were  $109.8  million,  which  represents  an increase of 44%  compared  with the  Company's  net  revenues for the first nine months of 1995.



         The sequential growth in quarterly net revenues resulted primarily from a 12% increase in the overall average selling price of field  programmable  gate arrays  ("FPGAs") that was partially offset by a decline of 10% in unit sales of

FPGAs.  The  overall  average  selling  price  of FPGAs  increased  sequentially principally  because of initial  shipments of the  Company's  radiation-hardened

RH1280  product,  which has higher than average  selling  prices.  Unit sales of

FPGAs declined because of softness in the Company's  commercial  business.  Unit sales  of  the  Company's  older  ACT 1  and  ACT 2  product  families  declined

sequentially,   while  unit  sales  of  all  other  product  families  increased sequentially.



         The year-over-year  growth in quarterly net revenues resulted primarily from a 20%  increase  in FPGA unit  sales  coupled  with an 8%  increase  in the overall average selling price of FPGAs. The year-over-year  growth in nine-month net revenues  resulted  primarily from a 20% increase in FPGA unit sales coupled with an 8% increase in the overall  average  selling price of FPGAs.  Unit sales increased principally because of new product sales and the Company's acquisition during  the  second  quarter  of 1995 of the  antifuse  FPGA  business  of Texas

Instruments  Incorporated  ("TI").  The  acquisition of TI's FPGA business had a negative influence on net revenues for the second quarter of 1995 and a positive effect on net revenues for subsequent quarters.  Accordingly, the year-over-year growth rates in net revenues are not indicative of future results.



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



         Gross Margin



         Gross  margin for the third  quarter  of 1996 was 58% of net  revenues,

compared with 56% of net revenues for the second  quarter of 1996 and 52% of net revenues for the third  quarter of 1995.  Gross margin for the first nine months of 1996 was 56% of net revenues, compared with 51% of net revenues for the first nine months of 1995.



         The  sequential  improvement  in gross margin  resulted  primarily from improved  manufacturing  yields and the generation of an increased percentage of net revenues  from sales of the Company's  new product  families,  which command higher  margins.  The Company's  gross margin for the third quarter of 1996 also benefited from  appreciation in the value of the United States dollar versus the

Japanese yen, in which some of the Company's wafer purchases are denominated.

         The year-over-year  improvement in gross margin resulted primarily from the Company's acquisition of TI's FPGA business, which has positively influenced the  Company's net revenues and overall  average  selling  price.  The Company's gross  margin  for 1996  also  benefited  from the  generation  of an  increased percentage of net revenues from sales of the Company's  newer ACT 3, XL, DX, and

RH product families, which command higher margins than the Company's older ACT 1 and ACT 2 product families.



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



         Research and Development



         Research and  development  expenditures  for the third  quarter of 1996 were $6.4 million, or 17% of net revenues, compared with $5.7 million, or 15% of net revenues,  for the second  quarter of 1996 and $5.4  million,  or 18% of net revenues, for the third quarter of 1995. The sequential increase in research and development spending resulted primarily from the timing of certain expenditures.



         Research and development expenditures for the first nine months of 1996 were $18.1 million, or 16% of net revenues,  compared with $14.8 million, or 19%

of net  revenues,  for the  first  nine  months  of  1995.  While  research  and development  expenditures  for the first nine  months of 1996  increased  by 22%

compared  with  the  first  nine  months  of  1995,   research  and  development

expenditures  declined as a percentage of net revenues due to the expanded scope of the Company's operations. The Company currently intends to boost the level of its  research and  development  expenditures  over the next several  quarters to

accelerate  the   introduction   of  new  products.   Research  and  development

expenditures may increase as a percentage of net revenues for any or all of such quarters.



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



         Selling, General, and Administrative



         Selling,  general, and administrative expenses for the third quarter of

1996 were $9.9 million,  or 26% of net revenues,  compared with $9.6 million, or

26% of net revenues,  for the second quarter of 1996 and $7.2 million, or 24% of net revenues, for the third quarter of 1995. The sequential increase in selling, general, and administrative spending resulted primarily from an increased level of sales and marketing activities in support of new products.



         Selling,  general,  and administrative  expenditures for the first nine months of 1996 were $27.7 million,  or 25% of net revenues,  compared with $19.5 million,  or 26% of net  revenues,  for the  first  nine  months  of 1995.  This year-over-year  decline  in the rate of  selling,  general,  and  administrative spending  resulted  primarily  from  economies of scale.  The Company  currently intends to continue  its  heightened  level of sales and  marketing  activity in support of new products over the next several quarters.  Selling,  general,  and administrative expenditures may increase as a percentage of net revenues for any or all of such quarters.



         Tax Provision



         The  Company's  effective tax rates for the three and nine months ended

September 29, 1996, were 34.0% and 36.3%,  respectively.  These rates were based on the  estimated  annual  tax rate of 35.7% in  compliance  with  Statement  of

Financial  Accounting  Standards  No. 109,  "Accounting  for Income  Taxes." The

estimated annual tax rate differs from the federal  statutory rate due primarily to state income taxes (net of federal  benefit) and the  recognition  of certain deferred tax assets subject to valuation allowances as of December 31, 1995.



         For the nine  months  ended  October 1, 1995,  the  Company  recorded a credit for  income  taxes  related to the  realization  of  deferred  tax assets previously subject to valuation allowances.



Liquidity and Capital Resources



         At the end of the first nine months of 1996, the Company's  cash,  cash equivalents,  and short-term investments were $24.9 million, compared with $20.0 million at the  beginning of 1996.  The amount of cash,  cash  equivalents,  and short-term  investments  increased  principally  because  of  cash  provided  by operations, including net income.



         The Company  believes that existing cash, cash  equivalents,  and short term investments, together with cash from operations, are sufficient to meet its current  cash  requirements.  A  portion  of  available  cash  may be  used  for

investment  in  or  acquisition  of  complementary   businesses,   products,  or

technologies.



         The Company believes that the availability of financial  resources is a substantial  competitive  factor.  To take  advantage of  opportunities  as they arise, or to withstand  adverse  business  conditions  should they occur, it may become  prudent or necessary for the Company to raise  additional  capital.  The

Company  intends to  monitor  the  availability  and cost of  potential  capital resources, including equity, debt, and off-balance sheet financing arrangements,

with a view toward  raising  additional  capital on terms that are acceptable to the  Company.  No  assurance  can be given that  additional  capital will become available on acceptable terms.



Additional Quarterly Information



         The following table presents certain  unaudited  quarterly  results for each of the eight quarters in the period ended September 29, 1996:



                                                                              Three Months Ended

                                            --------------------------------------------------------------------------------------

                                            Sept. 29,   June 30,   Mar. 31,   Dec. 31,    Oct. 1,    July 2,    Apr. 2,   Jan. 1,

                                               1996       1996       1996       1995       1995       1995       1995      1995

                                            ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

                                                                                (in thousands)


Statement of Operations Data:

Net revenues .............................  $  38,014  $  36,694  $  35,043  $  32,553  $  29,834  $  26,611  $  19,518   $ 20,732

Cost of revenues .........................     16,164     16,105     15,769     15,234     14,416     13,243      9,624      9,308

                                            ---------  ---------  ---------  ---------  ---------  ---------  ---------   --------

Gross profit .............................     21,850     20,589     19,274     17,319     15,418     13,368      9,894     11,424

Research and development .................      6,417      5,650      6,011      5,802      5,430      4,885      4,443      3,752

Selling, general, and administrative .....      9,854      9,582      8,308      7,849      7,244      6,904      5,367      5,180

In-process research and development (1) ..         --         --         --         --         --         --     16,600         --

                                            ---------  ---------  ---------  ---------  ---------  ---------  ---------   --------

Income (loss) from operations ............      5,579      5,357      4,955      3,688      2,744      1,579    (16,516)     2,492

Net income (loss) ........................  $   3,905  $   3,606  $   3,277  $   3,878  $   2,935  $   1,683  $  (9,628)  $  2,306

Net income (loss) per share ..............  $    0.18  $    0.17  $    0.16  $    0.19  $    0.14  $    0.08  $   (0.56)  $   0.13

                                            =========  =========  =========  =========  =========  =========  =========   ========

Shares used in computing net income (loss)

  per share ................................   21,475     21,467     21,068     20,808     21,082     20,581     17,200     17,562

                                            ---------  ---------  ---------  ---------  ---------  ---------  ---------   --------




                                                                              Three Months Ended

                                            --------------------------------------------------------------------------------------

                                            Sept. 29,   June 30,   Mar. 31,   Dec. 31,    Oct. 1,    July 2,    Apr. 2,    Jan. 1,

                                               1996       1996       1996       1995       1995       1995       1995       1995

                                            ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------


As a Percentage of Net Revenues:

Net revenues .............................    100.0%     100.0%     100.0%     100.0%     100.0%     100.0%     100.0%     100.0%

Cost of revenues .........................     42.5       43.9       45.0       46.8       48.3       49.8       49.3       44.9

                                            ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

Gross margin .............................     57.5       56.1       55.0       53.2       51.7       50.2       50.7       55.1

Research and development .................     16.9       15.4       17.2       17.8       18.2       18.4       22.8       18.1

Selling, general, and administrative .....     25.9       26.1       23.7       24.1       24.3       25.9       27.5       25.0

In-process research and development (1) ..       --         --         --         --         --         --       85.0         --

                                            ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

Income (loss) from operations ............     14.7       14.6       14.1       11.3        9.2        5.9      (84.6)      12.0

Net income (loss) ........................     10.3        9.8        9.4       11.9        9.8        6.3      (49.3)      11.1



---------------------------------------------


(1) Represents a charge incurred in connection with the Company's acquisition of

TI's FPGA business.



In the opinion of  management,  all necessary  adjustments  (consisting  only of normal  recurring  accruals)  have been included in the amounts  stated above to present fairly the unaudited quarterly results when read in conjunction with the audited  consolidated  financial  statements  of the Company  and notes  thereto included  in the  Company's  Annual  Report to  Shareholders  for the year ended

December  31,  1995.  These  quarterly  operating  results  are not  necessarily indicative of the results for any future period.



Factors Affecting Future Operating Results



         Shareholders  and  prospective   shareholders  of  the  Company  should

carefully  consider,  in addition  to the other  information  in this  Quarterly

Report on Form 10-Q and in other filings of the Company with the  Securities and

Exchange Commission, the following risk factors:



         Fluctuations In Operating Results



         The  Company's  quarterly and annual  operating  results are subject to general  economic  conditions  and a  variety  of  risks  characteristic  of the semiconductor  industry,  including booking and shipment  uncertainties,  supply problems, and price erosion.



               Booking and Shipment Uncertainties



         The Company  typically  generates a large  percentage  of its quarterly revenues from orders  received during the quarter and shipped in the final weeks of the quarter,  making it difficult to accurately  estimate quarterly revenues.

The Company's  backlog (which may be cancelled or deferred by customers on short notice  without  significant  penalty) at the  beginning of a quarter  typically accounts for only a fraction of the Company's revenues during the quarter.  This means that the Company  typically  generates the rest of its quarterly  revenues from orders  received  during the quarter and "turned"  for shipment  within the quarter,  and that any shortfall in "turns"  orders has an immediate and adverse impact  on  quarterly  revenues.  There  are many  factors  that  could  cause a shortfall in "turns"  orders,  including but not limited to a decline in general economic  conditions  or  the  businesses  of  end  users,  excess  inventories,

conversion to conventional (or  non-programmable)  grate arrays,  or the loss of business to other competitors for price or other reasons.



         Historically,  the  Company  has  shipped  a  disproportionately  large percentage  of its  quarterly  revenues in the final weeks of the  quarter.  Any failure by the Company to effect scheduled  shipments by the end of the quarter,

therefore,  could have a materially adverse effect on revenues for such quarter.

Since the Company  generally does not recognize revenue on the sale of a product to a  distributor  until the  distributor  resells the  product,  the  Company's quarterly  revenues  are also  dependent  on, and  subject to  fluctuations  in,

shipments by the Company's distributors.  When there is a shortfall in revenues,

operating  results  are  likely to be  adversely  affected  because  most of the

Company's expenses do not vary with revenues.



               Supply Problems



         In  a  typical  semiconductor  manufacturing  process,  silicon  wafers produced by a foundry  are sorted and cut into  individual  die,  which are then assembled into individual packages and tested for performance.  The manufacture,

assembly, and testing of semiconductor products is highly complex and subject to a wide variety of risks, including defects in masks, impurities in the materials used, contaminants in the environment, and performance failures by personnel and
equipment.   Semiconductor   products   intended  for  military  and   aerospace

applications  are  particularly  susceptible to these  conditions,  any of which could have a materially  adverse  effect on the  Company's  business,  financial condition, or results of operations.



         As is common in the semiconductor  industry,  the Company's independent wafer suppliers from time to time experience  lower than  anticipated  yields of usable die. For example,  the Company  experienced a yield problem at one of its foundries  in the  fourth  quarter  of 1993  that was  severe  enough  to have a materially adverse effect on the Company's results of operations.  To the extent yields of usable die  decrease,  the average  cost to the Company of each usable die  increases,  which reduces gross  margin.  Wafer yields can decline  without warning and may take substantial time to analyze and correct, particularly for a company  such as the  Company  that  does  not  operate  its  own  manufacturing facility,  but  instead  utilizes  independent  facilities,  most of  which  are offshore.  Yield problems may also increase the time to market for the Company's products and create inventory shortages and dissatisfied customers. In addition,

the  Company   typically   experiences   difficulties  or  delays  in  achieving

satisfactory,  sustainable yields on new processes or at new foundries. Although the Company has been able eventually to overcome these difficulties in the past,

no  assurance  can be given  that it will be able to do so with  respect  to its current or future new processes and/or new foundries.  No assurance can be given that the Company will not  experience  wafer supply  problems in the future,  or that  any such  problem  would  not  have a  materially  adverse  effect  on the

Company's business, financial condition, or results of operations.



               Price Erosion



         The  semiconductor  industry is characterized  by intense  competition.

Historically,  average selling prices in the semiconductor  industry  generally,

and for the Company's products in particular,  have declined  significantly over the life of each  product.  While the  Company  expects  to reduce  the  average selling prices of its products over time as the Company  achieves  manufacturing cost reductions,  the Company is sometimes required by competitive  pressures to reduce the prices of its products more quickly than such cost  reductions can be achieved.  In addition,  the Company  sometimes  approves  price  reductions  on specific sales to meet competition. If not offset by reductions in manufacturing costs or by a shift in the mix of products sold toward  higher-margin  products,

declines in the average  selling  prices of the  Company's  products will reduce gross  margins  and could  have a  materially  adverse  effect on the  Company's business, financial condition, or results of operations.



         Use of Estimates



         The  preparation  of  the  financial   statements  in  conformity  with

generally accepted  accounting  principles requires management to make estimates and assumptions  that affect the amounts  reported in the financial  statements.

Actual results could differ materially from those estimates.



         Dependence on Independent Wafer Manufacturers



         The  Company  does  not  manufacture  any of  the  wafers  used  in the production of its FPGAs.  Currently,  such wafers are  manufactured by Chartered

Semiconductor  Manufacturing Pte Ltd ("Chartered  Semiconductor")  in Singapore,

Lockheed-Martin  Federal Systems Company  ("Lockheed-Martin  FSC") in the United

States,  Matsushita  Electronics  Company  and  Matsushita  Electrical  Industry

Company Ltd. (collectively, "Matsushita") in Japan, TI in the United States, and

Winbond  Electronics  Corp.  ("Winbond")  in Taiwan.  The Company's  reliance on independent  wafer  manufacturers  to fabricate its wafers involves  significant risks,  including the risk of events  limiting  production and reducing  yields,

such as technical difficulties or damage to production facilities, lack of control over capacity allocation and delivery schedules, and potential lack of adequate  capacity.  These risks are  particularly  pronounced  with  respect to wafers intended for use in military and aerospace applications.



         The  Company  has from time to time  experienced  delays  in  obtaining wafers from its  foundries,  and there can be no assurance that the Company will not  experience  similar  or more  severe  delays in the  future.  In  addition,

although the Company has supply agreements with most of its wafer manufacturers,

a  shortage  of raw  materials  or  production  capacity  could  lead any of the

Company's wafer suppliers to allocate available capacity to customers other than the Company, or to internal uses, which could interrupt the Company's capability

to  meet  its  product  delivery  obligations.   These  risks  are  particularly

pronounced  with respect to wafers  intended  for use in military and  aerospace applications. Any inability or unwillingness of the Company's wafer suppliers to provide adequate quantities of finished wafers to satisfy the Company's needs in a timely manner would delay  production  and product  shipments and could have a materially adverse effect on the Company's  business,  financial  condition,  or results of operations.



         If the Company's current independent wafer manufacturers were unable or unwilling to manufacture the Company's  products as required,  the Company would have to identify and qualify  additional  foundries.  The qualification  process typically  takes  one  year or  longer.  No  assurance  can be  given  that  any additional  wafer  foundries  would  become  available or be able to satisfy the

Company's  requirements  on a  timely  basis  or  that  qualification  would  be successful.  In  addition,  the  semiconductor  industry  has from  time to time experienced shortages of manufacturing capacity. To secure an adequate supply of wafers, the Company has considered,  and continues to consider, various possible transactions,  including the use of substantial nonrefundable deposits to secure commitments from foundries for specified  levels of manufacturing  capacity over extended  periods,  equity  investments  (such as the  Company's  investment  in

Chartered  Semiconductor)  in  exchange  for  guaranteed  production,   and  the

formation of joint  ventures to own  foundries.  No assurance can be given as to the  effect  of any  such  transaction  on  the  Company's  business,  financial condition, or results of operations.



         Dependence on Customized Manufacturing Process



         The Company's FPGAs are  manufactured  using  customized steps that are added to otherwise  standard  manufacturing  processes of its independent  wafer suppliers.  There is  considerably  less  operating  history  for the  Company's

customized  process  steps  than  for  the  foundries'  standard   manufacturing

processes.  The dependence of the Company on customized  processing  steps means that, in contrast with competitors using standard manufacturing  processes,  the

Company has more difficulty  establishing  relationships  with independent wafer manufacturers, takes longer to qualify a new wafer manufacturer, takes longer to achieve satisfactory,  sustainable wafer yields on new processes, may experience a higher incidence of production yield problems,  must pay more for wafers,  and generally  will not obtain early access to the most  advanced  processes.  These risks are  particularly  pronounced  with respect to wafers  intended for use in military  and  aerospace  applications.  Any of the  above  factors  could  be a material  disadvantage  against  the  competing  non-antifuse  products  of  the

Company's competitors,  which use standard manufacturing  processes. As a result of these factors,  the Company's  products  typically have been fabricated using processes  one or  two  generations  behind  the  processes  used  on  competing products. The Company is attempting to accelerate the rate at which its products are  reduced to finer  geometries  and is working  with its wafer  suppliers  to obtain earlier access to advanced processes,  but no assurance can be given that such efforts with be successful.

         New Product Development and Technological Change



         The market  for the  Company's  products  is  characterized  by rapidly changing technology,  frequent new product introductions,  and declining average selling  prices  over  product  life  cycles,  each of which  makes  the  timely introduction of new products a critical objective of the Company.  The Company's future success is highly  dependent upon the timely  completion and introduction of new products at competitive  price and performance  levels. In evaluating new product  decisions,  the Company must anticipate well in advance both the future demand and the technology that will be available to supply such demand.  Failure

to  anticipate   customer  demand,   delays  in  developing  new  products  with

anticipated  technological  advances,  and failure to coordinate  the design and development  of  silicon  and  associated  software  products  each could have a materially adverse effect on the Company's  business,  financial  condition,  or results of operation.



         In addition,  there are greater  technological  and  operational  risks associated with new products.  The inability of the Company's wafer suppliers to produce advanced products,  delays in commencing or maintaining volume shipments of new products,  the discovery of product,  process,  software,  or programming failures,  and any related product returns could each have a materially  adverse effect on the Company's business, financial condition, or results of operation.



         In 1995,  the  Company  introduced  the 1200XL  family of FPGAs and the first members of the 3200DX family. In 1996, the Company  introduced  additional members of the  3200DX  family and the  RH1280,  which is the first  member of a radiation-hardened family of FPGAs. No assurance can be given that the Company's design and  introduction  schedules for  subsequent  members of the 3200DX or RH families of products and  supporting  software will be met or that such families will be well received by customers. No assurance can be given that any other new

products  will  gain  market   acceptance  or  that  the  Company  will  respond

effectively to new technological changes or new product announcements by others.

Any failure of the Company to successfully define, develop, market, manufacture,

assembly,  or test  competitive  new products  could have a  materially  adverse effect on its business, financial condition, or results of operations.



         The Company  must also  continue  to make  significant  investments  in research and  development to develop new products and achieve market  acceptance for such  products.  The Company  currently  conducts  most of its  research and development  activities at facilities operated by Matsushita and Lockheed-Martin

FSC and expects to conduct  similar  activities at facilities  operated by Extel

Semiconductor,  Inc. in the United States.  Although the Company has not to date experienced  any  significant  difficulty  in  obtaining  access to its  current facilities,  no  assurance  can be given that access will not be limited or that such facilities will be adequate to meet the Company's needs in the future.



         Dependence on Independent Software Developers



         The Company is dependent upon independent  software  developers for the development, maintenance, and support of certain elements of its Designer Series

Development  Systems software.  The Company's  reliance on independent  software developers  involves  certain risks,  including lack of control over development and delivery  schedules and the availability of customer  support.  In addition,

independent  software  developers  tend to be  entrepreneurial  businesses  with limited  financial and technical  resources.  No assurance can be given that the

Company's  independent  developers will be able to complete  software  currently under development,  or provide updates,  or customer support in a timely manner,

which could delay future releases and disrupt the Company's ability to provide customer support services. Any significant delays in the availability of the

Company's  software  would be detrimental to the capability of the Company's new families of  products to win  designs,  which  could have a  materially  adverse effect on the Company's business, financial condition, or results of operations.



         Dependence Upon Design Wins



         In order for the  Company to sell an FPGA to a customer,  the  customer must  incorporate the FPGA into the customer's  product in the design phase. The

Company  therefore  devotes  substantial  resources,  which  it may not  recover

through  product  sales,  in  support  of  potential   customer  design  efforts

(including,  among other things,  providing  development system software) and to persuade  potential  customers to  incorporate  the Company's  FPGAs into new or updated products.  These efforts usually precede by many months (and sometimes a year or more) the generation of volume FPGA sales,  if any, by the Company.  The value of any design win,  moreover,  will depend in large part upon the ultimate success of the  customer's  product.  No assurance can be given that the Company will win  sufficient  designs or that any design win will result in  significant revenues.



         Importance of Military and Aerospace Customers



         Although the Company is unable to determine with certainty the ultimate uses of its  products,  the  Company  estimates  that sales of its  products  to customers  in the military and  aerospace  industries,  which often carry higher profit  margins than sales of products to commercials  customers,  accounted for approximately  10% to 15% of net  revenues  from  1992 to  1995.  Following  the introduction  of the  RH1280 in the third  quarter  of 1996,  the  military  and aerospace  industries  accounted  for a greater  percentage of the Company's net revenues,  but no  assurance  can be given that future sales to customers in the military and  aerospace  industries  will  continue at current  volume or margin levels.  Orders from the military and aerospace  customers  tend to be large and irregular,  which creates operational challenges and contributes to fluctuations in the Company's net revenues and gross margins. These sales are also subject to more extensive  governmental  regulations,  including  greater import and export restrictions.  In addition,  products for  military and  aerospace  applications require  processing  and testing  that is more  lengthy and  stringent  than for commercial  applications,  increasing  the  risk of  failure.  It is  often  not possible to determine  before the end of processing and testing whether products intended for military or aerospace  applications will fail and, if they do fail,

a significant period of time is often required to process and test replacements,

each of which makes it difficult to accurately  estimate  quarterly revenues and could have a materially  adverse  effect on the  Company's  business,  financial condition, or results of operations.



         Semiconductor Industry Risks



         The   semiconductor   industry  has  historically   been  cyclical  and

periodically subject to significant economic downturns,  which are characterized by diminished product demand,  accelerated price erosion, and overcapacity.  The

Company may in the future experience substantial  period-to-period  fluctuations in business  and results of  operations  due to general  semiconductor  industry conditions, overall economic conditions, or other factors, including legislation and regulations governing the import or export of semiconductor products.



         Risks of International Manufacturing Operations



         The Company  buys a majority of its wafers from foreign  foundries  and has most of its commercial products assembled by subcontractors  located outside the United States. These activities are subject to the uncertainties  associated with international business operations, including trade barriers and other restrictions, changes in trade policies, foreign governmental regulations,

currency exchange  fluctuations,  reduced protection for intellectual  property,

war and other military activities,  terrorism,  changes in political or economic conditions,  and other disruptions or delays in production or shipments,  any of which  could  have  a  materially  adverse  effect  on the  Company's  business,

financial condition, or results of operations.



         Competition



         The   semiconductor   industry   is   intensely   competitive   and  is

characterized by rapid rates of technological change, product obsolescence,  and

price  erosion.   The  Company's  existing   competitors  include  suppliers  of

conventional gate arrays,  complex  programmable  logic devices  ("CPLDs"),  and

FPGAs.  The Company's two principle  competitors are Xilinx, a supplier of FPGAs based on static random access memory ("SRAM") technology, and Altera, a supplier principally of CPLDs. In connection with the settlement of patent  litigation in

1993,  the  Company  granted  Xilinx a license  under  certain of the  Company's patents that permits Xilinx to manufacture and market  antifuse-based  products.

Xilinx  recently  announced that it had  discontinued  its  antifuse-based  FPGA product line. The Company also faces  competition from companies that specialize in converting FPGAs,  including the Company's  products,  into conventional gate arrays. In addition,  the Company expects significant  competition in the future from major domestic and international semiconductor suppliers, and the Company's patents  may not bar  competitors  to which it has not  granted a  license  from

manufacturing  other  antifuse-based   products.   The  Company  may  also  face

competition   from  suppliers  of  logic  products  based  on  new  or  emerging technologies.  Given the  intensity  of the  competition  and the  research  and development  being done, no assurance  can be given that the Company's  antifuse and architecture technology will remain competitive.



         The Company believes that important  competitive  factors in its market are price, performance, number of usable gates, ease of use and functionality of development system software, installed base of development systems, adaptability of products to specific  applications,  length of development  cycle  (including reductions to finer micron design rules), number of I/Os, reliability,  adequate wafer fabrication capacity and sources of raw materials,  protection of products by effective  utilization of intellectual  property laws, and technical  service and support.  Failure of the Company to compete  successfully in any of these or other areas could have a materially  adverse  effect on its business,  financial condition,  or results of operations.  In addition, all existing FPGAs and CPLDs not based on antifuse technology are  reprogrammable,  a feature that makes them more attractive to many designers. The Company also believes that, if there were a  downturn  in the  market for CPLDs and  FPGAs,  companies  that have  broader product lines and longer standing  customer  relationships  may be in a stronger competitive  position  than  the  Company.  Many of the  Company's  current  and prospective  competitors  offer  broader  product  lines and have  significantly greater financial,  technical,  manufacturing,  and marketing resources than the

Company.



         Protection of Intellectual Property



         The Company has historically devoted significant  resources to research and development and believes that the  intellectual  property  derived from such research and  development is a valuable asset that has been and will continue to be  important  to the success of the  Company's  business.  The  Company  relies primarily  on a  combination  of  nondisclosure  agreements,  other  contractual provisions,  and patent and  copyright  protection  to protect  its  proprietary rights.  No  assurance  can be given that the steps taken by the Company will be adequate to protect its  proprietary  rights.  In addition,  the laws of certain

territories   in  which  the  Company's   products  are  or  may  be  developed,
manufactured,  or sold, including Asia and Europe, may not protect the Company's products and intellectual  property rights to the same extent as the laws of the

United States. Failure of the Company to enforce its patents or copyrights or to protect  its  trade  secrets  could  have a  materially  adverse  effect  on the

Company's business, financial condition, or results of operations.



         Reliance on Distributors



         In 1995, more than half of the Company's sales in the United States and virtually all of the Company's sales outside the United States were made through distributors.  Three of the Company's  distributors,  Wyle,  Arrow, and Pioneer,

accounted for approximately  14%, 12%, and 11%,  respectively,  of the Company's net revenues in 1995. In addition, a fourth distributor, Innotech, accounted for approximately  8% of the Company's net revenues.  No assurance can be given that future sales by these or other  distributors  will continue at current levels or that the Company will be able to retain its current  distributors  on terms that are acceptable to the Company.



         The  Company's   distributors   generally  offer  products  of  several

different companies,  including products that are competitive with the Company's products.  Accordingly,  there is a risk that these distributors may give higher priority to products of other suppliers, thus reducing their efforts to sell the

Company's products. In addition,  the Company's agreements with its distributors are  generally  terminable  at the  distributor's  option.  A reduction in sales efforts by one or more of the Company's current distributors or a termination of any distributor's  relationship with the Company could have a materially adverse effect on the Company's business, financial condition, or results of operations.



         The Company  generally  defers  recognition  of revenue on shipments to distributors until the product is resold by the distributor to the end user. The

Company's  distributors  have on occasion built  inventories in  anticipation of substantial  growth in sales and,  when such  growth did not occur as rapidly as anticipated,  substantially  decreased  the amount of product  ordered  from the

Company in subsequent quarters. Such a slowdown in orders would generally reduce the Company's profit margins on future sales of higher cost products because the

Company would be unable to take advantage of any  manufacturing  cost reductions while the distributor depleted its inventory at lower average selling prices. In addition,  while the Company believes that its major  distributors are currently adequately  capitalized,  no  assurance  can be  given  that  one or more of the

Company's distributors will not experience financial  difficulties.  The failure of one or more of the Company's  distributors  to pay for products  ordered from the Company or to continue  operations because of financial  difficulties or for other reasons could have a materially adverse effect on the Company's  business,

financial condition, or results of operations.



         International Sales



         Sales to customers  located  outside the United  States  accounted  for approximately  38%,  32%,  and 27% of net  revenues  for 1995,  1994,  and 1993,

respectively. The Company expects that revenues derived from international sales will  continue  to  represent  a  significant  portion  of its  total  revenues.

International  sales are subject to a variety of risks,  including those arising from currency restrictions,  tariffs, trade barriers,  taxes, and export license requirements.  All of the  Company's  foreign  sales  are  denominated  in  U.S.

dollars,  so the Company's  products become less price  competitive in countries with  currencies  that are declining in value  against the dollar.  In addition,

since   virtually  all  of  the   Company's   foreign  sales  are  made  through

distributors,  such sales are subject to the risks  described above in "Reliance on Distributors."

         Dependence on Independent Assembly Subcontractors



         The Company relies primarily on foreign subcontractors for the assembly and  packaging of its products and, to a lesser  extent,  for the testing of its finished products.  The Company generally relies on one or two subcontractors to provide particular  services and has from time to time experienced  difficulties with the  timeliness  and  quality of product  deliveries.  The  Company  has no long-term contracts with its subcontractors and certain of those  subcontractors are currently operating at or near full capacity. There can be no assurance that these  subcontractors will continue to be able and willing to meet the Company's requirements  for such  components or services.  Any  significant  disruption in supplies from, or degradation in the quality of components or services  supplied by,  these  subcontractors  could  delay  shipments  and  result  in the loss of customers  or revenues or  otherwise  have a  materially  adverse  effect on the

Company's business, financial condition, or results of operations.



         Key Personnel



         The success of the Company is dependent in large part on the  continued

service  of its key  management,  engineering,  marketing,  sales,  and  support employees.  Competition for qualified  personnel is intense in the semiconductor industry, and the loss of the Company's current key employees,  or the inability of the Company to attract  other  qualified  personnel,  could have a materially adverse effect on the Company.  The Company does not have employment  agreements with any of its key employees.



         Management of Growth



         The  Company  has  recently  experienced  and  expects to  continue  to experience  growth  in  the  number  of  its  employees  and  the  scope  of its operations, resulting in increased responsibilities for management personnel. To manage recent and potential future growth effectively,  the Company will need to continue to hire, train, motivate, and manage a growing number of employees. The future  success of the  Company  will also  depend on its ability to attract and retain qualified technical,  marketing, and management personnel. In particular,

the current  availability of qualified  design,  process,  and test engineers is limited, and competition among companies for skilled and experienced engineering personnel is very strong.  The Company has been  attempting  to hire a number of engineering  personnel  and has  experienced  delays in filling such  positions.

During strong  business  cycles,  the Company  expects to  experience  continued

difficulty in filling its needs for qualified engineers and other personnel.  No assurance  can be given  that the  Company  will be able to  achieve  or  manage effectively  any  such  growth,  and  failure  to  do  so  could  delay  product development and  introductions or otherwise have a materially  adverse effect on the Company's business, financial condition, or results of operations.



         Volatility of Stock Price; Shares Eligible for Future Sale



         The price of the Company's Common Stock can fluctuate  substantially on the basis of factors such as announcements of new products by the Company or its competitors,  quarterly  fluctuations in the Company's  financial results or the financial results of other semiconductor companies, or general conditions in the semiconductor  industry or in the financial markets. In addition,  stock markets have recently  experienced extreme price and volume volatility.  This volatility has had a substantial  effect on the market prices of the  securities  issued by high  technology  companies,  at times for reasons  unrelated  to the  operating performance of the specific companies.



         The price of the Company's Common Stock could be adversely  affected by sales of the  Company's  Common  Stock not  currently in the public  market.  In connection with the Company's acquisition of TI's antifuse FPGA business during the second quarter of 1995, the Company issued to TI 1,000,000 shares of Series

A Preferred Stock convertible, at the option of TI, into 2,631,578 shares of the

Company's  Common Stock. The Company also granted TI certain rights to have such shares of Common Stock registered under the Securities Act of 1933. In addition,

any shares  purchased  upon the  exercise of stock  options will be eligible for sale in the public market  (subject in some cases to the  provisions of Rule 701 and/or Rule 144 under the Securities Act).



         "Blank Check" Preferred Stock; Possible Effect on a Change in Control



         The Company's Articles of Incorporation authorize the issuance of up to

5,000,000  shares of "blank check"  Preferred Stock (of which  4,000,000  shares remain available for issuance), with such designations,  rights, and preferences as may be determined  from time to time by the Board of Directors.  Accordingly,

the Board is  empowered,  without  approval by holders of the  Company's  Common

Stock,  to  issue  Preferred  Stock  with  dividend,  liquidation,   redemption,

conversion, voting, or other rights that could adversely affect the voting power or other rights of the holders of the Common  Stock.  Issuance of the  Preferred

Stock  could be used as a method of  discouraging,  delaying,  or  preventing  a change in control of the Company.  In addition,  such issuance  could  adversely affect the market  price of the Common  Stock.  Although  the  Company  does not currently intend to issue any additional  shares of its Preferred  Stock,  there can be no assurance that the Company will not do so in the future.



         The Company has adopted an Employee  Retention  Plan that  provides for payment of stock to the Company's  employees who hold unvested  stock options in the event of a change of control of the Company.  Payment is contingent upon the employee  remaining with the Company for six months after the change of control.

The Company has also entered into Management  Continuity Agreements with each of its executive  officers,  which provide for the  acceleration  of unvested stock

options  in  the  event  an  executive  officer's   employment  is  actually  or

constructively terminated other than for cause following a change of control.



         Dividend Policy



         The  Company  has  never  declared  or paid any cash  dividends  on its capital stock. The Company  currently  intends to retain any earnings for use in its business and does not anticipate paying any cash dividends in the future.



                          PART II -- OTHER INFORMATION



Item 1.       Legal Proceedings.



         On January 20, 1994,  the Company  filed a lawsuit  against  QuickLogic

Corporation  ("QuickLogic") for infringement of four of the Company's patents in the United States  District Court for the Northern  District of California  (the

"Court").  On November 15, 1994, the Company filed a motion for summary judgment that QuickLogic infringes one of the Company's patents in the lawsuit. A hearing on this motion was held on March 21, 1996,  and on October 4, 1996,  the Special

Master  appointed by the Court  recommended  that the Court grant the  Company's motion for summary  judgment.  QuickLogic  has objected to the Special  Master's recommendation, which is under submission before the Court.



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

No trial is currently  scheduled.  After  considering the facts currently known,

management  does not believe that the ultimate  outcome of the  litigation  will have a materially adverse effect on the Company's business, financial condition,

or operating results, although no assurance can be given to that effect.



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







                                                 ACTEL CORPORATION









          Date: November 11, 1996               /s/ David M. Sugishita

                                        ---------------------------------------

                                                  David M. Sugishita

                                           Senior Vice President of Finance

                                             and Chief Financial Officer

                                           (as principal financial officer

                                             and on behalf of Registrant)