Form 10-K
period 1996-12-29
ACTEL CORP
filed 1997-03-31
CIK 907687

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                     --------------------------------------

                                    FORM 10-K
(Mark One)

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 1996

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-21970

                     --------------------------------------

                                ACTEL CORPORATION
             (Exact name of Registrant as specified in its charter)

               California                                      77-0097724
    (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                       Identification No.)

         955 East Arques Avenue
         Sunnyvale, California                                 94086-4533
(Address of principal executive offices)                       (Zip Code)

                                 (408) 739-1010
              (Registrant's telephone number, including area code)

                     --------------------------------------

          Securities registered pursuant to Section 12 (b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.001 par value
                                (Title of class)

                     --------------------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.     Yes X           No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price for shares of the Registrant's Common Stock on March 27, 1997, as reported by the National Market System of the National Association of Securities Dealers Automated Quotation System, was approximately $281,810,000. In calculating such aggregate market value, shares of Common Stock owned of record or beneficially by all officers, directors, and persons known to the Registrant to own more than five percent of any class of the Registrant's voting securities were excluded because such persons may be deemed to be affiliates. The Registrant disclaims the existence of control or any admission thereof for any other purpose.

     Number  of  shares  of  Common  Stock  outstanding  as of March  30,  1997:
20,814,611.

                     --------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

     The following documents are incorporated by reference in Parts II, III, and IV of this Annual Report on Form 10-K: (i) portions of Registrant's annual report to security holders for the fiscal year ended December 29, 1996 (Parts II and IV), and (ii) portions of Registrant's proxy statement for its annual meeting of shareholders to be held on May 2, 1997 (Part III).

                                     PART I

ITEM 1.  BUSINESS

Overview

     Actel designs, develops, and markets field programmable gate arrays ("FPGAs") and associated development system software and programming hardware. FPGAs are used by designers of communications, computer, industrial, military/aerospace, and other electronic systems to differentiate their products and get them to market faster. The Company is the leading supplier of FPGAs based on antifuse switching elements, which are smaller than alternative switching elements (such as static random access memories ("SRAMs") or erasable programmable read only memories ("EPROMs")), permitting reduced circuit size and cost and increased design efficiencies. Actel shipped its first products in 1988 and has sold more than 7,500 development systems to customers, including Allen Bradley/Rockwell, AST Computer, Alcatel, Bay Networks, Cabletron, DSC
Communications, Hughes Aircraft, Lockheed-Martin, Lucent Technologies, and Siemens. The Company has foundry relationships with Chartered Semiconductor Manufacturing Pte Ltd ("Chartered Semiconductor") in Singapore, Lockheed-Martin Federal Systems Company ("Lockheed-Martin FSC") in the United States, Matsushita Electronics Company and Matsushita Electrical Industry Company Ltd. (collectively, "Matsushita") in Japan, Texas Instruments Incorporated ("TI") in the United States, and Winbond Electronics Corp. ("Winbond") in Taiwan, permitting Actel to focus its resources on its core strengths of designing, developing, and marketing FPGAs.

     The Company's FPGAs are based on two proprietary technologies: the Actel antifuse and a circuit architecture that takes advantage of the Company's antifuse. The principal advantages of the antifuse over alternative switching elements are smaller size and lower electrical resistance. The smaller size of the antifuse generally permits Actel to make programmable circuits that are smaller, and hence less costly, than circuits of comparable performance and capacity made under comparable design rules using alternative switch technologies. Similarly, for circuits of comparable size and capacity manufactured under comparable design rules, the antifuse facilitates the design of circuits with a greater number of switches, which, in combination with the lower electrical resistance of the antifuse, tends to enhance flexibility and/or performance. In addition, the Company believes that its antifuse-based architecture is better suited for the high-level tools generally employed to design higher capacity devices than existing architectures using other types of switching elements. Actel believes that the advantages of its antifuse and architecture become more pronounced in higher capacity devices and that the demand for higher capacity devices will increase faster than that for programmable devices as a whole. Accordingly, the Company is focusing its attention on the transition to higher capacity devices and the associated high-level design methodologies. Actel's strategy is to provide the best FPGA solutions by giving logic designers the capability to move up to higher capacity designs with confidence and be successful.

     The Company's product line currently consists of six families of FPGAs, Designer Series Development System and CoreHDL software, Activator Device Programmers, and a family of mask-programmed gate arrays ("MPGAs"). To meet the diverse customer requirements in the broad FPGA market, each member of a product family generally is offered in a variety of speed grades, package types, reliability screenings, and ambient temperature tolerances. Designers typically use popular third-party software for circuit design and then translate the design into a programmed FPGA using Actel's proprietary, highly automated software (Designer Series Development System) and hardware (Activator Device Programmers). Customers with high-volume Actel FPGA designs may choose to convert to lower-cost MPGAs.

     In 1996, Actel introduced its CorePCI models, which are Peripheral Component Interface (PCI) compliant blocks or "cores" that can be used to save development time by being "dropped into" designs for ACT 3 PCI devices, which were also introduced in 1996. In addition, the Company announced agreements with two core providers to offer Actel-optimized cores, the first six of which were immediately available. In 1996, Actel also announced an alliance with Synopsys Inc. ("Synopsys") to produce a new category of logic devices called system programmable gate arrays ("SPGAs"), which will permit designers to combine complex system elements with traditional programmable logic to implement programmable "systems-on-a-chip." In addition, the Company announced that its first SPGA offering will be an "ES" product family that permits designers to target system functional cores into Actel's new ES reprogrammable architecture. The Company believes the ES product family will eventually include devices containing embedded mask-programmed functional blocks for improved performance, efficiency, and cost.

     Actel markets its products through a worldwide, multi-tiered sales and distribution network. The North American network includes 11 sales management offices, 21 manufacturers' representative firms, and three distributors. The European network includes sales management offices in England, France, and Germany, as well as 23 distributors and two manufacturers' representatives. In Japan, the Company markets its products through three distributors. Nine additional distributors serve the remaining international markets in which Actel offers its products.

     The Company was incorporated in California in 1985. Actel's principal facilities and executive offices are located at 955 East Arques Avenue, Sunnyvale, California 94086-4533, and its telephone number at that address is
(408) 739-1010. The Company's World Wide Web address is http://www.actel.com. As used in this Annual Report on Form 10-K, "Actel" and the "Company" mean Actel Corporation and its consolidated subsidiaries. "Actel" and the Actel logo are registered trademarks of the Company. This Annual Report on Form 10-K also includes unregistered trademarks of the Company and trademarks of companies other than Actel.

Industry Background

     The three principal types of integrated circuits used in most digital electronic systems are microprocessor, memory, and logic circuits. Microprocessors are used for control and computing tasks; memory devices are used to store program instructions and data; and logic devices are used to adapt these processing and storage capabilities to a specific application. Logic circuits are found in virtually every electronic system.

     The logic design of competing electronic systems is often a principal area of differentiation. Unlike the microprocessor and memory markets, which are dominated by a relatively few standard designs, the logic market is highly fragmented and includes, among many other segments, low-density standard transistor-transistor logic circuits ("TTLs") and custom-designed application specific integrated circuits ("ASICs"). TTLs are standard logic circuits that can be purchased "off the shelf" and interconnected on a printed circuit board, but they tend to limit system performance and increase system size and cost compared with logic functions integrated at the circuit (rather than the board) level. ASICs are customized circuits that offer electronic system manufacturers the benefits of higher levels of circuit integration: improved system performance, reduced system size, and lower system cost.

     ASICs include conventional gate arrays and programmable logic circuits. Conventional gate arrays are customized to perform desired logical functions at the time the device is manufactured. Since they are "hard wired" at the wafer foundry, conventional gate arrays are subject to the time and expense risks associated with any development cycle involving a foundry. Typically, conventional gate arrays are first delivered in production volumes months after the successful production of acceptable prototypes. In addition, conventional gate arrays cannot be modified after they are manufactured, which subjects them to the risk of inventory obsolescence and constrains the system manufacturer's ability to change the logic design. Programmable logic circuits, on the other hand, are manufactured as standard devices and customized "in the field" by electronic system manufacturers using computer-aided engineering ("CAE") design and programming systems. Programmable logic circuits are being used by a growing number of electronic system manufacturers as a solution to their increasing demands for differentiation, rapid time to market, and manufacturing flexibility. While conventional gate array designs are generally more complex than programmable logic circuit designs, the average capacity (or "gates" per circuit) of both conventional gate arrays and programmable logic circuits has increased over time. This indicates that long-term growth in sales within each market segment has increased faster for circuits with higher capacities.

     Programmable logic circuits include programmable logic devices ("PLDs") and FPGAs. The market for complex PLDs ("CPLDs") and FPGAs has grown rapidly because they generally offer greater capacity, lower total cost, and lower power consumption than TTLs and simple PLDs, and faster time to market and lower development costs than conventional gate arrays. For many electronic system manufacturers, the time-to-market and manufacturing-flexibility benefits of CPLDs and FPGAs outweigh their price premium over conventional gate arrays of comparable capacity. This is particularly true with respect to communications applications.

     Electronic system manufacturers customize programmable logic circuits to perform the desired logical functions by using CAE systems to change the state of the device's programming elements (such as fuses, antifuses, or transistors) through the application of an electrical signal. Most CPLDs currently are programmed with EPROM or other "floating gate" technologies. Many FPGAs currently are programmed with SRAM technology. The principal limitation on the wider use of CPLDs and FPGAs has been the difficulty in developing devices with price and performance factors approaching those of conventional gate arrays. On current architectures, programming elements based on EPROM or SRAM technologies occupy relatively large amounts of area within a circuit, which tends to increase the overall size and, in turn, the cost of each circuit. In addition, on current architectures the size of the EPROM and SRAM programming elements tends to limit the number of interconnect points in a circuit, which, in combination with the relatively high electrical resistance of EPROM and SRAM programming elements, tends to limit performance.

     Before an FPGA can be programmed there are various steps that must be accomplished by a designer using CAE design software. These steps include defining the function of the FPGA, verifying the design, and laying out the circuit. Traditionally, logic functions have been defined using schematic capture tools, which essentially permit the designer to construct a circuit diagram on the computer. As FPGA designers have begun to design higher capacity circuits, the time required to create schematic diagrams using schematic capture tools has become prohibitive. To address this problem, designers are increasingly turning to hardware description languages ("HDLs), also known as high-level description ("HLD"). VHDL and Verilog are the most common HDLs, which permit the designer to describe the circuit functions at an abstract level and to verify the performance of logic functions at that level. The HDL can then be fed into logic synthesis software that automatically converts the abstract or high-level description to a gate-level representation equivalent to that produced by schematic capture tools. After a gate-level representation of the logic function has been created and verified, it must be translated or "laid out" onto the generic logic modules of the FPGA. This is achieved by placing the logic gates and routing their interconnections, a process referred to as "place and route." As designers have begun to design higher capacity circuits, the need for automatic (instead of manual) place and route capability has become increasingly important. This transition to the use of HDLs presents a challenge to the designer to learn new design methods and to use new design tools. In addition, not all programmable logic circuit architectures are equally well suited for use with logic synthesis and place and route tools.

Technology

     Actel's FPGAs are based on two proprietary technologies: the Actel antifuse and a circuit architecture that takes advantage of the Company's antifuse. The antifuse is a two-terminal switch that is open before being programmed. In contrast to a conventional fuse, the application of sufficient voltage to an antifuse causes the switch to close permanently, allowing current to pass. Actel is the leading supplier of FPGAs based on antifuses.

     Antifuse

         Actel believes that it was first to achieve volume production of antifuse-based FPGAs. The patented antifuse structure used by Actel in its current product families consists of a "sandwich" of silicon oxide, silicon nitride, and silicon oxide ("ONO"). This structure is similar to that of ONO capacitors employed in the volume manufacture of many dynamic random access memory (DRAM) circuits. The Company believes that the benefits of the antifuse include the following:

          Small Size

          Antifuses are smaller than alternative switching elements (such as SRAMs and EPROMs), so antifuse-based circuits tend to be smaller, and hence less costly, than circuits of comparable performance and capacity manufactured under comparable design rules with alternative switching elements. This is particularly true of higher capacity circuits. Similarly, for circuits of comparable size and capacity manufactured under comparable design rules, the antifuse facilitates the design of circuits with a greater number of switches, which tends to enhance flexibility and/or performance.

          Low Resistance

          Antifuses   typically   exhibit  lower   electrical   resistance  than
     alternative switching elements. Lower electrical resistance also tends to enhances circuit performance.

          High Reliability

          The Company has performed extensive reliability testing on its antifuses over many years with excellent results. The negligible rate of individual antifuse failure permits antifuses to be used in substantial numbers without degrading overall circuit reliability, which in turn permits the small size and low resistance attributes of the antifuse to be fully exploited.

          Nonvolatility

          After an antifuse-based FPGA is programmed, it retains its circuit configuration permanently, even in the absence of electrical power. This is not true of SRAM-based FPGAs. Although the reprogrammability of SRAM and EPROM switches is desirable in some applications, nonvolatility is necessary in certain military, aerospace, and communications applications.

     Circuit Architecture

     The Company believes that the principal advantages of its proprietary circuit architecture include the following:

          Synthesisizability

          All of Actel's FPGAs are "synthesis friendly" by virtue of their use of many, relatively simple logic building blocks (referred to as "fine granularity") made possible by the antifuse. The Company believes that this characteristic will become increasingly important to designers as circuit capacities increase.

          Few Programming Elements in Interconnect Path

          Actel's circuit architecture usually provides for the minimum number of antifuses in an interconnect path (two), and never permits more than four antifuses in any interconnect path. In general, the fewer the number of switches in an interconnect path, the faster the connection. Many competing FPGAs include interconnect paths with more than four programming elements, which increase resistance and therefore impede circuit performance.

          Routability

          The plentiful number of antifuses and the patented segmented routing tracks of different lengths in Actel's products provide numerous routing alternatives and generally facilitate efficient results with automatic place and route software, even when a high percentage of the FPGA's potential gate capacity is used. Actel believes that these features make its circuits easier to design with than most competing FPGAs.

          Flexibility and Utilization

          A key competitive factor in the programmable logic market is utilization, or the extent to which a particular design can use the potential number of gates available on the circuit. In the case of SRAM-based FPGAs and EPROM-based CPLDs, utilization can vary substantially from design to design, so that a "8,000-gate" circuit may in practice use only a fraction of that number. By contrast, Actel's circuit architecture permits its products to have a more predictable capacity over a broad range of applications. This permits Actel's customers to select with a relatively high degree of confidence the product that is most economical for a desired application. Actel's circuit architecture also provides significant flexibility in utilizing the logic capacity of the circuit to boost performance.

     The Company believes that the advantages of its antifuse and architecture described above generally increase as circuit capacity increases, and that the greatest growth in the programmable logic market will occur in higher capacity devices. Accordingly, Actel is focusing its attention on the transition to higher capacity devices and associated high-level design methodologies. The Company's strategy is to provide the best FPGA solutions by giving logic designers the capability to move up to higher capacity designs with confidence and be successful.

Products

     Actel's product line currently consists of six families of FPGAs, Designer Series Development System and Core HDL software, Activator Device Programmers, and a family of MPGAs. In 1996, the first member of the RadHard FPGA family was shipped for revenue and an important software update was released.

     FPGAs

     Currently, all six of the Company's FPGA families are in production. To meet the diverse customer requirements in the broad high-capacity programmable logic market, each member of a family (except RadHard) is offered in a variety of speed grades, package types, reliability screenings, and ambient temperature tolerances. The five members of the ACT 1 and ACT 2 families, for example, can be ordered in more than 100 speed, packaging, screening, and tolerance variations.

          ACT 1

          The ACT 1 family consists of two products: the 1,200-gate A1010, which was first shipped for revenue in 1988; and the 2,000-gate A1020, which was first shipped for revenue in 1989. The A1020 is capable of integrating the equivalent of 60 TTLs into a single package. This family of circuits was introduced at 2.0 micron and currently is manufactured under 1.0 and 0.9 micron design rules. The Company offers 3.3-volt versions of its ACT 1 products.

          ACT 2

          The ACT 2 family consists of three products: the 4,000-gate A1240 and the 8,000-gate A1280, which were first shipped for revenue in 1991; and the 2,500-gate A1225, which was first shipped for revenue in 1992. The A1280 is capable of integrating the equivalent of 240 TTLs into a single package. This family of circuits was introduced at 1.2 micron and currently is manufactured under 1.0 micron design rules.

          ACT 3

          The ACT 3 family consists of five products: the 2,500-gate A1425 and the 6,000-gate A1460, which were first shipped for revenue in 1993; and the 1,500-gate A1415, the 4,000-gate A1440, and the 10,000-gate A14100, which were first shipped for revenue in 1994. The ACT 3 family was designed for applications requiring high speed and a high number of inputs and outputs ("I/Os"). The five members of the ACT 3 family can be ordered in more than 70 speed, packaging, screening, and tolerance variations. The Company offers 3.3-volt and, beginning in 1996, PCI-compliant versions of its ACT 3 products. The ACT 3 family was introduced at 0.8 micron and currently is manufactured under 0.6 micron design rules.

          1200XL

          The 1200XL family, which was first shipped for revenue in 1995, consists of three members ranging from 2,500 to 8,000 gates that can be ordered in more than 50 speed, packaging, screening, and tolerance variations. Taking advantage of 0.6 micron design rules and redesigned I/O modules and clock distribution networks, 1200XL products offer system performance significantly in excess of that offered by pin-compatible ACT 2 devices, which the 1200XL family will eventually replace. In 1996, Actel began offering the 8,000-gate A1280XL in a 208-pin plastic quad flat pack ("PQFP") and the 4,000-gate A1240XL in a 100-pin PQFP. Designers using the new packages will be able to migrate to higher density devices without changing packages.

          3200DX

          The 3200DX family currently consists of the 6,500-gate A3265DX, which was first shipped for revenue in 1995; and the 14,000-gate A32140DX and the 20,000-gate A32200DX, which were first shipped for revenue in 1996. The 3200DX family, which may range up to 40,000 gates, permits designers to integrate the register-intensive datapath functions of FPGAs, the control and decode modules commonly implemented in CPLDs, and the fast dual-port SRAM typically used for high-speed buffering. Supported by the Company's extensive selection of automated design tools, the 3200DX family is optimized for synthesis design methodologies to yield predictable performance for system logic integration. To further assist designers, most members of the family offer JTAG boundary scan logic, which permits testing of the design during manufacture. In 1996, Actel began offering the A32140DX in a 176-pin thin quad flat pack (TQ176), which will enable designers to easily migrate from smaller TQ176 devices. The 3200DX family is based on 0.6 micron design rules.

          RadHard

          The RadHard family currently consists of the 8,000-gate RH1280, which was first shipped for revenue in 1996 and ramped more quickly than any other product in the Company's history. Actel and Lockheed-Martin FSC are jointly developing the RadHard family to meet the demands of applications requiring guaranteed levels of performance and radiation immunity, including the growing commercial satellite market. The RadHard family is based on 0.8 micron design rules.

     Software

     A key element of the Company's strategy is to support users' electronic design automation ("EDA") tools of choice by establishing and maintaining relationships with leading synthesis software vendors for the purpose of permitting such tools to be used as a "front end" to Actel's proprietary Designer Series Development System. Rather than developing this capability alone, the Company has established the Actel Industry Alliance, which Actel uses to establish relationships with EDA vendors for the purpose of developing interfaces between such vendors' EDA tools and Actel's proprietary software. Under the Alliance program, Actel provides members with, among other things, access to its proprietary software specifications, early access to software revisions, verification services, and participation in joint marketing efforts. The Alliance currently has more than 20 members, including all major EDA vendors supporting HLD for both VHDL and Verilog. The Company provides comprehensive HDL solutions for the EDA environments of Cadence Design Systems, Mentor Graphics, Synopsys, and Viewlogic.

          Designer Series Development System

          In 1996, the Company began to offer, and distributed as a free upgrade to Actel customers who subscribe to the Company's support program, an important software release, Designer Series 3.1, which supports all Actel FPGA families. Designer Series 3.1 includes improvements to ACTmap, the VHDL synthesis and optimization tool shipped with all versions of Actel's Designer Series Development System, and ACTgen, an automatic VHDL macro builder. In Designer Series 3.1, ACTmap handles the industry-standard array of VHDL constructs. ACTgen enhancements include multipliers for improved generation of digital signal processing ("DSP") functions and enhanced synthesis of the SRAM and control and decode blocks available in the newer members of the 3200DX family, including the A32200DX. By combining ACTmap's VHDL behavioral language features with ACTgen's reusable functional modules, Designer Series 3.1 permits designers to more quickly and easily design and verify complex, high-capacity designs for applications such as networking and telecommunications.

          CoreHDL Intellectual Property

          As integrated circuits move to ever higher levels of capacity and integration, the use of intellectual property ("IP"), in the form of cores, becomes more important. In offering CoreHDL IP, the Company is targeting high-density FPGA designers who are interested in combining customized logic with predefined functions optimized for high performance applications. By using predefined cores, designers save engineering resources for the value-added portions of their designs while shortening the design cycle. In addition, the portable nature of cores enables design reuse across multiple product versions.

          Actel's CoreHDL IP portfolio currently consists of CorePCI, three telecommunications cores, and three industrial cores, all of which were introduced in 1996, and a Universal Serial Bus (USB) Interface. The Company offers seven CorePCI models, which were developed internally, in both VHDL and Verilog-HDL. The remaining cores were developed by Inicore AG, a Swiss IP provider. The telecommunications cores include an ISDN G704-EI Framer, an Asynchronous Transfer Mode (ATM) UTOPIA receiver interface, and an ATM UTOPIA transmitter interface. The cores targeted to industrial control applications are a Universal Asynchronous Receiver/Transmitter (UART), a Controller Area Network (CAN) Interface, and a Serial Control Bus Interface.

     Activator Device Programmers

     The Company's Activator Device Programmers are used to program Actel's FPGAs. The Activator accepts data from Designer Series Development System software, converts the data to the proper protocol, and applies the appropriate electrical signals to the device so as to permanently imprint the user's circuit design on the device. There are currently two Activator Device Programmers, Activator 2 and Activator 2S, both of which execute all programming, verification, and debugging functions. Customized programming adapters for each device type permit different packages to be programmed by switching adapters. Activator 2 programs up to four FPGAs at a time; Activator 2S programs one at a time.

     Actel also supports  programmers  manufactured by third parties,  including
Data I/O, the leading supplier of third-party programmers. In 1996, BP Microsystems Inc. became the first vendor to successfully receive support certification for all of the Company's FPGAs.

     MPGAs

     The Company offers a family of MPGAs, which provides high-volume users of Actel FPGA designs with a fast, convenient, low-cost alternative to traditional gate array conversions.

Market and Applications

     FPGAs can be used in a broad range of applications across nearly all electronic system market segments. Most customers use the Company's FPGAs in low- to medium-volumes in the final production form of their products. Some high-volume electronic system manufacturers use Actel's FPGAs as a prototyping vehicle and convert production to lower-cost conventional gate arrays, while others with time-to-market constraints use the Company's FPGAs in the initial production and then convert to conventional gate arrays. As product life cycles continue to shorten, some high-volume electronic system manufacturers are electing to retain FPGAs in volume production because conversion to conventional gate arrays may not yield sufficiently attractive savings before the electronic system reaches the end of its life.

     Communications

     The high capacity, high performance, and low power consumption of FPGAs make them well suited for use in communications equipment. Increasingly complex equipment must frequently be designed to fit in the space occupied by previous product generations. The rapidly changing communications environment rewards short development times and early market entry.

     Representative Actel customers in the communications market include: 3Com, ADC Kentrox, Advanced Fibre Communications, Alcatel, Ascend Communications, Bay Networks, Cabletron, Cascade, Cisco Systems, Chipcom, DSC Communications, Hughes Network Systems, Lucent Technologies, Motorola, and Nortel.

     Computer Systems and Peripherals

     The computer systems markets are intensely competitive, placing a premium on early market entry for new products. FPGAs decrease the time to market and facilitate early completion of production models so that development of hardware and software can occur in parallel.

     Representative   Actel  customers  in  the  computer  market  include:  AST
Computer, Hewlett-Packard, IBM, Olivetti, Sky Computer, and Tandem Computer. Industrial Control Equipment

     Industrial Control Equipment

     Industrial control and instrumentation applications often require complex electronic functions tailored to specific needs. FPGAs offer programmability and high capacity, making them attractive to this segment of the electronic equipment market.

     Representative Actel customers in the industrial market include: Allen Bradley/Rockwell, Eastman Kodak, General Electric, Hewlett-Packard, Marquette, and Siemens.

     Military and Aerospace

     Rigorous quality and reliability standards, stringent volume requirements, and the need for design security are characteristics of the military and aerospace market. The Company's FPGAs have high quality, reliability, and capacity, and are virtually impossible to reverse engineer, making them suitable for many military and aerospace applications. Actel's FPGAs are especially well suited for space applications, due to the high radiation tolerance of the Company's antifuse, and for many aircraft and missile flight applications, due to the high density and performance of Actel's FPGAs.

     Representative Actel customers in the military market include: Alliant Technology, Boeing, E-Systems, Harris, Honeywell, Hughes Aircraft, Jet Propulsion Labs (JPL), Lockheed-Martin, Loral, National Aeronautics Space Administration (NASA), Northrup, Olin Corporation, Raytheon, SCI Systems, TI, and TRW.

Sales and Distribution

     The Company maintains a worldwide, multi-tiered selling organization that includes a direct sales force, independent manufacturers' representatives, and electronics distributors.

     Actel's domestic sales force currently consists of 48 sales and administrative personnel and field application engineers ("FAEs") operating from 11 sales offices located in major metropolitan areas. Direct sales personnel call on target accounts and support direct original equipment manufacturers ("OEMs"). Besides overseeing the activities of direct sales personnel, the Company's sales managers also oversee the activities of 21 manufacturers' representative firms that operate from approximately 43 office locations. The manufacturers' representatives concentrate on selling to major industrial companies in North America. To service smaller, geographically dispersed accounts in North America, Actel has distributor agreements with Pioneer-Standard Electronics, Inc. ("Pioneer"), Arrow Electronics, Inc. and Zeus Electronics (collectively, "Arrow"), and Wyle Laboratories ("Wyle"). Arrow has approximately 50 branch offices in North America; Pioneer and Wyle have a total of approximately 60 branch locations in North America.

     The Company generates a significant portion of its revenues from international sales. Sales to customers outside the United States accounted for approximately 33%, 38%, and 32% of net revenues in 1996, 1995, and 1994, respectively. Actel's European sales organization currently consists of 23 distributors (including Arrow, which has 10 subsidiary companies in Europe) having approximately 52 branch offices. The activities of these distributors are supervised from sales management offices in Basingstoke (England), Paris (France), and Munich (Germany), where a total of 17 people are employed. Matsushita, which is a foundry and strategic partner of the Company, markets Actel's products in Japan under the Company's brand name. The Company has two additional distributors in Japan, including Innotech Corporation. Actel also has distributors in Australia, China, Egypt, Hong Kong, India, Korea, Malaysia, Singapore, South Africa, and Taiwan. In 1996, the Company added Dae Jin Semiconductor Company as a new distributor. Dae Jin is a dominant distributor in Korea's telecommunications market.

     After the Company's sales representatives and distributors evaluate a customer's logic design requirements and determine if there is an application suitable for Actel's FPGAs, the next step typically is a visit to the qualified customer by a regional sales manager or the FAE from the Company or its distributor. The sales manager or FAE may then determine that additional analysis is required by engineers based at Actel's headquarters. The Company's sales cycle for the initial sale of a design system is generally lengthy and requires the continued participation of salespersons, FAEs, engineers, and management.

     In 1996, more than half of Actel's sales in the United States and virtually all of the Company's sales outside the United States were made through distributors. As is common in the semiconductor industry, Actel generally grants price protection to distributors. Under this policy, distributors are granted a credit upon a price reduction for the difference between their original purchase price for products in inventory and the reduced price. From time to time, distributors are also granted credit on an individual basis for Company-approved price reductions on specific transactions to meet competition. The Company also generally grants distributors limited rights to return products. To date, product returns under this policy have not been material. Actel maintains reserves against which these credits and returns are charged. Because of its price protection and return policies, the Company generally does not recognize revenue on products sold to distributors until the products are resold to end customers.

Backlog

     At December 31, 1996, Actel's backlog was approximately $27.0 million, compared with approximately $34.4 million at December 31, 1995. The Company includes in its backlog all OEM orders scheduled for delivery over the next nine months and all distributor orders scheduled for delivery over the next six months. Actel produces standard products that may be shipped from inventory within a short time after receipt of an order. The Company's business, and to a large extent that of the entire semiconductor industry, is characterized by short-term order and shipment schedules, rather than volume purchase contracts. In accordance with industry practice, Actel's backlog may be cancelled or rescheduled by the customer on short notice without significant penalty. As a result, the Company's backlog may not be indicative of actual sales and therefore should not be used as a measure of future revenue.

Customer Service and Support

     Actel believes that superior customer service and technical support are essential for success in the FPGA market. The Company facilitates service and support through service team meetings that address particular aspects of the overall service strategy and support. The most significant areas of customer service and technical support are regularly measured. Actel's customer service organization emphasizes prompt, accurate responses to questions about product delivery and order status.

     The Company's FAEs provide technical support to customers in the United States and Europe. This network of experts is augmented by FAEs working for Actel's sales representatives and distributors throughout the world. Customers in any stage of design can also obtain assistance from the Company's technical support hotline. In addition, Actel offers technical seminars on its products and comprehensive training classes on its software.

     The Company generally warrants its products against defects in material and workmanship for one year. Actel also warrants that its automatic place and route software will achieve gate utilization at not less than the rates advertised. The Company has not experienced significant warranty returns to date.

Manufacturing and Assembly

     Actel's current strategy is to utilize third-party manufacturers for its wafer requirements, which permits the Company to allocate its resources to product design, development, and marketing. Wafers used in Actel's FPGAs are manufactured by Chartered Semiconductor in Singapore, by Lockheed-Martin FSC in the United States, by Matsushita in Japan, by TI in the United States, and by Winbond in Taiwan. The Company historically purchased wafers from Matsushita and TI. Chartered Semiconductor, Lockheed-Martin FSC, and Winbond were added in 1994. Actel's FPGAs are currently manufactured by Chartered Semiconductor using
0.6 micron design rules; by Lockheed-Martin FSC using 0.8 micron design rules; by Matsushita using 0.8, 0.9, and 1.0 micron design rules; by TI using 1.0 micron design rules; and by Winbond using 0.6 and 0.8 micron design rules.

     Wafers purchased by the Company from its suppliers are assembled, tested, marked, and inspected by Actel and/or a subcontractor of the Company before shipment to customers. Actel assembles most of its plastic commercial products in Hong Kong and Korea. Ceramic package assembly, which is generally required for military applications, currently is performed at one or more subcontractor manufacturing facilities, some of which are in the United States.

Research and Development

     In 1996, 1995, and 1994, the Company spent $23.9 million, $20.6 million, and $14.4 million, respectively, on research and development, which represented approximately 16%, 19%, and 19%, of net revenues, respectively, for such periods. Actel's research and development expenditures are currently divided among circuit design, software development, and process technology activities. In the areas of circuit design and process technology, the Company's research and development activities include continuing efforts to reduce the cost and improve the performance of current products, principally by reducing the design rules under which such products are manufactured, and to develop new families of FPGA products based on existing or emerging technologies. Actel's software research and development activities are dedicated to providing customers with access to a wide variety of CAE tools and HDL cores in a complete and automated desktop design environment on popular personal computer and workstation platforms, with the objective of giving logic designers the capability to move up to higher complexity designs with confidence and be successful.

     The research and development projects that the Company announced in 1996 are summarized below.

     ES Architecture and ES Reprogrammable SPGA Products

     On March 6, 1995, Actel and BTR, Inc. ("BTR") entered into a License Agreement pursuant to which BTR licensed its proprietary technology to the Company for development and use in FPGAs and certain multichip modules. As partial consideration for the grant of the license, the Company is paying to BTR non-refundable advance royalties. Actel has also employed the principals of BTR to assist the Company in its development and implementation of the licensed technology.

     The ES architecture combines a new, fine-grained cell structure with a routing-centric architecture. The expected result is logic cells that are more readily synthesized and more efficient than current programmable architectures. The key to the architectural efficiencies is a technology Actel calls MutliDrive active routing. Separate transistors are used to implement logic and to drive the interconnects. By separating these functions, Actel believes that more transistors can be included per chip, which should translate to smaller die size and more efficient and lower-cost designs. In addition, the interconnect drivers are tailored to routing length, which should provide high performance even for cross-chip routing. The ES architecture also makes greater use of hierarchy than current programmable architectures. A constant, maximum routing delay is associated with each level of hierarchy, which should provide the device with fanout independent delays. This means that, regardless of the number of logic elements being driven, the delay should always be constant, making the chip's performance predictable.

     The ES architecture is switch-technology independent, so products can utilize SRAM, antifuse, flash, or any other basic programming element. The Company currently intends to introduce the initial ES family based on reprogrammable, three-layer metal SRAM technology manufactured using 0.35 micron design rules. Actel envisions further products based on antifuse or flash technologies in the future.

     Embedded SPGA Products

     On June 1, 1996, Actel and the Silicon Architects Group of Synopsys entered into a Technology License and Services Agreement pursuant to which Synopsys licensed its cell-based array ("CBA") architecture to Actel. The two companies will jointly adapt CBA technology specifically to support SPGAs and jointly develop Synopsys' synthesis technology to support the new device class. Embedded SPGAs will combine the performance, efficiency, and cost advantages of conventional gate arrays with the time-to-market and flexibility advantages of the ES architecture by embedding mask-programmed elements within the device. The programmable portion of the Embedded SPGA will provide all the features and functionality of the Reprogrammable SPGA described above. The embedded mask-programmed portion of the device will be based on CBA technology, which is a gate array architecture with cell-based efficiencies. CBA supports the implementation of multiple industry-standard or proprietary functions, including DPS filters, datapaths, memories, and preconfigured kits of specific functional blocks.

     The Company believes that the Embedded SPGA will enable two fundamentally different business models. In the first, the Actel Embedded SPGA is an application-specific device available to multiple customers as an off-the-shelf, field-programmable technology that is sold and supported like an FPGA. An application-specific core (such as a PCI core, for example) is already embedded in the device, creating significant value for customers who desire such cores but cannot or do not wish to design them from scratch. In the second business model, the Actel Embedded SPGA is a customer-specific device in which proprietary functions are embedded and field-programmability is available for later design variations. Under this scenario, the device is sold and supported like a conventional gate array, and the customer uses the field-programmability of the device to support varying industry standards or to offer differentiated product derivatives.

Competition

     The FPGA market is highly competitive, and the Company expects that competition will continue to increase as the market grows. Actel's competitors include suppliers of TTLs and ASICs, including conventional gate arrays, PLDs, and FPGAs. Of these, the Company competes principally with suppliers of conventional gate arrays, CPLDs, and FPGAs.

     The primary advantages of conventional gate arrays are high capacity, high speed, and low production cost in high volume. Actel competes with conventional gate array suppliers by offering lower design costs, shorter design cycles, and reduced inventory risks. However, some customers elect to design and prototype with the Company's products and then convert to conventional gate arrays to achieve lower costs for volume production. For this reason, Actel faces competition from companies that specialize in converting CPLDs and FPGAs, including the Company's products, into conventional gate arrays. Actel's MPGA family offers designers a fast, convenient, low-cost alternative to traditional gate array conversions.

     The Company also competes with suppliers of CPLDs. Suppliers of these devices include Altera Corporation ("Altera"), Advanced Micro Devices, and Lattice Semiconductor. The circuit architecture of CPLDs gives them a performance advantage in certain lower capacity applications, but Actel believes that its products are better suited for higher capacity designs. Altera, however, has a larger installed base of development systems than the Company. In addition, CPLDs are reprogrammable, which permits customers to reuse a circuit multiple times during the design process (unlike antifuse-based FPGAs, which permanently retain the programmed configuration). No assurance can be given that Actel will be able to overcome these competitive disadvantages.

     The Company competes most directly with established FPGA suppliers, such as Xilinx, Inc. ("Xilinx") and Lucent Technologies (which is a licensed second source of some Xilinx products). While Actel believes its products and technology are superior to those of Xilinx in many applications requiring greater speed, lower cost, or nonvolatility, Xilinx came to market with its FPGAs approximately three years before the Company, has a larger installed base of development systems, and its SRAM-based products are reprogrammable. No assurance can be given that Actel will be able to overcome these competitive disadvantages.

     Several companies have either already marketed antifuse-based FPGAs, including QuickLogic Corporation ("QuickLogic"), or announced their intention to do so. See "Legal." On March 31, 1995, the Company completed its acquisition of the antifuse FPGA business of TI, which was the only second-source supplier of the Company's products. Xilinx, which is a licensee of certain of the Company's patents, introduced antifuse-based FPGAs in 1995 and terminated its antifuse FPGA business in 1996. Cypress Semiconductor Corporation, which was a licensed second source of QuickLogic, sold its antifuse FPGA business to QuickLogic in the first quarter of 1997.

     Actel expects significant additional competition from major domestic and international semiconductor suppliers, such as Motorola, which has announced its intention to enter the FPGA market. All such companies are larger, offer broader product lines, and have substantially greater financial and other resources than the Company, including the capability to manufacture their own wafers. Additional competition could adversely affect Actel's business, financial condition, or results of operations.

     The Company may also face competition from suppliers of logic products based on new or emerging technologies. For example, there are other known techniques for manufacturing antifuses that offer certain advantages over Actel's current fuse. The Company seeks to monitor developments in existing and emerging technologies. No assurance can be given that Actel will be able to compete successfully with suppliers offering products based on new or emerging technologies.

Patents and Licenses

     The Company currently has 107 United States patents and applications pending for an additional 48 United States patents. Actel has one European patent and has applications pending for an additional 40 patents outside the United States. The Company's patents cover, among other things, Actel's basic circuit architecture, antifuse structure, and programming method. The Company expects to continue filing patent applications when appropriate to protect its proprietary technologies. Actel believes that patents, along with such factors as innovation, technological expertise, and experienced personnel, will become increasingly important.

     The Company attempts to protect its circuit designs, software, trade secrets, and other proprietary information through patent and copyright protection, agreements with customers and suppliers, proprietary information agreements with employees, and other security measures. No assurance can be given that the steps taken by Actel will be adequate to protect its proprietary rights.

     See "Business -- Research and Development" for summaries of certain licensing agreements to which the Company is a party.

Employees

     At the end of 1996, the Company had 356 full-time employees, including 113 in marketing, sales, and customer support; 122 in research and development; 94 in operations; and 27 in administration and finance. None of the Company's employees is represented by a labor union nor does Actel have employment agreements with any of its employees. The Company has not experienced any work stoppages, and believes that its employee relations are satisfactory.

Risk Factors

     Shareholders  and  prospective   shareholders  of  Actel  should  carefully
consider, along with the other information in this Annual Report on Form 10-K, the following risk factors:

     Fluctuations In Operating Results

     The Company's quarterly and annual operating results are subject to general economic conditions and a variety of risks specific to Actel or characteristic of the semiconductor industry, including booking and shipment uncertainties, supply problems, and price erosion.

          Booking and Shipment Uncertainties

          Actel typically generates a large percentage of its quarterly revenues from orders received during the quarter and shipped in the final weeks of the quarter, making it difficult to accurately estimate quarterly revenues. The Company's backlog (which may be cancelled or deferred by customers on short notice without significant penalty) at the beginning of a quarter accounts for only a fraction of Actel's revenues during the quarter. This means that the Company generates the rest of its quarterly revenues from orders received during the quarter and "turned" for shipment within the quarter, and that any shortfall in "turns" orders will have an immediate and adverse impact on quarterly revenues. There are many factors that could cause a shortfall in "turns" orders, including but not limited to a decline in general economic conditions or the businesses of end users, excess inventory in the channel, conversion to conventional (or non-programmable) grate arrays, or the loss of business to other competitors for price or other reasons.

          Historically, Actel has shipped a disproportionately large percentage of its quarterly revenues in the final weeks of the quarter. Any failure by the Company to effect scheduled shipments by the end of the quarter, therefore, could have a materially adverse effect on revenues for such quarter. Since Actel generally does not recognize revenue on the sale of a product to a distributor until the distributor resells the product, the Company's quarterly revenues are also dependent on, and subject to fluctuations in, shipments by Actel's distributors. When there is a shortfall in revenues, operating results are likely to be adversely affected because most of the Company's expenses do not vary with revenues.

          Supply Problems

          In a typical semiconductor manufacturing process, silicon wafers produced by a foundry are sorted and cut into individual die, which are then assembled into individual packages and tested for performance. The manufacture, assembly, and testing of semiconductor products is highly complex and subject to a wide variety of risks, including defects in masks, impurities in the materials used, contaminants in the environment, and performance failures by personnel and equipment. Semiconductor products intended for military and aerospace applications are particularly susceptible to these conditions, any of which could have a materially adverse effect on Actel's business, financial condition, or results of operations.

          As is common in the semiconductor industry, Actel's independent wafer suppliers from time to time experience lower than anticipated yields of usable die. For example, the Company experienced a yield problem at one of its foundries in the fourth quarter of 1993 that was severe enough to have a materially adverse effect on Actel's results of operations. To the extent yields of usable die decrease, the average cost to the Company of each usable die increases, which reduces gross margin. Wafer yields can decline without warning and may take substantial time to analyze and correct, particularly for a company such as Actel that does not operate its own manufacturing facility, but instead utilizes independent facilities, most of which are offshore. Yield problems may also increase the time to market for the Company's products and create inventory shortages and dissatisfied customers. In addition, Actel typically experiences difficulties or delays in achieving satisfactory, sustainable yields on new processes or at new foundries. Although the Company has been able eventually to overcome these difficulties in the past, no assurance can be given that it will be able to do so with respect to its current or future new processes and/or new foundries. No assurance can be given that the Company will not experience wafer supply problems in the future, or that any such problem would not have a materially adverse effect on Actel's business, financial condition, or results of operations.

          Price Erosion

          The semiconductor industry is characterized by intense competition. Historically, average selling prices in the semiconductor industry generally, and for the Company's products in particular, have declined significantly over the life of each product. While Actel expects to reduce the average selling prices of its products over time as the Company achieves manufacturing cost reductions, Actel is sometimes required by competitive pressures to reduce the prices of its products more quickly than such cost reductions can be achieved. In addition, the Company sometimes approves price reductions on specific sales to meet competition. If not offset by reductions in manufacturing costs or by a shift in the mix of products sold toward higher-margin products, declines in the average selling prices of Actel's products will reduce gross margins and could have a materially adverse effect on the Company's business, financial condition, or results of operations.

     Summary of Significant Accounting Policies

          Basis of Presentation

          The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

          The Company's fiscal year ends on the Sunday closest to December 31. Fiscal 1996, 1995, and 1994 ended on December 29, 1996, December 31, 1995, and January 1, 1995, respectively. For ease of presentation, December 31 has been utilized as the fiscal year-end, and March 31, June 30, and September 30 have been utilized as the end of the first, second, and third fiscal quarters, respectively, in this Annual Report on Form 10-K and the portions of the Company's 1996 Annual Report to security holders incorporated herein by reference.

          The results of operations for fiscal 1996 or any other year are not necessarily indicative of results that may be expected for any ensuing year.

          Use of Estimates

          The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ materially from those estimates.

          Inventories

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

     Dependence on Independent Wafer Manufacturers

     Actel does not manufacture any of the wafers used in the production of its FPGAs. Currently, such wafers are manufactured by Chartered Semiconductor in Singapore, Lockheed-Martin FSC in the United States, Matsushita in Japan, TI in the United States, and Winbond in Taiwan. The Company's reliance on independent wafer manufacturers to fabricate its wafers involves significant risks, including the risk of events limiting production and reducing yields, such as technical difficulties or damage to production facilities, lack of control over capacity allocation and delivery schedules, and potential lack of adequate capacity. These risks are particularly pronounced with respect to wafers intended for use in military and aerospace applications.

     Actel has from time to time experienced delays in obtaining wafers from its foundries, and there can be no assurance that the Company will not experience similar or more severe delays in the future. In addition, although Actel has supply agreements with most of its wafer manufacturers, a shortage of raw materials or production capacity could lead any of the Company's wafer suppliers to allocate available capacity to customers other than Actel, or to internal uses, which could interrupt the Company's capability to meet its product delivery obligations. These risks are particularly pronounced with respect to wafers intended for use in military and aerospace applications. Any inability or unwillingness of Actel's wafer suppliers to provide adequate quantities of finished wafers to satisfy the Company's needs in a timely manner would delay production and product shipments and could have a materially adverse effect on Actel's business, financial condition, or results of operations.

     If the Company's current independent wafer manufacturers were unable or unwilling to manufacture Actel's products as required, the Company would have to identify and qualify additional foundries. The qualification process typically takes one year or longer. No assurance can be given that any additional wafer foundries would become available or be able to satisfy Actel's requirements on a timely basis or that qualification would be successful. In addition, the semiconductor industry has from time to time experienced shortages of manufacturing capacity. To secure an adequate supply of wafers, the Company has considered, and continues to consider, various possible transactions, including the use of substantial nonrefundable deposits to secure commitments from foundries for specified levels of manufacturing capacity over extended periods, equity investments (such as Actel's investment in Chartered Semiconductor) in exchange for guaranteed production, and the formation of joint ventures to own foundries. No assurance can be given as to the effect of any such transaction on the Company's business, financial condition, or results of operations.

     Dependence on Customized Manufacturing Process

     Actel's FPGAs are manufactured using customized steps that are added to otherwise standard manufacturing processes of its independent wafer suppliers. There is considerably less operating history for the Company's customized process steps than for the foundries' standard manufacturing processes. The dependence of Actel on customized processing steps means that, in contrast with competitors using standard manufacturing processes, the Company has more difficulty establishing relationships with independent wafer manufacturers, takes longer to qualify a new wafer manufacturer, takes longer to achieve satisfactory, sustainable wafer yields on new processes, may experience a higher incidence of production yield problems, must pay more for wafers, and generally will not obtain early access to the most advanced processes. These risks are particularly pronounced with respect to wafers intended for use in military and aerospace applications. Any of the above factors could be a material disadvantage against the competing non-antifuse products of Actel's competitors, which use standard manufacturing processes. As a result of these factors, the Company's products typically have been fabricated using processes one or two generations behind the processes used on competing products. As a consequence, Actel to date has not fully realized the price and performance benefits of its antifuse technology. The Company is attempting to accelerate the rate at which its products are reduced to finer geometries and is working with its wafer suppliers to obtain earlier access to advanced processes, but no assurance can be given that such efforts with be successful.

     Technological Change and Dependence on New Product Development

     The market for Actel's products is characterized by rapidly changing technology, frequent new product introductions, and declining average selling prices over product life cycles, each of which makes the timely introduction of new products a critical objective of the Company. Actel's future success is highly dependent upon the timely completion and introduction of new products at competitive price and performance levels. In evaluating new product decisions, Actel must anticipate well in advance both the future demand and the technology that will be available to supply such demand. Failure to anticipate customer demand, delays in developing new products with anticipated technological advances, and failure to coordinate the design and development of silicon and associated software products each could have a materially adverse effect on Actel's business, financial condition, or results of operation.

     In addition, there are greater technological and operational risks associated with new products. The inability of the Company's wafer suppliers to produce advanced products, delays in commencing or maintaining volume shipments of new products, the discovery of product, process, software, or programming failures, and any related product returns could each have a materially adverse effect on Actel's business, financial condition, or results of operation.

     Actel is currently scheduled to introduce new members of the 3200DX and RadHard families in 1997. In addition, a new family of FPGAs, based on a "metal-to-metal" antifuse and a "sea of gates" architecture, is being brought into production and is currently scheduled for introduction late in 1997. No assurance can be given that the Company's design and introduction schedules for such products or the supporting software will be met or that such products will be well-received by customers. No assurance can be given that any other new products will gain market acceptance or that the Company will respond effectively to new technological changes or new product announcements by others. Any failure of Actel to successfully define, develop, market, manufacture, assemble, or test competitive new products could have a materially adverse effect on its business, financial condition, or results of operations.

     The Company must also continue to make significant investments in research and development to develop new products and achieve market acceptance for such products. Actel currently conducts most of its research and development activities at facilities operated by Matsushita in Japan and Extel Semiconductor, Inc. in the United States. Although the Company has not to date experienced any significant difficulty in obtaining access to its current facilities, no assurance can be given that access will not be limited or that such facilities will be adequate to meet Actel's needs in the future.

     Dependence on Independent Software Developers

     Actel is dependent upon independent software developers for the development, maintenance, and support of certain elements of its Designer Series Development Systems software. The Company's reliance on independent software developers involves certain risks, including lack of control over development and delivery schedules and the availability of customer support. Actel is aware that certain of its independent developers are currently experiencing severe financial difficulties. No assurance can be given that the Company's independent developers will be able to complete software currently under development, or provide updates, or customer support in a timely manner, which could delay future releases and disrupt Actel's ability to provide customer support services. Any significant delays in the availability of the Company's software would be detrimental to the capability of the Company's new families of products to win designs, which could have a materially adverse effect on Actel's business, financial condition, or results of operations.

     Dependence on Design Wins

     In order for the Company to sell an FPGA to a customer, the customer must incorporate the FPGA into the customer's product in the design phase. Actel therefore devotes substantial resources, which it may not recover through product sales, in support of potential customer design efforts (including, among other things, providing development system software) and to persuade potential customers to incorporate the Company's FPGAs into new or updated products. These efforts usually precede by many months (and sometimes a year or more) the generation of volume FPGA sales, if any, by Actel. The value of any design win, moreover, will depend in large part upon the ultimate success of the customer's product. No assurance can be given that the Company will win sufficient designs or that any design win will result in significant revenues.

     Dependence on Military and Aerospace Customers

     Although Actel is unable to determine with certainty the ultimate uses of its products, the Company estimates that sales of its products to customers in the military and aerospace industries, which sometimes carry higher profit margins than sales of products to commercial customers, accounted for approximately 10% to 15% of net revenues from 1992 through the first half of 1996. The Company believes that the military and aerospace industries accounted for a significantly greater percentage of the Company's net revenues in the second half of 1996, following the introduction of the RH1280. No assurance can be given that future sales to customers in the military and aerospace industries will continue at current volume or margin levels. Orders from the military and aerospace customers tend to be large and irregular, which creates operational challenges and contributes to fluctuations in Actel's net revenues and gross margins. These sales are also subject to more extensive governmental regulations, including greater import and export restrictions. In addition, products for military and aerospace applications require processing and testing that is more lengthy and stringent than for commercial applications, increasing the risk of failure. It is often not possible to determine before the end of processing and testing whether products intended for military or aerospace applications will fail and, if they do fail, a significant period of time is often required to process and test replacements, each of which makes it difficult to accurately estimate quarterly revenues and could have a materially adverse effect on Actel's business, financial condition, or results of operations.

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

     Dependence on International Operations

     Actel buys a majority of its wafers from foreign foundries and has most of its commercial products assembled by subcontractors located outside the United States. These activities are subject to the uncertainties associated with international business operations, including trade barriers and other restrictions, changes in trade policies, foreign governmental regulations, currency exchange fluctuations, reduced protection for intellectual property, war and other military activities, terrorism, changes in political or economic conditions, and other disruptions or delays in production or shipments, any of which could have a materially adverse effect on the Company's business, financial condition, or results of operations.

     Competition

     The semiconductor industry is intensely competitive and is characterized by rapid rates of technological change, product obsolescence, and price erosion. Actel's existing competitors include suppliers of conventional gate arrays, CPLDs, and FPGAs. The Company's two principle competitors are Xilinx, a supplier of FPGAs based on SRAM technology, and Altera, a supplier principally of CPLDs. In connection with the settlement of patent litigation in 1993, Actel granted Xilinx a license under certain of Actel's patents that permits Xilinx to manufacture and market antifuse-based products. Xilinx announced in 1996 that it had discontinued its antifuse-based FPGA product line. The Company also faces competition from companies that specialize in converting FPGAs, including Actel's products, into conventional gate arrays. In addition, the Company expects significant competition in the future from major domestic and international semiconductor suppliers, and Actel's patents may not bar competitors to which it has not granted a license from manufacturing other antifuse-based products. The Company may also face competition from suppliers of logic products based on new or emerging technologies. Given the intensity of the competition and the research and development being done, no assurance can be given that Actel's antifuse and architecture technology will remain competitive.

     The Company believes that important competitive factors in its market are price, performance, number of usable gates, ease of use and functionality of development system software, installed base of development systems, adaptability of products to specific applications, length of development cycle (including reductions to finer micron design rules), number of I/Os, reliability, adequate wafer fabrication capacity and sources of raw materials, protection of products by effective utilization of intellectual property laws, and technical service and support. Failure of Actel to compete successfully in any of these or other areas could have a materially adverse effect on its business, financial condition, or results of operations. In addition, all existing FPGAs and CPLDs not based on antifuse technology are reprogrammable, a feature that makes them more attractive to many designers. The Company also believes that, if there were a downturn in the market for CPLDs and FPGAs, companies that have broader product lines and longer standing customer relationships may be in a stronger competitive position than Actel. Many of the Company's current and potential competitors offer broader product lines and have significantly greater financial, technical, manufacturing, and marketing resources than Actel.

     Patent Infringement

     As is typical in the semiconductor industry, the Company has been and expects to be from time to time notified of claims that it may be infringing patents owned by others. No assurance can be given that such claims against Actel will not result in litigation. In January 1994, the Company brought a patent infringement lawsuit against QuickLogic, which in turn brought a patent infringement counterclaim against Actel in May 1995. Management of the Company believes that Actel has meritorious claims and defenses in this matter, and that its resolution will not have a materially adverse effect on the Company's business, financial condition, or results of operations, but no assurance can be given to that effect. All litigation, whether or not determined in favor of Actel, can result in significant expense to the Company and can divert the efforts of Actel's technical and management personnel from productive tasks.

     Although the Company has obtained patents covering aspects of its FPGA architecture logic modules and certain techniques for manufacturing its antifuse, no assurance can be given that Actel's patents will be determined to be valid or that the claims of QuickLogic or any assertions of infringement or invalidity by other parties (or claims for indemnity from customers resulting from any infringement claims) will not be successful. In the event of an adverse ruling in the QuickLogic case or any other litigation involving intellectual property, the Company could suffer significant (and possibly treble) monetary damages, which could have a materially adverse effect on Actel's business, financial condition, and results of operations. The Company may also be required to discontinue the use of infringing processes; cease the manufacture, use, and sale of infringing products; expend significant resources to develop non-infringing technology; or obtain licenses under patents that it is infringing. Although patent holders commonly offer licenses to alleged infringers, no assurance can be given that licenses will be offered or that the terms of any offered licenses will be acceptable to Actel. In the event of a successful claim against the Company, Actel's failure to develop or license a substitute technology on commercially reasonable terms would have a materially adverse effect on the Company's business, financial condition, or results of operations.

     Protection of Intellectual Property

     Actel has historically devoted significant resources to research and development and believes that the intellectual property derived from such research and development is a valuable asset that has been and will continue to be important to the success of the Company's business. Actel relies primarily on a combination of nondisclosure agreements, other contractual provisions, and patent and copyright protection to protect its proprietary rights. No assurance can be given that the steps taken by the Company will be adequate to protect its proprietary rights. In addition, the laws of certain territories in which Actel's products are or may be developed, manufactured, or sold, including Asia and Europe, may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States. Failure of Actel to enforce its patents or copyrights or to protect its trade secrets could have a materially adverse effect on the Company's business, financial condition, or results of operations.

     Reliance on Distributors

     In 1996, more than half of Actel's sales in the United States and virtually all of the Company's sales outside the United States were made through distributors. Three of Actel's distributors, Wyle, Arrow, and Pioneer, accounted for approximately 14%, 14%, and 11%, respectively, of the Company's net revenues in 1996. No assurance can be given that future sales by these or other distributors will continue at current levels or that the Company will be able to retain its current distributors on terms that are acceptable to Actel.

     The Company's distributors generally offer products of several different companies, including products that are competitive with Actel's products. Accordingly, there is a risk that these distributors may give higher priority to products of other suppliers, thus reducing their efforts to sell the Company's products. In addition, Actel's agreements with its distributors are generally terminable at the distributor's option. A reduction in sales efforts by one or more of the Company's current distributors or a termination of any distributor's relationship with Actel could have a materially adverse effect on the Company's business, financial condition, or results of operations.

     Actel generally defers recognition of revenue on shipments to distributors until the product is resold by the distributor to the end user. The Company's distributors have on occasion built inventories in anticipation of substantial growth in sales and, when such growth did not occur as rapidly as anticipated, substantially decreased the amount of product ordered from Actel in subsequent quarters. Such a slowdown in orders would generally reduce the Company's profit margins on future sales of higher cost products because Actel would be unable to take advantage of any manufacturing cost reductions while the distributor depleted its inventory at lower average selling prices. In addition, while the Company believes that its major distributors are currently adequately capitalized, no assurance can be given that one or more of Actel's distributors will not experience financial difficulties. The failure of one or more of the Company's distributors to pay for products ordered from Actel or to continue operations because of financial difficulties or for other reasons could have a materially adverse effect on the Company's business, financial condition, or results of operations.

     Reliance on International Sales

     Sales to customers located outside the United States accounted for approximately 33%, 38%, and 32%, of net revenues for 1996, 1995, and 1994, respectively. Actel expects that revenues derived from international sales will continue to represent a significant portion of its total revenues. International sales are subject to a variety of risks, including those arising from currency restrictions, tariffs, trade barriers, taxes, and export license requirements. All of the Company's foreign sales are denominated in U.S. dollars, so Actel's products become less price competitive in countries with currencies that are declining in value against the dollar. In addition, since virtually all of the Company's foreign sales are made through distributors, such sales are subject to the risks described above in "Reliance on Distributors."

     Dependence on Independent Assembly Subcontractors

     Actel relies primarily on foreign subcontractors for the assembly and packaging of its products and, to a lesser extent, for the testing of its finished products. The Company generally relies on one or two subcontractors to provide particular services and has from time to time experienced difficulties with the timeliness and quality of product deliveries. Actel has no long-term contracts with its subcontractors and certain of those subcontractors are currently operating at or near full capacity. There can be no assurance that these subcontractors will continue to be able and willing to meet the Company's requirements for such components or services. Any significant disruption in supplies from, or degradation in the quality of components or services supplied by, these subcontractors could delay shipments and result in the loss of customers or revenues or otherwise have a materially adverse effect on Actel's business, financial condition, or results of operations.

     Dependence on Key Personnel

     The success of the Company is dependent in large part on the continued service of its key management, engineering, marketing, sales, and support employees. Competition for qualified personnel is intense in the semiconductor industry, and the loss of Actel's current key employees, or the inability of the Company to attract other qualified personnel, could have a materially adverse effect on Actel. The Company does not have employment agreements with any of its key employees.

     Management of Growth

     Actel has recently experienced and expects to continue to experience growth in the number of its employees and the scope of its operations, resulting in increased responsibilities for management personnel. To manage recent and potential future growth effectively, the Company will need to continue to hire, train, motivate, and manage a growing number of employees. The future success of Actel will also depend on its ability to attract and retain qualified technical, marketing, and management personnel. In particular, the current availability of qualified design, process, and test engineers is limited, and competition among companies for skilled and experienced engineering personnel is very strong. The Company has been attempting to hire a number of engineering personnel and has experienced delays in filling such positions. During strong business cycles, Actel expects to experience continued difficulty in filling its needs for qualified engineers and other personnel. No assurance can be given that the Company will be able to achieve or manage effectively any such growth, and failure to do so could delay product development and introductions or otherwise have a materially adverse effect on Actel's business, financial condition, or results of operations.

     Volatility of Stock

     The price of the Company's Common Stock can fluctuate substantially on the basis of factors such as announcements of new products by Actel or its competitors, quarterly fluctuations in the Company's financial results or the financial results of other semiconductor companies, or general conditions in the semiconductor industry or in the financial markets. In addition, stock markets have recently experienced extreme price and volume volatility. This volatility has had a substantial effect on the market prices of the securities issued by high technology companies, at times for reasons unrelated to the operating performance of the specific companies.

     "Blank Check" Preferred Stock; Change in Control Arrangements

     Actel's Articles of Incorporation authorize the issuance of up to 5,000,000 shares of "blank check" Preferred Stock (of which 4,000,000 shares remain available for issuance), with such designations, rights, and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board is empowered, without approval by holders of the Company's Common Stock, to issue Preferred Stock with dividend, liquidation, redemption, conversion, voting, or other rights that could adversely affect the voting power or other rights of the holders of the Common Stock. Issuance of the Preferred Stock could be used as a method of discouraging, delaying, or preventing a change in control of Actel. In addition, such issuance could adversely affect the market price of the Common Stock. Although the Company does not currently intend to issue any additional shares of its Preferred Stock, there can be no assurance that Actel will not do so in the future.

     The Company has adopted an Employee Retention Plan that provides for payment of stock to Actel's employees who hold unvested stock options in the event of a change of control of the Company. Payment is contingent upon the employee remaining with Actel for six months after the change of control. The Company has also entered into Management Continuity Agreements with each of its executive officers, which provide for the acceleration of unvested stock options in the event an executive officer's employment is actually or constructively terminated other than for cause following a change of control.

     Dividend Policy

     Actel has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends in the future.

Executive Officers of the Registrant

     The following table identifies each executive officer of Actel as of March 12, 1997:

                  Name                       Age                                Position
-----------------------------------------   -----   -----------------------------------------------------------
John C. East.............................    52     President and Chief Executive Officer
David M. Sugishita.......................    49     Senior Vice President of Finance & Administration and Chief
                                                       Financial Officer
Esmat Z. Hamdy...........................    47     Senior Vice President of Technology & Operations
Jeffrey M. Schlageter....................    53     Senior Vice President of Engineering
Michelle A. Begun........................    40     Vice President of Human Resources
Douglas D. Goodyear......................    42     Vice President of Worldwide Sales
Dennis F. Nye............................    44     Vice President of Marketing
David L. Van De Hey......................    41     Vice President & General Counsel and Secretary

     Mr. East has served as President and Chief Executive Officer of the Company since December 1988. From April 1979 until joining Actel, Mr. East served in various positions with Advanced Micro Devices, a semiconductor manufacturer, including Senior Vice President of Logic Products from November 1986 to November 1988. From December 1976 to March 1979, he served as Operations Manager for Raytheon Semiconductor. From September 1968 to December 1976, he served in various marketing, manufacturing, and engineering positions for Fairchild Camera and Instrument Corporation, a semiconductor manufacturer.

     Mr. Sugishita has served as Senior Vice President of Finance & Administration and Chief Financial Officer since August 1995. From April 1994 to July 1995, he was Senior Vice President of Finance and Administration, Chief Financial Officer, and Treasurer for Micro Component Technology, a semiconductor automated test equipment company. From October 1991 to March 1994, Mr. Sugishita was Vice President-Corporate Controller and Chief Accounting Officer for Applied Materials, the world's largest semiconductor wafer fabrication equipment company. From February 1982 to September 1991, he was Vice President of Finance, Semiconductor Group, for National Semiconductor, a semiconductor manufacturing company.

     Dr. Hamdy, a founder of the Company, has been Vice President of Technology of Actel since August 1991 and was promoted to Senior Vice President in March 1997 and to Senior Vice President of Operations in September 1997. From November 1985 to July 1991, he held a number of management positions with the Company's technology and development group. From January 1981 to November 1985, Dr. Hamdy held various positions at Intel Corporation, a semiconductor manufacturer, lastly as project manager.

     Mr. Schlageter joined the Company in February 1989 as Vice President of Engineering and was promoted to Senior Vice President of Engineering in November 1992. From July 1985 to January 1989, he held various positions at Advanced Micro Devices, a semiconductor manufacturer, where he last served as Managing Director of Peripheral Products. From February 1981 to July 1985, he was Vice President of Semicustom Products at Mostek Corporation, a semiconductor manufacturer.

     Ms. Begun joined Actel in May 1989 as Director of Human Resources, and has been Vice President of Human Resources since August 1991. From May 1984 to May 1989, she held various human resources management positions at Intel
Corporation, a semiconductor manufacturer, her last position being Human Resources Manager. From October 1977 to May 1984, she held various human resources management positions at Synertek, Inc., a subsidiary of Honeywell, a semiconductor manufacturer.

     Mr. Goodyear joined the Company in February 1997 as Vice President of Worldwide Sales. From November 1991 until joining the Company, he served as Vice President of Sales for the components division of Sharp Electronics Corporation, a semiconductor manufacturer. From January 1987 to November 1991, Mr. Goodyear held various sales management positions at Hitachi America, a semiconductor manufacturer, lastly as Western Area Sales Manager. From June 1983 to January 1987, he held various sales and sales management. positions at Advanced Micro Devices, a semiconductor manufacturer.

     Mr. Nye has been Vice President of Marketing since January 1994. From October 1990 to December 1993, he served as European Business Manager with Actel Europe Ltd., the Company's United Kingdom subsidiary. From January 1990 to October 1990, Mr. Nye served as Director of Sales of Genrad Corporation, a software company. From November 1986 to January 1990, he served as European Sales Manager of Viewlogic Corporation, a software company.

     Mr. Van De Hey joined Actel in July 1993 as Corporate Counsel, became Secretary in May 1994, and has been Vice President & General Counsel since August 1995. From November 1988 to September 1993, he was an associate with Wilson, Sonsini, Goodrich & Rosati, Professional Corporation, a law firm in Palo Alto, California, and the Company's outside legal counsel. From August 1985 until October 1988, he was an associate with the Cleveland office of Jones, Day, Reavis & Pogue, a law firm. Mr. Van De Hey received his Juris Doctor degree from the University of Pennsylvania in 1985.

     Executive officers serve at the discretion of the Board of Directors.

ITEM 2.   PROPERTIES

     Actel's principal administrative, marketing, sales, customer support, design, research and development, and testing facilities are located in Sunnyvale, California, in three buildings that comprise approximately 138,000 square feet. These buildings are leased through June 1998, and the Company has two renewal options for consecutive five-year terms. Actel also leases sales offices in the metropolitan areas of Atlanta, Baltimore, Basingstoke (England), Boston, Chicago, Dallas, Denver, Destin (Florida), Los Angeles, Munich (Germany), Ottawa (Canada), and Paris (France). The Company believes its facilities will be adequate for its needs in 1997.

ITEM 3.   LEGAL

     Actel commenced a patent infringement lawsuit against QuickLogic Corporation ("QuickLogic") in the United States District Court for the Northern District of California on January 20, 1994. The Complaint asserted four claims for infringement of Actel patents nos. 4,758,745, 4,873,459, 5,055,718, and 5,198,705 (the "'705 Patent"), respectively, each relating to FPGA technology. The Complaint sought injunctive relief, treble damages in an unspecified amount, and attorneys' fees.

     On February 10, 1994, QuickLogic filed an Answer and Counterclaim, denying infringement, asserting invalidity defenses, and seeking declaratory relief.

     On November 15, 1994, the Company moved for summary judgment of infringement of its `705 Patent. On October 4, 1996, after extensive discovery and briefing, the Special Master, to whom all pretrial matters have been referred, filed a recommendation with the Court that Actel's motion be granted. QuickLogic moved the Court to reject the Special Master's recommendation. Hearings on that motion were held on January 27, 1997, and February 3, 1997. The Court has not yet acted on that motion.

     On March 15, 1995, the Company filed an Amended and Supplemental Complaint against QuickLogic asserting, in addition to claims previously asserted, a claim for infringement of Actel patent no. 5,367,208. The Company's Supplemental Complaint sought injunctive relief, treble damages in an unspecified amount, and attorneys' fees.

     On April 14, 1995, QuickLogic filed an Answer and Counterclaim denying infringement, asserting invalidity defenses, and asserting two claims against Actel for alleged infringement of QuickLogic patents Nos. 5,220,213 and 5,396,127. QuickLogic's Counterclaim sought declaratory and injunctive relief, and treble damages in an unspecified amount. On May 25, 1995, QuickLogic filed an Amended Answer and Counterclaim, adding allegations of inequitable conduct.

     In response to QuickLogic's counterclaims, on June 11, 1995, the Company filed a Reply and Counterclaim, denying infringement, asserting invalidity defenses, naming John Birkner as an individual defendant, and asserting causes of action for trade secret misappropriation, breach of contract, breach of confidential business relationship, and unfair competition. Actel's Counterclaim sought declaratory and injunctive relief, damages in an unspecified amount, and an assignment to the Company of QuickLogic's two patents-in-suit. In response, both QuickLogic and Birkner denied all allegations.

     On January 18, 1996, Actel filed a motion seeking summary judgment of invalidity of the two QuickLogic patents-in-suit.

     On February 5, 1996, QuickLogic filed a motion for summary judgment of infringement of QuickLogic patent no. 5,520,213.

     On February 26, 1996, QuickLogic filed a motion to disqualify the Company's counsel, the law firm of Lyon & Lyon, on the ground that a Lyon & Lyon attorney, in previous employment with QuickLogic counsel, Skjerven, Morrill, MacPherson, Franklin & Friel, had access to confidential QuickLogic information and attorney work product. The Special Master issued a recommendation in favor of
QuickLogic's motion, and on May 29, 1996, the Court entered an Order disqualifying Lyon & Lyon. On June 19, 1996, O'Melveny & Myers was substituted as counsel of record on behalf of Actel.

     On March 7, 1996, the Company filed a Second Supplemental Complaint, adding a claim against QuickLogic for infringement of Actel patent no. 5,479,113.

     On November 25, 1996, QuickLogic moved for Summary Judgment of invalidity with respect to Claim 1 of the `705 Patent.

     On February 14, 1997, Actel filed a motion for separate trial of its claim that QuickLogic's patents are invalid because the invention disclosed in those patents was being sold by the Company more than one year prior to the date on which QuickLogic first applied for patent rights. No decision has been made on that motion.

     On February 28, 1997, QuickLogic filed a motion with the Special Master in which it seeks leave to amend its counterclaims in the action to assert that Actel integrated circuits infringe newly-issued U.S. Patent No. 5,594,364. The Company will oppose that motion. If the opposition is successful, it is probable that QuickLogic will assert claims for infringement of Patent 5,594,364 in a separate action. Actel believes that it has substantial defenses to these claims.

     In opposing QuickLogic's motion to add new patent claims, the Company will advise the Court that it intends to assert additional claims of patent infringement against QuickLogic, including claims on newly-issued U.S. Patent No. 5,610,534. Actel will state that it recommends that such claims be filed as a separate action, but that the Company should have the right to assert its own new claims if QuickLogic is allowed to assert new claims.

     By order entered March 19, 1997, the Court reserved September 8, 1997, for trial of Actel's "on-sale" defense should its motion for separate trial be granted. It has set September 8, 1998, for trial of all remaining issues.

     After considering the facts currently known, management does not believe that the ultimate outcome of the litigation will have a materially adverse effect on the Company's business, financial condition, or operating results, although no assurance can be given to that effect.

     There are no other pending legal proceedings of a material nature to which Actel is a party or of which any of its property is the subject. There are no such legal proceedings known by the Company to be contemplated by any governmental authority.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.   MARKET  FOR THE  REGISTRANT'S  COMMON  STOCK AND  RELATED  SHAREHOLDER
          MATTERS

     The information appearing under the caption "Stock Listing" in the Registrant's annual report to security holders for the fiscal year ended December 31, 1996 (the "1996 Annual Report"), is incorporated herein by this reference.

ITEM 6.   SELECTED FINANCIAL DATA

     The  information   appearing  under  the  caption  "Selected   Consolidated
Financial Data" in the 1996 Annual Report is incorporated herein by this reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information appearing under the caption "Management's Discussion and Analysis of Financial Conditions and Results of Operations" of the 1996 Annual Report is incorporated herein by this reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information appearing under the captions "Consolidated Balance Sheets," "Consolidated Statements of Operations," "Consolidated Statements of Shareholders' Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements," and "Report of Ernst & Young LLP, Independent Auditors" in the 1996 Annual Report is incorporated herein by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     Except for the information specifically incorporated by reference from Actel's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 1997, as filed on or about April 2, 1997, with the Securities and Exchange Commission (the "1997 Proxy Statement") in Part III of this Annual Report on Form 10-K, the 1997 Proxy Statement shall not be deemed to be filed as part of this Report. Without limiting the foregoing, the information under the captions "Compensation Committee Report" and "Company Stock Performance" under the main caption "OTHER INFORMATION" in the 1997 Proxy Statement are not incorporated by reference in this Annual Report on Form 10-K.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding the identification and business experience of Actel's directors under the caption "Nominees" under the main caption "PROPOSAL NO. 1 -- ELECTION OF DIRECTORS" in the 1997 Proxy Statement and the information under the main caption "COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934" in the 1997 Proxy Statement are incorporated herein by this reference. For information regarding the identification and business experience of Actel's executive officers, see "Executive Officers of the Registrant" at the end of Item 1 in Part I of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     The information under the caption "Director Compensation" under the main caption "PROPOSAL NO. 1 -- ELECTION OF DIRECTORS" in the 1997 Proxy Statement and the information under the caption "Executive Compensation" under the main caption `OTHER INFORMATION" in the 1997 Proxy Statement are incorporated herein by this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information under the caption "Share Ownership" under the main caption "INFORMATION CONCERNING SOLICITATION AND VOTING" in the 1997 Proxy Statement and the information under the caption "Security Ownership of Management" under the main caption "OTHER INFORMATION" in the 1997 Proxy Statement are incorporated herein by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Annual Report on Form 10-K:

          (1) Financial Statements. The following consolidated financial statements of Actel Corporation included in Actel's 1996 Annual Report to Shareholders for the year ended December 31, 1996, are incorporated by reference in Item 8 of this Annual Report on Form 10-K:

               Consolidated balance sheets at December 31, 1996 and 1995

               Consolidated statements of operations for each of the three years in the period ended December 31, 1996

               Consolidated statements of shareholders' equity for each of the three years in the period ended December 31, 1996

               Consolidated statements of cash flows for each of the three years in the period ended December 31, 1996

               Notes to consolidated financial statements

          (2) Financial Statement Schedule. The financial statement schedule listed under 14(d) hereof is filed with this Annual Report on Form 10-K.

          (3) Exhibits. The exhibits listed under Item 14(c) hereof are filed with, or incorporated by reference into, this Annual Report on Form 10-K.

     (b) Reports on Form 8-K. No reports on Form 8-K were filed by Actel during the quarter ended December 31, 1996.

     (c) Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-K:

    Exhibit Number                              Description
------------------------ -------------------------------------------------------

        2.1 (1) Asset Purchase Agreement dated as of February 12, 1995, between the Registrant and Texas Instruments Incorporated (filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K (File No. 0-21970) filed with the Securities and Exchange Commission on April 17, 1995).

        2.2 Amendment No. 1 to the Asset Purchase Agreement dated as of March 31, 1995, between the Registrant and Texas Instruments Incorporated (filed as Exhibit 2.2 to the Registrant's Current Report on Form 8-K (File No. 0-21970) filed with the Securities and Exchange Commission on April 17, 1995).

        3.1              Restated  Articles of  Incorporation  (filed as Exhibit
                         3.2 to the Registrant's Registration Statement on Form S-1 (File No. 33-64704), declared effective on August 2, 1993).

        3.2 Restated Bylaws of the Registrant (filed as Exhibit 3.3 to the Registrant's Registration Statement on Form S-1 (File No. 33-64704), declared effective on August 2,
                         1993).

        3.3 Certificate of Determination of Rights, Preferences and Privileges of Series A Preferred Stock of the Registrant (filed as Exhibit 3.3 to the Registrant's Current Report on Form 8-K (File No. 0-21970) filed with the Securities and Exchange Commission on April 17, 1995).

       10.1 (2) Form of Indemnification Agreement for directors and officers (filed as Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 (File No. 33-64704), declared effective on August 2, 1993).

       10.2 (2) 1986 Incentive Stock Option Plan, as amended and restated.

       10.3 (2) 1993 Directors' Stock Option Plan, as amended and restated.

       10.4 (2) 1993 Employee Stock Purchase Plan, as amended and restated.

       10.5 (2) 1995 Employee and Consultant Stock Plan, as amended and restated.

       10.6 Form of Distribution Agreement (filed as Exhibit 10.13 to the Registrant's Registration Statement on Form S-1 (File No. 33-64704), declared effective on August 2,
                         1993).

       10.7 (1) Patent Cross License Agreement dated April 22, 1993 between the Registrant and Xilinx, Inc. (filed as
                         Exhibit 10.14 to the Registrant's Registration Statement on Form S-1 (File No. 33-64704), declared effective on August 2, 1993).

       10.8 Subscription and Participation Agreement dated February 3, 1994 between the Registrant, Singapore Technologies Ventures Pte Ltd and Chartered Semiconductor Manufacturing Pte Ltd (filed as Exhibit 10.16 to the Registrant's Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended January 2, 1994).

       10.9 Manufacturing Agreement dated February 3, 1994 between the Registrant and Chartered Semiconductor Manufacturing Pte Ltd (filed as Exhibit 10.17 to the Registrant's Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended January 2, 1994).

       10.10 Distribution Agreement dated June 1, 1994, between the Registrant and Arrow Electronics, Inc. (filed as
                         Exhibit 10.18 to the Registrant's Quarterly Report on Form 10-Q (File No. 0-21970) for the quarterly period ended July 3, 1994).

       10.11 (1)         Product   Development  and  Marketing  Agreement  dated
                         August  1,  1994,  between  the  Registrant  and  Loral
                         Federal  Systems Company (filed as Exhibit 10.19 to the
                         Registrant's  Quarterly  Report on Form 10-Q  (File No.
                         0-21970)  for the  quarterly  period  ended  October 2,
                         1994).

       10.12 (1)         M2M Joint  Development  and Marketing  Agreement  dated
                         August  1,  1994,  between  the  Registrant  and  Loral
                         Federal  Systems Company (filed as Exhibit 10.20 to the
                         Registrant's  Quarterly  Report on Form 10-Q  (File No.
                         0-21970)  for the  quarterly  period  ended  October 2,
                         1994).

       10.13 (1)         Investor  Agreement dated as of April 1, 1995,  between
                         the  Registrant  and  Texas  Instruments   Incorporated
                         (filed as  Exhibit  10.21 to the  Registrant's  Current
                         Report on Form 8-K (File No.  0-21970)  filed  with the
                         Securities and Exchange Commission on April 17, 1995).

       10.14 (1)         License  Agreement  dated as of April 1, 1995,  between
                         the  Registrant  and  Texas  Instruments   Incorporated
                         (filed as  Exhibit  10.22 to the  Registrant's  Current
                         Report on Form 8-K (File No.  0-21970)  filed  with the
                         Securities and Exchange Commission on April 17, 1995).

       10.15 (1)         Supply Agreement dated as of April 1, 1995, between the
                         Registrant and Texas Instruments Incorporated. (filed as Exhibit 10.23 to Amendment No. 2 to the Registrant's
                         Current Report on Form 8-K (File No. 0-21970) filed with the Securities and Exchange Commission on August
                         23, 1995).

       10.16 (1)         Development  Agreement  dated  as  of  April  1,  1995,
                         between   the   Registrant   and   Texas    Instruments
                         Incorporated   (filed   as   Exhibit   10.24   to   the
                         Registrant's  Current  Report  on Form  8-K  (File  No.
                         0-21970)   filed  with  the   Securities  and  Exchange
                         Commission on April 17, 1995).

       10.17 (1)         Foundry  Agreement  dated as of June 29, 1995,  between
                         the Registrant and Matsushita  Electric Industrial Co.,
                         Ltd and Matsushita  Electronics  Corporation  (filed as
                         Exhibit 10.25 to the  Registrant's  Quarterly Report on
                         Form 10-Q (File No. 0-21970) for the quarterly period ended July 2, 1995).

       10.18 (1)         Distribution  Agreement  dated  as of  June  29,  1995,
                         between  the   Registrant   and   Matsushita   Electric
                         Industrial   Co.,   Ltd  and   Matsushita   Electronics
                         Corporation (filed as Exhibit 10.26 to the Registrant's
                         Quarterly Report on Form 10-Q (File No. 0-21970) for the quarterly period ended July 2, 1995).

       10.19 Lease Agreement for the Registrant's offices in Sunnyvale, California, dated May 10, 1995 (filed as
                         Exhibit 10.19 to the Registrant's Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended December 31, 1995).

       10.20 (1)         License  Agreement  dated as of March 6, 1995,  between
                         the Registrant and BTR, Inc.

       11 Statement re computation of per share earnings (see page 38).

       13 Portions of Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1996, incorporated by reference into this Report on Form 10-K.

       21 Subsidiaries of Registrant (filed as Exhibit 10.21 to the Registrant's Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended December 31, 1995).

       23 Consent of Ernst & Young LLP, Independent Auditors (see page 36).

       24                Power of Attorney (see page 35)

       27                Financial Data Schedule.

---------------------------------------

         (1) Confidential treatment requested as to a portion of this Exhibit.

         (2) This Exhibit is a management contract or compensatory plan or arrangement.

     Pursuant to Item 601(b)(2) of Regulation S-K, the schedules to Exhibit 2.1 have been omitted. The Registrant hereby agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request. The omitted schedules are listed below:

     Schedule 1.1(a)      Capital Equipment
     Schedule 1.1(b)      Expensed Assets
     Schedule 1.1(d)      Contracts
     Schedule 1.1(f)      Software
     Schedule 1.1(h)      Testing Hardware and Software
     Schedule 1.1(i)      Research and Development Projects
     Schedule 2.2         Calculation of Net Revenues of the Business
     Schedule 2.5         Inventory  Transfer Pricing
     Schedule 5.2(a)      Seller Consents
     Schedule 5.16        Seller's Knowledge
     Schedule 6.2(a)      Buyer Consents
     Schedule 6.2(b)      Buyer Violations
     Schedule 6.4         Capitalization of Buyer
     Schedule 6.7         Registration Rights
     Schedule 12.3(d)     Buyer's Knowledge

         (d) Financial Statement Schedule. The following financial statement schedule of Actel Corporation is filed as part of this Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements of Actel Corporation, including the notes thereto, and the Report of Independent Auditors with respect thereto:

    Schedule                          Description                        Page
---------------  ----------------------------------------------------- ---------
       II                   Valuation and qualifying accounts             37

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ACTEL CORPORATION




March 28, 1997                    By:              /s/ John C. East
                                     -------------------------------------------
                                                      John C. East
                                         President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                Signature                                          Title                                Date
------------------------------------------  ------------------------------------------------  ----------------------



              /s/ John C. East              President and Chief Executive Officer (Principal       March 28, 1997
-----------------------------------------   Executive Officer) and Director
              (John C. East)


           /s/ David M. Sugishita           Senior Vice President of Finance & Administration      March 28, 1997
-----------------------------------------   and Chief Financial Officer (Principal Financial
           (David M. Sugishita)             and Accounting Officer)


            /s/ Keith B. Geeslin            Director                                               March 28, 1997
-----------------------------------------
            (Keith B. Geeslin)


             /s/ Jos C. Henkens             Director                                               March 28, 1997
-----------------------------------------
             (Jos C. Henkens)


         /s/ Frederic N. Schwettmann        Director                                               March 28, 1997
-----------------------------------------
        (Frederic N. Schwettmann)


            /s/ Robert G. Spencer           Director                                               March 28, 1997
-----------------------------------------
           (Robert G. Spencer)

                                                                     SCHEDULE II

                                ACTEL CORPORATION

                     --------------------------------------

                        Valuation and Qualifying Accounts
                                 (in thousands)

                                                  Balance at
                                                 beginning of                                       Balance at end
                                                    period          Provisions       Write-Offs        of period
                                               ----------------  ----------------  ---------------  ----------------
Allowance for doubtful accounts:
   Year ended December 31, 1994.............            600               --                 3              597
   Year ended December 31, 1995.............            597               --                30              567
   Year ended December 31, 1996.............            567               81                15              633