Form 10-Q
period 1997-03-30
ACTEL CORP
filed 1997-05-13
CIK 907687

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                     --------------------------------------

                                    FORM 10-Q

(Mark One)

    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 1997

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

     Number  of  shares  of  Common  Stock  outstanding  as  of  May  12,  1997:
20,829,117.


                         PART I -- FINANCIAL INFORMATION

Item 1.       Financial Statements.

                                ACTEL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (unaudited, in thousands except per share amounts)

                                                                                       Three Months Ended
                                                                            ----------------------------------------
                                                                              Mar. 30,      Mar. 31,      Dec. 29,
                                                                                1997          1996          1996
                                                                            ------------  ------------  ------------
Net revenues............................................................    $     39,803  $     35,043  $     39,027
Costs and expenses:
   Cost of revenues.....................................................          16,439        15,769        16,381
   Research and development.............................................           6,547         6,011         5,855
   Selling, general, and administrative.................................          10,131         8,308        10,651
                                                                            ------------  ------------  ------------
         Total costs and expenses.......................................          33,117        30,088        32,887
                                                                            ------------  ------------  ------------
Income from operations..................................................           6,686         4,955         6,140
Interest income and other, net..........................................             340           289            16
                                                                            ------------  ------------  ------------
Income before tax provision.............................................           7,026         5,244         6,156
Tax provision...........................................................           2,495         1,967         2,003
                                                                            ------------  ------------  ------------
Net income..............................................................    $      4,531  $      3,277  $      4,153
                                                                            ============  ============  ============
Net income per share....................................................    $       0.21  $       0.16  $       0.19
                                                                            ============  ============  ============
Shares used in computing net income per share...........................          22,082        21,068        21,893
                                                                            ============  ============  ============

                                ACTEL CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                            (unaudited, in thousands)

                                                                                            Mar. 30,      Dec. 29,
                                                                                              1997          1996
                                                                                          ------------  ------------
                                     ASSETS
Current assets:
   Cash and cash equivalents...........................................................   $      8,683  $      3,543
   Short-term investments..............................................................         25,353        25,626
   Accounts receivable, net............................................................         26,642        29,495
   Inventories.........................................................................         25,176        26,848
   Other current assets................................................................         20,267        19,093
                                                                                          ------------  ------------
         Total current assets..........................................................        106,121       104,605
Property and equipment, net............................................................         15,531        15,973
Investment in foundry..................................................................         10,680        10,680
Other assets...........................................................................          5,237         5,454
                                                                                          ------------  ------------
                                                                                          $    137,569  $    136,712
                                                                                          ============  ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable....................................................................   $      8,766  $      9,933
   Accrued salaries and employee benefits..............................................          3,119         5,967
   Other accrued liabilities...........................................................          5,003         5,922
   Deferred income.....................................................................         27,066        27,386
                                                                                          ------------  ------------
         Total current liabilities.....................................................         43,954        49,208

Commitments
Redeemable convertible preferred stock.................................................             --        18,147

Shareholders' equity:
   Common stock........................................................................             21            18
   Additional paid-in capital..........................................................         82,857        63,133
   Accumulated earnings................................................................         10,737         6,206
                                                                                          ------------  ------------
         Total shareholders' equity....................................................         93,615        69,357
                                                                                          ------------  ------------
                                                                                          $    137,569  $    136,712
                                                                                          ============  ============

                                ACTEL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                                                              Three Months Ended
                                                                                          --------------------------
                                                                                            Mar. 30,      Mar. 31,
                                                                                              1997          1996
                                                                                          ------------  ------------
Operating activities:
   Net income..........................................................................   $      4,531  $      3,277
   Adjustments  to  reconcile  net  income  to net cash  provided  by  operating activities:
     Depreciation and amortization.....................................................          2,442         1,415
     Changes in operating assets and liabilities:
       Accounts receivable.............................................................          2,853         2,014
       Inventories.....................................................................          1,672         2,635
       Other current assets............................................................         (1,174)         (381)
       Accounts payable and accrued liabilities........................................         (4,934)       (2,746)
       Deferred income.................................................................           (320)        2,229
                                                                                          ------------  ------------
     Net cash provided by operating activities.........................................          5,070         8,443
                                                                                          ------------  ------------
Investing activities:
   Purchases of property and equipment.................................................         (1,124)       (1,826)
   Purchases, sales, and maturities of short-term investments, net.....................            272         2,292
   Investment in foundry...............................................................             --        (3,611)
   Other assets........................................................................           (660)          (17)
                                                                                          ------------  ------------
     Net cash used in investing activities.............................................         (1,512)       (3,162)
                                                                                          ------------  ------------
Financing activities:
   Sale of common stock, net of repurchases............................................          1,582           979
   Principal payments under notes payable and capital lease obligations................             --           (17)
                                                                                          ------------  ------------
     Net cash provided by financing activities.........................................          1,582           962
                                                                                          ------------  ------------
   Net increase in cash and cash equivalents...........................................          5,140         6,243
   Cash and cash equivalents, beginning of period......................................          3,543        17,691
                                                                                          ------------  ------------
   Cash and cash equivalents, end of period............................................   $      8,683  $     23,934
                                                                                          ============  ============
Supplemental  disclosures of cash flows  information and non-cash  investing and financing activities:
   Cash paid for interest..............................................................   $         --  $          2
   Cash paid for taxes.................................................................          3,059         1,349
   Conversion of preferred stock.......................................................         18,147            --


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

         The financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report to Shareholders for the year ended December 29, 1996.

         The results of operations for the three months ended March 30, 1997, are not necessarily indicative of results that may be expected for the entire year ending December 28, 1997.

2.       Inventories

         Inventories consist of the following:

                                                                                            Mar. 30,      Dec. 29,
                                                                                              1997          1996
                                                                                          ------------  ------------
 Inventories:
    Purchased parts and raw materials..................................................   $      1,733  $      1,792
    Work-in-process....................................................................         15,928        17,080
    Finished goods.....................................................................          7,515         7,976
                                                                                          ------------  ------------
                                                                                          $     25,176  $     26,848
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

3.       Provision for Taxes

         The Company's effective tax rate for the three months ended March 30, 1997, was 35.5%. This rate is based on the estimated annual tax rate complying with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This rate differs from the federal statutory rate due primarily to state income taxes (net of federal benefit) and recognition of certain deferred tax assets subject to valuation allowances as of December 29, 1996.

4.       Earnings Per Share

         Earnings per common and common equivalent share as presented on the face of the statements of income represent primary earnings per share. Dual presentation of primary and fully diluted earnings per share has not been made because the differences are insignificant.

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted by December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the first quarters ended March 30, 1997, and March 31, 1996, by $0.03 per share. The impact of Statement No. 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

5.       Conversion of Preferred Stock

         On March 12, 1997, Texas Instruments Incorporated converted all of the outstanding shares of Series A Preferred Stock into 2,631,578 shares of Common Stock.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

         Net Revenues

         The Company's net revenues for the first quarter of fiscal 1997 were $39.8 million, which represents an increase of 2% compared with the Company's net revenues for the fourth quarter of 1996 and an increase of 14% compared with the Company's net revenues for the first quarter of 1996. The Company derives its revenues primarily from the sale of field programmable gate arrays ("FPGAs").


         The sequential growth in quarterly net revenues resulted primarily from an increase of 7% in unit sales of FPGAs that was partially offset by a decline of 5% in the overall average selling price of FPGAs. Unit sales of FPGAs
increased  sequentially   principally  because  of  increased  strength  in  the
Company's commercial business. Unit sales of the Company's mature product families (defined as ACT 1 and ACT 2) and the Company's new product families (defined as ACT 3, XL, DX, and RH) both increased sequentially. The overall average selling price of FPGAs declined sequentially principally because of a decline in military/aerospace shipments, which tend to have higher average selling prices, and an increase in the proportion of mature product shipments, which tend to have lower average selling prices.


         The year-over-year growth in quarterly net revenues resulted primarily from a 2% increase in FPGA unit sales coupled with an 11% increase in the overall average selling price of FPGAs. Unit sales increased principally because of new product shipments; unit sales of mature products actually declined in the first quarter of 1997 compared with the first quarter of 1996. The overall average selling price of FPGAs increased year-over-year principally because of the proportionately greater shipments of new products, which tend to have higher average selling prices.

         As is typical in the semiconductor industry, the average selling prices of the Company's products generally decline over the lives of such products. To increase revenues, the Company seeks to increase unit sales of existing products, principally by reducing prices, and to introduce and sell new products. No assurance can be given that these efforts will be successful.

         Gross Margin

         Gross margin for the first quarter of 1997 was 58.7% of net revenues, compared with 58.0% of net revenues for the fourth quarter of 1996 and 55.0% of net revenues for the first quarter of 1996.

         The sequential and year-over-year improvement in quarterly gross margin resulted primarily from improved manufacturing yields and the generation of an increased percentage of net revenues from sales of the Company's new product families, which tend to command higher margins. The Company's gross margin also benefited from appreciation in the value of the United States dollar versus the Japanese yen, in which some of the Company's wafer purchases are denominated, foundry price concessions, and increased assembly and test efficiencies.

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

         Research and Development

         Research and development expenditures for the first quarter of 1997 were $6.5 million, or 16% of net revenues, compared with $5.9 million, or 15% of net revenues, for the fourth quarter of 1996 and $6.0 million, or 17% of net revenues, for the first quarter of 1996. The sequential increase in research and development spending resulted primarily from an increase in non-recurring engineering (NRE) expenditures. Research and development expenditures for the first quarter of 1997 declined as a percentage of net revenues compared with the first quarter of 1996 due to the expanded scope of the Company's operations. The Company currently intends to boost the level of its research and development expenditures over the next several quarters to accelerate the introduction of new products. Research and development expenditures may increase as a percentage of net revenues for any or all of such quarters.

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

         Selling, General, and Administrative

         Selling, general, and administrative expenses for the first quarter of 1997 were $10.1 million, or 25% of net revenues, compared with $10.7 million, or 27% of net revenues, for the fourth quarter of 1996 and $8.3 million, or 24% of net revenues, for the first quarter of 1996. The sequential decline in selling, general, and administrative spending resulted primarily from a decline in sales commission and bonus expenditures. The year-over-year increase in selling, general, and administrative spending resulted primarily from an increased level of sales and marketing activities in support of new products. The Company currently intends to continue its heightened level of sales and marketing activity in support of new products over the next several quarters. Selling, general, and administrative expenditures may increase as a percentage of net revenues for any or all of such quarters.

         Tax Provision

         The Company's effective tax rate for the three months ended March 30, 1997, was 35.5%. This rate is based on the estimated annual tax rate complying with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This rate differs from the federal statutory rate due primarily to state income taxes (net of federal benefit) and recognition of certain deferred tax assets subject to valuation allowances and R&D credits as of December 29, 1996.

Liquidity and Capital Resources

         At the end of the first quarter of 1997, the Company's cash, cash equivalents, and short-term investments were $34.0 million, compared with $29.2 million at the beginning of fiscal 1997. The amount of cash, cash equivalents, and short term investments increased principally because of cash provided by operations, including net income of $4.5 million and a reduction of approximately 8% in net accounts receivable and inventories.

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

Additional Quarterly Information

         The following table presents certain unaudited quarterly results for each of the eight quarters in the period ended March 30, 1997. In the opinion of management, all necessary adjustments (consisting only of normal recurring accruals) have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements of the Company and notes thereto included in the Company's Annual Report to Shareholders for the year ended December 29, 1996. These quarterly operating results are not necessarily indicative of the results for any future period.


                                                                             Three Months Ended
                                         -------------------------------------------------------------------------------------------
                                           Mar. 30,   Dec. 29,   Sept. 29,   June 30,    Mar. 31,   Dec. 31,    Oct. 1,     July 2,
                                             1997       1996        1996       1996        1996       1995        1995       1995
                                         ----------  ---------  ----------  ----------  ---------  ----------  ---------  ----------
                                                                  (in thousands, except per share amounts)
Statements of Operations Data:
Net revenues..........................   $   39,803  $  39,027  $   38,014  $   36,694  $  35,043  $   32,553  $  29,834  $   26,611
Cost of revenues......................       16,439     16,381      16,164      16,105     15,769      15,234     14,416      13,243
                                         ----------  ---------  ----------  ----------  ---------  ----------  ---------  ----------
Gross profit..........................       23,364     22,646      21,850      20,589     19,274      17,319     15,418      13,368
Research and development..............        6,547      5,855       6,417       5,650      6,011       5,802      5,430       4,885
Selling, general, and administrative..       10,131     10,651       9,854       9,582      8,308       7,849      7,244       6,904
                                         ----------  ---------  ----------  ----------  ---------  ----------  ---------  ----------
Income from operations................        6,686      6,140       5,579       5,357      4,955       3,668      2,744       1,579
Net income............................   $    4,531  $   4,153  $    3,905  $    3,606  $   3,277  $    3,878  $   2,935  $    1,683
Net income per share..................   $     0.21  $    0.19  $     0.18  $     0.17  $    0.16  $     0.19  $    0.14  $     0.08
                                         ==========  =========  ==========  ==========  =========  ==========  =========  ==========
Shares used in computing net income
  per share...........................       22,082     21,893      21,475      21,467     21,068      20,808     21,082      20,581
                                         ==========  =========  ==========  ==========  =========  ==========  =========  ==========


                                                                             Three Months Ended
                                         -------------------------------------------------------------------------------------------
                                           Mar. 30,   Dec. 29,   Sept. 29,   June 30,    Mar. 31,   Dec. 31,    Oct. 1,     July 2,
                                             1997       1996        1996       1996        1996       1995        1995       1995
                                         ----------  ---------  ----------  ----------  ---------  ----------  ---------  ----------
As a Percentage of Net Revenues:
Net revenues..........................      100.0%      100.0%     100.0%      100.0%     100.0%      100.0%     100.0%      100.0%
Cost of revenues......................       41.3        42.0       42.5        43.9       45.0        46.8       48.3        49.8
                                         ----------  ---------  ----------  ----------  ---------  ----------  ---------  ----------
Gross margin..........................       58.7        58.0       57.5        56.1       55.0        53.2       51.7        50.2
Research and development..............       16.4        15.0       16.9        15.4       17.2        17.8       18.2        18.4
Selling, general, and administrative..       25.5        27.3       25.9        26.1       23.7        24.1       24.3        25.9
                                         ----------  ---------  ----------  ----------  ---------  ----------  ---------  ----------
Income from operations................       16.8        15.7       14.7        14.6       14.1        11.3        9.2         5.9
Net income............................       11.4        10.6       10.3         9.8        9.4        11.9        9.8         6.3


Factors Affecting Future Operating Results

         The Company's operating results are subject to general economic conditions and a variety of risks characteristic of the semiconductor industry (including booking and shipment uncertainties, wafer supply fluctuations, and price erosion) or specific to the Company, any of which could cause the Company's operating results to differ materially from past results. For a discussion of such risks, please see "Risk Factors" in Part I of the Company's Annual Report on Form 10-K for 1996, which is incorporated herein by this reference.


                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

         On April 14, 1997, the United States District Court for the Northern District of California (the "Court") granted the Company's motion for summary against QuickLogic Corporation ("QuickLogic") for patent infringement. In granting the motion, the Court found that QuickLogic's pASIC 1 FPGAs infringe Claim 1 of the Company's U.S. Patent 5,198,705 ("the `705 Patent"). Claim 1 of the `705 Patent relates to the structure of universal combinatorial logic modules used in FPGAs.

         The Court's ruling marks the first substantive decision in the lawsuit the Company filed against QuickLogic on January 24, 1994. The summary judgment motion was filed on November 15, 1994. After extensive discovery and briefing, the Special Master (to whom all pretrial matters have been referred) filed a recommendation with the Court on October 4, 1996, that the Company's motion be granted. Hearings were held on January 27 and February 3, 1997.

         In the litigation, the Company has asserted claims for infringement of six United States patents (including the `705 Patent) against QuickLogic, which has denied infringement and asserted invalidity defenses. The Company has also asserted causes of action for trade secret misappropriation, breach of contract, breach of confidential business relationship, and unfair competition against QuickLogic and John Birkner, who have denied all allegations. QuickLogic has asserted counterclaims against the Company for infringement of two United States patents. The Company denies that it infringes QuickLogic's patents and has asserted numerous invalidity defenses. The Company seeks declaratory and injunctive relief, treble damages in an unspecified amount, attorneys' fees, and an assignment to the Company of QuickLogic's two patents-in-suit. QuickLogic seeks declaratory and injunctive relief and treble damages in an unspecified amount.

         On February 14, 1997, The Company filed a motion for separate trial on the issue of whether QuickLogic's patents-in-suit are invalid because the Company's FPGAs accused of infringing those patents were offered for sale more than one year prior to the date on which QuickLogic first applied for patent rights. A hearing on that motion is expected to occur within the next month. By order entered March 19, 1997, the Court reserved September 8, 1997, for trial of the Company's "on-sale" defense should the motion for separate trial be granted. It has set September 8, 1998, for trial of all remaining issues.

         On February 28, 1997, QuickLogic filed a motion with the Special Master seeking leave to assert claims for infringement of a recently-issued United States patent against the Company. In opposing QuickLogic's motion to add new patent claims, the Company advised the Special Master that it intends to assert additional claims of patent infringement against QuickLogic, including claims for infringement of a recently-issued United States patent. While the Company believes that the new claims of both parties should be pursued in a separate action, the Company will seek leave to assert its own new claims in the pending litigation if QuickLogic is permitted to assert new claims.

         After considering the facts currently known, management does not believe that the ultimate outcome of the litigation will have a materially adverse effect on the Company's business, financial condition, or operating results, although no assurance can be given to that effect.

         As is typical in the semiconductor industry, the Company has been and expects to be notified from time to time of claims that it may be infringing patents owned by others. No assurance can be given that such claims against the Company will not result in litigation. All litigation, whether or not determined in favor of the Company, can result in significant expense to the Company and can divert the time and attention of the Company's technical and managerial personnel from operational matters.

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




                                           ACTEL CORPORATION




Date: May 12, 1997                      /s/ David M. Sugishita
                        --------------------------------------------------------
                                          David M. Sugishita
                         Senior Vice President of Finance & Administration and
                                        Chief Financial Officer
                                    (as principal financial officer
                                     and on behalf of Registrant)