Form 10-Q
period 1997-06-29
ACTEL CORP
filed 1997-08-13
CIK 907687

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                     --------------------------------------

                                    FORM 10-Q

(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 29, 1997

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

                         PART I -- FINANCIAL INFORMATION

Item 1.       Condensed Financial Statements.

                                ACTEL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (unaudited, in thousands except per share amounts)

                                                           Three Months Ended                  Six Months Ended
                                                ----------------------------------------  --------------------------
                                                  June 29,      June 30,      Mar. 30,      June 29,      June 30,
                                                    1997          1966          1997          1997          1966
                                                ------------  ------------  ------------  ------------  ------------
Net revenues................................    $     40,823  $     36,694  $     39,803  $     80,626  $     71,737
Costs and expenses:
   Cost of revenues.........................          16,731        16,105        16,439        33,170        31,874
   Research and development.................           6,461         5,650         6,547        13,008        11,661
   Selling, general, and administrative.....          10,394         9,582        10,131        20,525        17,890
                                                ------------  ------------  ------------  ------------  ------------
         Total costs and expenses...........          33,586        31,337        33,117        66,703        61,425
                                                ------------  ------------  ------------  ------------  ------------
Income from operations......................           7,237         5,357         6,686        13,923        10,312
Interest income and other, net..............             413           413           340           753           702
                                                ------------  ------------  ------------  ------------  ------------
Income before tax provision.................           7,650         5,770         7,026        14,676        11,014
Tax provision...............................           2,716         2,164         2,495         5,211         4,131
                                                ------------  ------------  ------------  ------------  ------------
Net income..................................    $      4,934  $      3,606  $      4,531  $      9,465  $      6,883
                                                ============  ============  ============  ============  ============
Net income per share........................    $       0.17  $       0.21  $       0.43  $       0.32  $       0.23
                                                ============  ============  ============  ============  ============
Shares used in computing net income per share         21,467        22,082        21,988        21,288        21,890
                                                ============  ============  ============  ============  ============

                                ACTEL CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                            June 29,      Dec. 29,
                                                                                              1997          1966
                                                                                          ------------  ------------
                                                                                               (1)           (2)
                                                      ASSETS
Current assets:
   Cash and cash equivalents...........................................................   $     21,014  $      3,543
   Short-term investments..............................................................         23,482        25,626
   Accounts receivable, net............................................................         28,094        29,495
   Inventories.........................................................................         22,911        26,848
   Other current assets................................................................         19,437        19,093
                                                                                          ------------  ------------
         Total current assets..........................................................        114,938       104,605
Property and equipment, net............................................................         15,528        15,973
Investment in Chartered Semiconductor..................................................         10,680        10,680
Other assets...........................................................................          5,023         5,454
                                                                                          ------------  ------------
                                                                                          $    146,169  $    136,712
                                                                                          ============  ============
                                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable....................................................................   $     12,137  $      9,933
   Accrued salaries and employee benefits..............................................          4,059         5,967
   Other accrued liabilities...........................................................          2,218         5,922
   Deferred income.....................................................................         28,850        27,386
                                                                                          ------------  ------------
        Total current liabilities.....................................................         47,264        49,208

Commitments
Redeemable convertible preferred stock.................................................             --        18,147

Shareholders' equity:
   Common stock........................................................................             21            18
   Additional paid-in capital..........................................................         83,213        63,133
   Accumulated earnings................................................................         15,671         6,206
                                                                                          ------------  ------------
         Total shareholders' equity....................................................         98,905        69,357
                                                                                          ------------  ------------
                                                                                          $    146,169  $    136,712
                                                                                          ============  ============
---------------------------------------

(1)      Unaudited.

(2) Derived from the audited financial statements at December 29, 1996, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

                                ACTEL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (unaudited, in thousands)

                                                                                             Six Months Ended
                                                                                       -----------------------------
                                                                                          June 29,       June 30,
                                                                                            1977           1996
                                                                                       -------------   -------------
Operating activities:
   Net income........................................................................  $       9,465   $       6,883
   Adjustments  to  reconcile  net  income  to net cash  provided  by  operating activities:
     Depreciation and amortization...................................................          3,836           2,870
     Changes in operating assets and liabilities:
       Accounts receivable...........................................................          1,401             860
       Inventories...................................................................          3,937             212
       Other current assets..........................................................           (344)         (2,001)
       Accounts payable and accrued liabilities......................................         (3,408)         (2,806)
       Deferred income...............................................................          1,464           2,498
                                                                                       -------------   -------------
     Net cash provided by operating activities.......................................         16,351           8,516
                                                                                       -------------   -------------
Investing activities:
   Purchases of property and equipment...............................................         (2,952)         (5,013)
   Purchases, sales, and maturities of short-term investments, net...................          2,144           2,292
   Investment in Chartered Semiconductor.............................................             --          (3,611)
   Other assets......................................................................             (8)            631
                                                                                       -------------   -------------
     Net cash used in investing activities...........................................           (816)         (5,701)
                                                                                       -------------   -------------
Financing activities:
   Sale of common stock, net of repurchases..........................................          1,936           1,522
   Principal payments under notes payable and capital lease obligations..............             --             (66)
                                                                                       -------------   -------------
     Net cash provided by financing activities.......................................          1,936           1,456
                                                                                       -------------   -------------
   Net increase in cash and cash equivalents.........................................         17,471           4,271
   Cash and cash equivalents, beginning of period....................................          3,543          17,691
                                                                                       -------------   -------------
   Cash and cash equivalents, end of period..........................................  $      21,014   $      21,962
                                                                                       =============   =============

Supplemental  disclosures of cash flows  information and non-cash  investing and financing activities:
   Cash paid for interest............................................................  $          --   $           3
   Cash paid for taxes...............................................................          9,861           7,734
   Conversion of preferred stock.....................................................         18,147              --

                                ACTEL CORPORATION

          Notes to Condensed Consolidated Interim Financial Statements
                                   (Unaudited)

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

         The results of operations for the six months ended June 29, 1997, are not necessarily indicative of results that may be expected for the entire year ending December 28, 1997.

2.       Inventories

         Inventories consist of the following:

                                                                                            June 29,      Dec. 29,
                                                                                              1997          1966
                                                                                          ------------  ------------
 Inventories:
    Purchased parts and raw materials..................................................   $      1,856  $      1,792
    Work-in-process....................................................................         15,297        17,080
    Finished goods.....................................................................          5,758         7,976
                                                                                          ------------  ------------
                                                                                          $     22,911  $     26,848
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

3.       Provision for Taxes

         The Company's effective tax rate for the three and six months ended June 29, 1997, was 35.5%. This rate is based on the estimated annual tax rate complying with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This rate differs from the federal statutory rate due primarily to state income taxes (net of federal benefit) and recognition of certain deferred tax assets subject to valuation allowances as of June 29, 1996.

4.       Earnings Per Share

         Earnings per common and common equivalent share as presented on the face of the statements of income represent primary earnings per share. Net income per common and common equivalent share is based on the weighted average common shares outstanding and dilutive common equivalent shares (using the treasury stock or modified treasury stock method, whichever applies). Common equivalent shares include stock options and warrants when appropriate. Dual presentation of primary and fully diluted earnings per share has not been made because the differences are insignificant.

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted by December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the second quarters ended June 29, 1997, and June 30, 1996, of $0.01 and $0.03, respectively, and for the six months ended June 29, 1997, and June 30, 1996, of $0.03 and $0.09, respectively. The impact of Statement No. 128 on the calculation of fully diluted earnings per share for these periods is not expected to be material.

5.       Conversion of Preferred Stock

         On March 12, 1997, Texas Instruments Incorporated converted all of the outstanding shares of Series A Preferred Stock into 2,631,578 shares of Common Stock.

Item 2.  Management's   Discussion  and  Analysis  of  Financial Condition and
         Results of Operations.

         This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under the caption "Factors Affecting Future Operating Results."

Results of Operations

         Net Revenues

         The Company's net revenues for the second quarter of fiscal 1997 were $40.8 million, which represents an increase of 3% compared with the Company's net revenues for the first quarter of 1997 and an increase of 11% compared with the Company's net revenues for the second quarter of 1996. Net revenues for the first six months of fiscal 1997 were $80.6 million, which represents an increase of 12% compared with the Company's net revenues for the first six months of 1996.

         The sequential growth in quarterly net revenues resulted primarily from an 11% increase in unit sales of field programmable gate arrays ("FPGAs") that was partially offset by a decline of 7% in the overall average selling price of FPGAs. Unit sales of the Company's mature product families (defined as ACT 1 and ACT 2) and the Company's new product families (defined as ACT 3, XL, DX, and RH) both increased sequentially, while the overall average selling price of the Company's mature and new product families both declined sequentially.

         The year-over-year growth in quarterly net revenues resulted primarily from an 11% increase in the overall average selling price of FPGAs, while unit sales were flat. The year-over-year growth in six-month net revenues resulted primarily from a 1% decline in FPGA unit sales coupled with a 13% increase in the overall average selling price of FPGAs. The overall average selling price of FPGAs increased year-over-year principally because of proportionately greater unit shipments of new products, which tend to have higher average selling prices

         As is typical in the semiconductor industry, the average selling prices of the Company's products generally decline over the lives of such products. To increase revenues, the Company seeks to increase unit sales of existing products, principally by reducing prices, and to introduce and sell new products. No assurance can be given that these efforts will be successful.

         Gross Margin

         Gross margin for the second quarter of 1997 was 59.0% of net revenues, compared with 58.7% of net revenues for the first quarter of 1997 and 56.1% of net revenues for the second quarter of 1996. Gross margin for the first six months of 1997 was 58.9% of net revenues, compared with 55.6% of net revenues for the first six months of 1996.

         The sequential and year-over-year improvement in quarterly gross margin, and the year-over-year improvement in six-month gross margin, resulted primarily from improved manufacturing yields and the generation of an increased percentage of net revenues from sales of the Company's new product families, which tend to command higher margins. The Company's year-over-year gross margin also benefited from appreciation in the value of the United States dollar versus the Japanese yen, in which some of the Company's wafer purchases are denominated, foundry price concessions, and increased assembly and test efficiencies.

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

         Research and Development

         Research and development expenditures for the second quarter of 1997 were $6.5 million, or 16% of net revenues, compared with $6.5 million, or 16% of net revenues, for the first quarter of 1997 and $5.7 million, or 15% of net revenues, for the second quarter of 1996. Research and development expenditures for the first six months of 1997 were $13.0 million, or 16% of net revenues, compared with $11.7 million, or 16% of net revenues, for the first six months of 1996. While research and development expenditures for the first six months of 1997 increased by 12% compared with the first six months of 1996, research and development expenditures remained stable as a percentage of net revenues. The Company may boost the level of its research and development expenditures over the next several quarters to accelerate the introduction of new products and, as a consequence, research and development expenditures might increase as a percentage of net revenues for any or all of such quarters.

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

         Selling, General, and Administrative

         Selling, general, and administrative expenses for the second quarter of 1997 were $10.4 million, or 25% of net revenues, compared with $10.1 million, or 25% of net revenues, for the first quarter of 1997 and $9.6 million, or 26% of net revenues, for the second quarter of 1996. Selling, general, and administrative expenditures for the first six months of 1997 were $20.5 million, or 25% of net revenues, compared with $17.9 million, or 25% of net revenues, for the first six months of 1996. The Company may boost its level of sales and marketing activity in support of new products over the next several quarters and, as a consequence, selling, general, and administrative expenditures might increase as a percentage of net revenues for any or all of such quarters.

         Tax Provision

         The Company's effective tax rate for the three and six months ended June 29, 1997, was 35.5%. This rate is based on the estimated annual tax rate complying with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This rate differs from the federal statutory rate due primarily to state income taxes (net of federal benefit) and the recognition of certain deferred tax assets subject to valuation allowances as of June 29, 1997.

Liquidity and Capital Resources

         At the end of the first six months of 1997, the Company's cash, cash equivalents, and short-term investments were $44.5 million, compared with $29.2 million at the beginning of 1997. The amount of cash, cash equivalents, and short-term investments increased principally because of cash provided by operations.

         The Company believes that existing cash, cash equivalents, and short term investments, together with cash from operations, will be sufficient to meet its cash requirements for 1997. A portion of available cash may be used for investment in or acquisition of complementary businesses, products, or technologies.

         The Company has a line of credit with a bank that provides for borrowings not to exceed $10,000,000. The agreement contains covenants that require the Company to maintain certain financial ratios and levels of net worth. As of June 29, 1997, the Company was in compliance with the covenants for the line of credit. Borrowing against the line of credit bear interest at the bank's prime rate. There were no borrowings against the line of credit at June 29, 1997. The line of credit, which expires in May 1998, may be terminated by either party upon not less than thirty days' prior written notice.

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

Additional Unaudited Quarterly Information

         The following table presents certain unaudited quarterly results for each of the eight quarters in the period ended June 29, 1997. In the opinion of management, all necessary adjustments (consisting only of normal recurring accruals) have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements of the Company and notes thereto included in the Company's Annual Report to Shareholders for the year ended December 29, 1996. These quarterly operating results are not necessarily indicative of the results for any future period.

                                                                             Three Months Ended
                                         -------------------------------------------------------------------------------------------
                                          June 29,   Mar. 30,    Dec. 29,   Sept. 29,   June 30,   Mar. 31,    Dec. 31,    Oct. 1
                                            1997       1997        1996       1996        1996       1996        1995       1995
                                         ----------  ---------  ----------  ----------  ---------  ----------  ---------  ----------
                                                             (unaudited, in thousands except per share amounts)
Unaudited
Statements of Operations Data:
Net revenues..........................   $   40,823  $  39,803  $   39,027  $   38,014  $  36,694  $   35,043  $  32,553  $   29,834
Cost of revenues......................       16,731     16,439      16,381      16,164     16,105      15,769     15,234      14,416
                                         ----------  ---------  ----------  ----------  ---------  ----------  ---------  ----------
Gross profit..........................       24,092     23,364      22,646      21,850     20,589      19,274     17,319      15,418
Research and development..............        6,461      6,547       5,855       6,417      5,650       6,011      5,802       5,430
Selling, general, and administrative..       10,394     10,131      10,651       9,854      9,582       8,308      7,849       7,244
                                         ----------  ---------  ----------  ----------  ---------  ----------  ---------  ----------
Income from operations................        7,237      6,686       6,140       5,579      5,357       4,955      3,668       2,744
Net income............................   $    4,934  $   4,531   $   4,153   $   3,905  $   3,606  $    3,277  $   3,878  $    2,935
Net income per share..................   $     0.23  $    0.21   $    0.19   $    0.18  $    0.17  $     0.16  $    0.19  $     0.14
                                         ==========  =========  ==========  ==========  =========  ==========  =========  ==========
Shares used in computing net income
  per share...........................       22,082     21,893      21,475      21,068     20,808      21,082     21,890      21,467
                                         ==========  =========  ==========  ==========  =========  ==========  =========  ==========

                                                                             Three Months Ended
                                         -------------------------------------------------------------------------------------------
                                          June 29,   Mar. 30,    Dec. 29,   Sept. 29,   June 30,   Mar. 31,    Dec. 31,    Oct. 1,
                                            1997       1997        1996       1996        1996       1996        1995       1995
                                         ----------  ---------  ----------  ----------  ---------  ----------  ---------  ----------
As a Percentage of Net Revenues:
Net revenues..........................      100.0%      100.0%     100.0%      100.0%     100.0%      100.0%     100.0%      100.0%
Cost of revenues......................       41.0        41.3       42.0        42.5       43.9        45.0       46.8        48.3
                                         ----------  ---------  ----------  ----------  ---------  ----------  ---------  ----------
Gross margin..........................       59.0        58.7       58.0        57.5       56.1        55.0       53.2        51.7
Research and development..............       15.8        16.4       15.0        16.9       15.4        17.2       17.8        18.2
Selling, general, and administrative..       25.5        25.5       27.3        25.9       26.1        23.7       24.1        24.3
                                         ----------  ---------  ----------  ----------  ---------  ----------  ---------  ----------
Income from operations................       17.7        16.8       15.7        14.7       14.6        14.1       11.3         9.2
Net income............................       12.1        11.4       10.6        10.3        9.8         9.4       11.9         9.8

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

                          PART II -- OTHER INFORMATION

Item 1.       Legal Proceedings.

         The Company is engaged in litigation before the United States District Court for the Northern District of California (the "Court") against QuickLogic Corporation ("QuickLogic"). In the litigation, the Company has asserted claims for infringement of six United States patents (including the `705 Patent) against QuickLogic, which has denied infringement and asserted invalidity defenses. The Company has also asserted causes of action for trade secret misappropriation, breach of contract, breach of confidential business relationship, and unfair competition against QuickLogic and John Birkner, who have denied all allegations. Prior to the events described in the next paragraph, QuickLogic had asserted counterclaims against the Company for infringement of two United States patents. The Company denies that it infringes QuickLogic's patents and has asserted numerous invalidity defenses. The Company seeks declaratory and injunctive relief, treble damages in an unspecified amount, attorneys' fees, and an assignment to the Company of QuickLogic's two patents-in-suit. QuickLogic seeks declaratory and injunctive relief and treble damages in an unspecified amount.

         On February 14, 1997, the Company filed a motion for separate trial on the issue of whether QuickLogic's patents-in-suit are invalid because the Company's FPGAs accused of infringing those patents were offered for sale more than one year prior to the date on which QuickLogic first applied for patent rights. On February 28, 1997, QuickLogic filed a motion with the Special Master seeking leave to assert claims for infringement of a recently-issued United States patent against the Company. In rulings dated June 20, 1997, the Special Master denied the Company's motion for separate trial of the "on-sale bar" issue and granted QuickLogic's motion to file an amended answer and supplemental complaint and counterclaim for patent infringement. In the latter ruling, the
Special Master also granted the Company leave to file an amended and supplemental complaint to assert additional claims of patent infringement against QuickLogic based on a recently-issued United States patent.

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

Item 4.       Submission of Matters to a Vote of Security Holders.

         At the Annual Meeting of Shareholders of the Company held on May 2, 1997, at the principal executive offices of the Company, the Company's shareholders (i) elected directors to serve until the next Annual Meeting of Shareholders and until their successors are elected; (ii) approved an amendment to the Company's 1993 Employee Stock Purchase Plan ("ESPP") increasing the number of shares of Common Stock reserved for issuance under the ESPP by 250,000; (iii) approved an amendment to the Company's 1993 Directors' Stock Option Plan ("Directors' Plan") increasing the number of shares of Common Stock reserved for issuance under the Directors' Plan by 90,000; and (iv) ratified the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 28, 1997.

         The vote for nominated directors was as follows:

             Nominee                          For                      Withheld                Broker Nonvotes
--------------------------------  ---------------------------  -------------------------  -------------------------
John C. East....................           6,788,904                     21,416                       0
Keith B. Geeslin................           6,788,904                     21,416                       0
Jos C. Henkens..................           6,787,904                     22,416                       0
Frederic N. Schwettmann.........           6,786,491                     23,829                       0
Robert G. Spencer...............           6,788,904                     21,416                       0

         The vote on the amendment to the ESPP increasing by 250,000 the number of shares of Common Stock reserved for issuance under the ESPP (bringing the total number of shares reserved for issuance under the ESPP to 1,150,000) was as follows:

            For                         Against                       Abstain                  Broker Nonvotes
--------------------------    -------------------------    --------------------------   ---------------------------
         5,854,737                      883,432                       12,728                       59,423

         The vote on the amendment to the Directors' Plan increasing by 90,000 the number of shares of Common Stock reserved for issuance under the Directors' Plan (bringing the total number of shares reserved for issuance under the Directors' Plan to 200,000) was as follows:

            For                         Against                       Abstain                  Broker Nonvotes
--------------------------    -------------------------    --------------------------   ---------------------------
         5,397,707                     1,341,327                      11,863                       59,423

         The vote on ratifying the appointment of Ernst & Young LLP was as follows:

            For                         Against                       Abstain                  Broker Nonvotes
--------------------------    -------------------------    --------------------------   ---------------------------
         6,792,419                       11,986                        6,215                          0

         The Annual Meeting of Shareholders was adjourned until June 16, 1997, at which time the Company's shareholders voted on, but did not approve, a proposed change in the Company's state of incorporation from California to Nevada. The vote on the proposed reincorporation into Nevada was as follows:

            For                         Against                       Abstain                  Broker Nonvotes
--------------------------    -------------------------    --------------------------   ---------------------------
         8,243,191                     7,134,432                       8,349                      2,864,384

The affirmative vote of a majority of the shares "entitled to vote" (whether or not represented at the Annual Meeting of Shareholders) was required to approve the proposed reincorporation into Nevada. Since approximately 20.8 million shares were "entitled to vote" at the Annual Meeting of Shareholders, approximately 10.4 million affirmative votes would have been required to approve the proposed reincorporation.

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




                                          ACTEL CORPORATION




Date: August 13, 1997                    /s/ Henry L. Perret
                       --------------------------------------------------------
                                           Henry L. Perret
                                      Vice President of Finance
                                     and Chief Financial Officer
                                   (as principal financial officer
                                    and on behalf of Registrant)