Form 10-Q
period 1997-09-28
ACTEL CORP
filed 1997-11-12
CIK 907687

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                     --------------------------------------

                                    FORM 10-Q

(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 28, 1997

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

                         PART I -- FINANCIAL INFORMATION

Item 1.       Condensed Financial Statements.

                                ACTEL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (unaudited, in thousands except per share amounts)

                                                           Three Months Ended                 Nine Months Ended
                                                ----------------------------------------  --------------------------
                                                 Sept. 28,     Sept. 29,      June 29,     Sept. 28,     Sept. 29,
                                                    1997          1996          1997          1997          1996
                                                ------------  ------------  ------------  ------------  ------------

Net revenues................................    $     38,220  $     38,014  $     40,823  $    118,846  $    109,751
Costs and expenses:
   Cost of revenues.........................          15,788        16,164        16,731        48,957        48,040
   Research and development.................           6,641         6,417         6,461        19,649        18,078
   Selling, general, and administrative.....          10,355         9,854        10,394        30,881        27,743
                                                ------------  ------------  ------------  ------------  ------------
         Total costs and expenses...........          32,784        32,435        33,586        99,487        93,861
                                                ------------  ------------  ------------  ------------  ------------
Income from operations......................           5,436         5,579         7,237        19,359        15,890
Interest income and other, net..............             559           338           413         1,312         1,040
                                                ------------  ------------  ------------  ------------  ------------
Income before tax provision.................           5,995         5,917         7,650        20,671        16,930
Tax provision...............................           2,074         2,012         2,716         7,285         6,142
                                                ------------  ------------  ------------  ------------  ------------
Net income..................................    $      3,921  $      3,905  $      4,934  $     13,386  $     10,788
                                                ============  ============  ============  ============  ============
Net income per share........................    $       0.18  $       0.18  $       0.23  $       0.61  $       0.51
                                                ============  ============  ============  ============  ============

Shares used in computing net income per share         21,475        21,890        22,050        21,351        22,172
                                                ============  ============  ============  ============  ============

                                ACTEL CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                           Sept. 28,      Dec. 29,
                                                                                              1997          1996
                                                                                          ------------  ------------
                                                                                               (1)           (2)
                                     ASSETS
Current assets:
   Cash and cash equivalents...........................................................   $      9,994  $      3,543
   Short-term investments..............................................................         43,888        25,626
   Accounts receivable, net............................................................         21,541        29,495
   Inventories.........................................................................         23,071        26,848
   Other current assets................................................................         20,071        19,093
                                                                                          ------------  ------------
         Total current assets..........................................................        118,565       104,605
Property and equipment, net............................................................         15,401        15,973
Investment in Chartered Semiconductor..................................................         10,680        10,680
Other assets...........................................................................          4,818         5,454
                                                                                          ------------  ------------
                                                                                          $    149,464  $    136,712
                                                                                          ============  ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable....................................................................   $     11,987  $      9,933
   Accrued salaries and employee benefits..............................................          4,217         5,967
   Other accrued liabilities...........................................................            252         5,922
   Deferred income.....................................................................         28,366        27,386
         Total current liabilities.....................................................         44,822        49,208

Commitments
Redeemable convertible preferred stock.................................................             --        18,147

Shareholders' equity:
   Common stock........................................................................          1,172            18
   Additional paid-in capital..........................................................         83,878        63,133
   Accumulated earnings................................................................         19,592         6,206
                                                                                          ------------  ------------
         Total shareholders' equity....................................................        104,642        69,357
                                                                                          ------------  ------------
                                                                                          $    149,464  $    136,712
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

                                ACTEL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (unaudited, in thousands)

                                                                                             Nine Months Ended
                                                                                       -----------------------------
                                                                                         Sept. 28,       Sept. 29,
                                                                                            1997           1996
                                                                                       --------------  -------------
Operating activities:
   Net income .....................................................................    $      13,386   $      10,788
   Adjustments  to  reconcile  net  income  to net cash  provided  by  operating activities:
     Depreciation and amortization.................................................            5,926           4,518
     Changes in operating assets and liabilities:
       Accounts receivable.........................................................            7,954          (5,611)
       Inventories.................................................................            3,777             817
       Deferred income taxes.......................................................             (144)             --
       Other current assets........................................................             (834)         (2,920)
       Accounts payable and accrued liabilities....................................           (5,366)         (2,432)
       Deferred income.............................................................              980           4,533
                                                                                       --------------  -------------
     Net cash provided by operating activities.....................................           25,679           9,693
                                                                                       --------------  -------------
Investing activities:
   Purchases of property and equipment.............................................           (4,696)         (4,093)
   Purchases, sales and maturities of short-term investments, net..................          (18,263)         (2,729)
   Investment in Chartered Semiconductor...........................................               --          (3,611)
   Other assets....................................................................              (21)            407
                                                                                       --------------  -------------
       Net cash used in investing activities.......................................          (22,980)        (10,026)
                                                                                       --------------  -------------
Financing activities:
   Sale of common stock, net of repurchases........................................            3,752           2,600
   Principal payments under notes payable and capital lease obligations............               --             (66)
                                                                                       --------------  -------------
       Net cash provided by financing activities...................................            3,752           2,534
                                                                                       --------------  -------------
   Net increase in cash and cash equivalents.......................................            6,451           2,201
   Cash and cash equivalents, beginning of period..................................            3,543          17,691
                                                                                       --------------  -------------
   Cash and cash equivalents, end of period........................................    $       9,994   $      19,892
                                                                                       ==============  =============
Supplemental  disclosures of cash flows  information and non-cash  investing and financing activities:
   Cash paid for interest..........................................................    $          --   $           3
   Cash paid for taxes.............................................................           12,460          10,687
   Conversion of preferred stock...................................................           18,147              --

                                ACTEL CORPORATION

               Notes To Consolidated Interim Financial Statements
                                   (unaudited)

1.       Basis of Presentation and Summary of Significant Accounting Policies

         The accompanying unaudited consolidated financial statements of Actel Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.


         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.


         The financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report to Shareholders for the year ended December 29, 1996. The results of operations for the nine months ended September 28, 1997, are not necessarily indicative of results that may be expected for the entire year ending December 28, 1997.

2.       Inventories

         Inventories consist of the following:

                                                                                           Sept. 28,      Dec. 29,
                                                                                              1997          1996
                                                                                       --------------  -------------
 Inventories:
    Purchased parts and raw materials..................................................$        1,827  $       1,792
    Work-in-process....................................................................        14,825         17,080
    Finished goods.....................................................................         6,419          7,976
                                                                                       --------------  -------------
                                                                                       $       23,071  $      26,848
                                                                                       ==============  =============

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

3.       Provision for Taxes

         The Company's effective tax rate for the nine months ended September 28, 1997, was 35.2%. This rate is based on the estimated annual tax rate complying with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This rate differs from the federal statutory rate due primarily to state income taxes (net of federal benefit) and recognition of certain deferred tax assets subject to valuation allowances as of September 28, 1997.

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

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which is required to be adopted by December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the third quarters ended September 28, 1997, and September 29, 1996, of $ .01 and $.04, respectively, and for the nine months ended on such dates of $ .05 and $ .10, respectively. The impact of Statement No. 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

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

Results of Operations

         Net Revenues

         The Company's net revenues for the third quarter of fiscal 1997 were $38.2 million, which represents a decline of 6% compared with the Company's net revenues for the second quarter of 1997 and an increase of 1% compared with the Company's net revenues for the third quarter of 1996. Net revenues for the first nine months of fiscal 1997 were $118.8 million, which represents an increase of 8% compared with the Company's net revenues for the first nine months of 1996.

         The sequential decline in quarterly net revenues resulted primarily from a 12% decline in unit sales of field programmable gate arrays ("FPGAs") that was offset by an increase of 6% in the overall average selling price of FPGAs. Unit sales of the Company's mature product families (defined as ACT 1 and ACT 2) and new product families (defined as ACT 3, XL, DX and RH) both declined sequentially, while the overall average selling price of the Company's mature and new product families both increased sequentially.

         The year-over-year growth in quarterly net revenues resulted primarily from a 5% increase in the overall average selling price of FPGAs that was offset by a 4% decline in unit sales. The year-over-year growth in nine-month net revenues resulted primarily from a 9% increase in the overall average selling price of FPGAs that was offset by a 1% decline in FPGA unit sales. The overall average selling price of FPGAs increased year-over-year principally because of proportionately greater unit shipments of new products, which tend to have higher average selling prices.

         As is typical in the semiconductor industry, the average selling prices of the Company's products generally decline over the lives of such products. To increase revenues, the Company seeks to increase unit sales of existing products, principally by reducing prices, and to introduce and sell new products. No assurance can be given that these efforts will be successful.

         Gross Margin

         Gross margin for the third quarter of 1997 was 58.7% of net revenues, compared with 59.0% of net revenues for the second quarter of 1997 and 57.5% of net revenues for the third quarter of 1996. Gross margin for the first nine months of 1997 was 58.8% of net revenues, compared with 56.2% of net revenues for the first nine months of 1996.

         The sequential decline in gross margin resulted primarily from a decline in the proportion of net revenues from sales of the Company's new product families, which generally command higher margins.

         The year-over-year improvement in quarterly and nine-month gross margin resulted primarily from improved manufacturing yields. The Company also benefited from appreciation in the value of the United States dollar versus the Japanese yen.

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

         Research and Development

         Research and development expenditures for the third quarter of 1997 were $6.6 million, or 17% of net revenues, compared with $6.5 million, or 16% of net revenues, for the second quarter of 1997 and $6.4 million, or 17% of net revenues, for the third quarter of 1996. The Company may boost the level of its research and development expenditures over the next several quarters to accelerate the introduction of new products. Research and development expenditures may again increase as a percentage of net revenues for any or all of such quarters.

         Research and development expenditures for the first nine months of 1997 were $19.7 million, or 17% of net revenues, compared with $18.1 million, or 16% of net revenues, for the first nine months of 1996. While research and development expenditures for the first nine months of 1997 increased by 9%
compared with the first nine months of 1996, research and development expenditures as a percentage of net revenues grew by only 1% due to the expanded scope of the Company's operations.

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

         Selling, General, and Administrative

         Selling, general, and administrative expenses for the third quarter of 1997 were $10.4 million, or 27% of net revenues, compared with $10.4 million, or 25% of net revenues, for the second quarter of 1997 and $9.9 million, or 26% of net revenues, for the third quarter of 1996. Selling, general, and administrative expenditures for the first nine months of 1997 were $30.9 million, or 26% of net revenues, compared with $27.7 million, or 25% of net revenues, for the first nine months of 1996. The Company currently intends to boost its level of sales and marketing activity in support of new products over the next several quarters. Selling, general, and administrative expenditures may again increase as a percentage of net revenues for any or all of such quarters.

         Tax Provision

         The Company's effective tax rate for the three and nine months ended September 28, 1997, was 34.6% and 35.2%, respectively. This rate is based on the estimated annual tax rate complying with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This rate differs from the federal statutory rate due primarily to state income taxes (net of federal benefit), federal research and development credits, and the recognition of certain deferred tax assets subject to valuation allowances as of September 28, 1997.

Liquidity and Capital Resources

         At the end of the first nine months of 1997, the Company's cash, cash equivalents, and short-term investments were $53.9 million, compared with $29.2 million at the beginning of 1997. The amount of cash, cash equivalents, and short-term investments increased principally because of net income and reduced accounts receivable and inventories.

         The Company believes that existing cash, cash equivalents, and short term investments, together with cash from operations, will be sufficient to meet its cash requirements for 1997. A portion of available cash may be used for investment in or acquisition of complementary businesses, products, or technologies.

         The Company has a line of credit with a bank that provides for borrowings not to exceed $10,000,000. The agreement contains covenants that require the Company to maintain certain financial ratios and levels of net worth. As of September 28, 1997, the Company was in compliance with the covenants for the line of credit. Borrowing against the line of credit bear interest at the bank's prime rate. There were no borrowings against the line of credit at September 28, 1997. The line of credit, which expires in May 1998, may be terminated by either party upon not less than thirty day's prior written notice.

         The Company believes that the availability of adequate financial resources is a substantial competitive factor. To take advantage of opportunities as they arise, or to withstand adverse business conditions should they occur, it may become prudent or necessary for the Company to raise additional capital. The Company intends to continue monitoring the availability and cost of potential capital resources, including equity, debt, and off-balance sheet financing arrangements, and may consider raising additional capital on terms that are acceptable to the Company. No assurance can be given that additional capital will become available on acceptable terms.

Additional Unaudited Quarterly Information

         The following table presents certain unaudited quarterly results for each of the eight quarters in the period ended September 28, 1997. In the opinion of management, all necessary adjustments (consisting only of normal recurring accruals) have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements of the Company and notes thereto included in the Company's Annual Report to Shareholders for the year ended December 29, 1996. These quarterly operating results are not necessarily indicative of the results for any future period.

                                                                             Three Months Ended
                                         -------------------------------------------------------------------------------------------
                                         Sept. 28,   June 29,    Mar. 30,   Dec. 29,   Sept. 29,   June 30,    Mar. 31,   Dec. 31,
                                            1997       1997        1997       1996        1996       1996        1996       1995
                                         ----------  ---------  ----------  ----------  ---------  ----------  ---------  ----------
Unaudited                                                    (unaudited, in thousands except per share amounts)
Statements of Operations Data:
Net revenues..........................   $   38,220  $  40,823  $   39,803  $   39,027  $  38,014  $   36,694  $  35,043  $   32,553
Cost of revenues......................       15,788     16,731      16,439      16,381     16,164      16,105     15,769      15,234
                                         ----------  ---------  ----------  ----------  ---------  ----------  ---------  ----------
Gross profit..........................       22,432     24,092      23,364      22,646     21,850      20,589     19,274      17,319
Research and development..............        6,641      6,461       6,547       5,855      6,417       5,650      6,011       5,802
Selling, general, and administrative..       10,355     10,394      10,131      10,651      9,854       9,582      8,308       7,849
                                         ----------  ---------  ----------  ----------  ---------  ----------  ---------  ----------
Income from operations................        5,436      7,237       6,686       6,140      5,579       5,357      4,955       3,668
Net income............................   $    3,921  $   4,934  $    4,531  $    4,153  $   3,905  $    3,606 $    3,277  $    3,878
Net income per share..................   $     0.18  $    0.23  $     0.21  $     0.19  $    0.18  $     0.17 $     0.16  $     0.19
                                         ==========  =========  ==========  ==========  =========  ==========  =========  ==========
Shares used in computing net income
  per share...........................       22,172     21,890      22,082      21,893     21,475      21,467     21,068      20,808
                                         ==========  =========  ==========  ==========  =========  ==========  =========  ==========

                                                                             Three Months Ended
                                         -------------------------------------------------------------------------------------------
                                         Sept. 28,   June 29,    Mar. 30,   Dec. 29,   Sept. 29,   June 30,    Mar. 31,   Dec. 31,
                                            1997       1997        1997       1996        1996       1996        1996       1995
                                         ----------  ---------  ----------  ----------  ---------  ----------  ---------  ----------
As a Percentage of Net Revenues:
Net revenues..........................     100.0%       100.0%     100.0%      100.0%     100.0%      100.0%     100.0%      100.0%
Cost of revenues......................      41.3         41.0       41.3        42.0       42.5        43.9       45.0        46.8
                                         ----------  ---------  ----------  ----------  ---------  ----------  ---------  ----------
Gross margin..........................      58.7         59.0       58.7        58.0       57.5        56.1       55.0        53.2
Research and development..............      17.4         15.8       16.4        15.0       16.9        15.4       17.2        17.8
Selling, general, and administrative..      27.1         25.5       25.5        27.3       25.9        26.1       23.7        24.1
                                         ----------  ---------  ----------  ----------  ---------  ----------  ---------  ----------
Income from operations................      14.2         17.7       16.8        15.7       14.7        14.6       14.1        11.3
Net income............................      10.3         12.1       11.4        10.6       10.3         9.8        9.4        11.9

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

                                           ACTEL CORPORATION


Date: November 12, 1997                  /s/ Henry L. Perret
                        --------------------------------------------------------
                                           Henry L. Perret
                                      Vice President of Finance
                                     and Chief Financial Officer
                                   (as principal financial officer
                                    and on behalf of Registrant)