Form 10-K
period 1997-12-28
ACTEL CORP
filed 1998-03-31
CIK 907687

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                     --------------------------------------

                                    FORM 10-K

(Mark One)

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 1997

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any
amendment to this Annual Report on Form 10-K.          X

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price for shares of the Registrant's Common Stock on March 27, 1998, as reported by the National Market System of the National Association of Securities Dealers Automated Quotation System, was approximately $203,525,747. In calculating such aggregate market value, shares of Common Stock owned of record or beneficially by all officers, directors, and persons known to the Registrant to own more than five percent of any class of the Registrant's voting securities were excluded because such persons may be deemed to be affiliates. The Registrant disclaims the existence of control or any admission thereof for any other purpose.

     Number  of  shares  of  Common  Stock  outstanding  as of March  27,  1998:
21,246,215.


                     --------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

         The following documents are incorporated by reference in Parts II, III, and IV of this Annual Report on Form 10-K: (i) portions of Registrant's annual report to security holders for the fiscal year ended December 28, 1997 (Parts II and IV), and (ii) portions of Registrant's proxy statement for its annual meeting of shareholders to be held on May 22, 1998 (Part III).

                                     PART I

ITEM 1.  BUSINESS

Overview

     Actel designs, develops, and markets field programmable gate arrays ("FPGAs") and associated development system software and programming hardware. FPGAs are used by designers of communications, computer, industrial, military/aerospace, and other electronic systems to differentiate their products and get them to market faster. The Company is the leading supplier of FPGAs based on antifuse switching elements, which are smaller than alternative switching elements (such as static random access memories ("SRAMs") or erasable programmable read only memories ("EPROMs")), permitting reduced circuit size and cost and increased design efficiencies. Actel shipped its first products in 1988 and thousands of its development systems are in the hands of customers, including Allen Bradley/Rockwell, AST Computer, Alcatel, Bay Networks, Cabletron, DSC Communications, Hughes Aircraft, Lockheed-Martin, Lucent Technologies, and Siemens. The Company has foundry relationships with Chartered Semiconductor Manufacturing Pte Ltd ("Chartered Semiconductor") in Singapore, Lockheed-Martin Federal Systems Company ("Lockheed-Martin FSC") in the United States, Matsushita Electronics Company and Matsushita Electrical Industry Company Ltd. (collectively, "Matsushita") in Japan, and Winbond Electronics Corp. ("Winbond") in Taiwan, permitting Actel to focus its resources on its core strengths of designing, developing, and marketing FPGAs.

     The Company's FPGAs currently are based on two proprietary technologies: the Actel antifuse and a circuit architecture that takes advantage of the Company's antifuse. The principal advantages of the antifuse over alternative switching elements are smaller size and lower electrical resistance. The smaller size of the antifuse generally permits Actel to make programmable circuits that are smaller, and hence less costly, than circuits of comparable performance and capacity made under comparable design rules using alternative switch technologies. Similarly, for circuits of comparable size and capacity manufactured under comparable design rules, the antifuse facilitates the design of circuits with a greater number of switches, which, in combination with the lower electrical resistance of the antifuse, tends to enhance flexibility and/or performance. In addition, the Company believes that its antifuse-based architecture is better suited for the high-level logic synthesis tools that are increasingly employed to design higher capacity devices than existing architectures using other types of switching elements.

     Actel believes that the demand for higher capacity devices will increase faster than that for programmable devices as a whole. Accordingly, the Company is focusing its attention on the transition to higher capacity devices and the associated high-level design methodologies. Actel's strategy is to provide the best FPGA solutions by giving logic designers the capability and confidence to successfully move up to higher level designs. The Company is implementing this strategy by enhancing the functionality, usability, and accessibility of high-level design tools for its antifuse-based architecture; by increasing its support for high-level design methodologies; and by developing a new, SRAM-based architecture that Actel believes will be better suited for use with high-level design tools than existing non-antifuse architectures.

     The Company's product line currently consists of seven families of FPGAs, Designer Series Development System and CoreHDL software, Silicon Explorer debugging and diagnostic tools, and Activator device programmers. To meet the diverse customer requirements in the broad FPGA market, each member of a product family generally is offered in a variety of speed grades, package types, reliability screenings, and ambient temperature tolerances. Designers typically use popular third-party software for circuit design and then translate the design into a programmed FPGA using Actel's proprietary, highly automated software (Designer Series Development System) and device programmers
(Activator). CoreHDL blocks or "cores" that can be used to reduce development time by being "dropped into" designs, and Silicon Explorer can be used to reduce design-verification time by enabling the user to monitor the functionality of a programmed FPGA in "real time."

     During 1997, Actel introduced a number of new silicon products. In January 1997, the Company announced the immediate availability of the world's highest capacity antifuse-based FPGA, the 30,000-gate A32300DX. In April 1997, Actel expanded its 3.3-volt product line to include additional members of its 1200XL and 3200DX FPGA families. Most significantly, in October 1997, the Company introduced its new MX family of antifuse FPGAs, which is expected to feature six devices ranging from 2,000 to 36,000 logic gates. At introduction, the MX family was believed to be the world's fastest FPGA family. The MX family is being marketed as a single-chip alternative to ASICs and offered at pricing levels that are intended to be attractive to high-volume users of FPGAs.

     In April 1997, the Company introduced its Silicon Explorer desktop debugging and diagnostic tool. Silicon Explorer permits designers to monitor and hence debug the internal operation of an Actel FPGA while running within a real system at system speeds, a capability that is unique to Actel.

     During the course of 1997, the Company's Designer Series software products were significantly enhanced in terms of both functionality and support for the various new silicon products. In addition, notable improvements were made in the packaging of the software to enhance both its usability and accessibility. For example, the requirement for a licensing security block in order to run the software was removed in June 1997. More significantly, certain software packages were offered free of charge and made available for downloading from Actel's web site.

     Actel markets its products through a worldwide, multi-tiered sales and distribution network. The North American network includes six sales management offices, seven technical sales offices, 21 manufacturers' representative firms, and three major industrial distributors. The European network includes sales management offices in England, France, Italy, and Germany, as well as two Pan-European distributors and five regional distributors. In Japan, the Company has a sales management and technical office and markets its products through three distributors. In Korea, the Company has a sales management and technical office and markets its products through one distributor. Six additional distributors serve the remaining international markets in which Actel offers its products.

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

     The logic design of competing electronic systems is often a principal area of differentiation. Unlike the microprocessor and memory markets, which are dominated by a relatively few standard designs, the logic market is highly fragmented and includes, among many other segments, low-density standard transistor-transistor logic circuits ("TTLs") and custom-designed ASICs. TTLs are standard logic circuits that can be purchased "off the shelf" and interconnected on a printed circuit board, but they tend to limit system performance and increase system size and cost compared with logic functions integrated at the circuit (rather than the board) level. ASICs are customized circuits that offer electronic system manufacturers the benefits of higher levels of circuit integration: improved system performance, reduced system size, and lower system cost.

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

     Programmable logic circuits include programmable logic devices ("PLDs") and FPGAs. The market for complex PLDs ("CPLDs") and FPGAs has grown rapidly because they generally offer greater capacity, lower total cost per usable logic gate, and lower power consumption than TTLs and simple PLDs, and faster time to market and lower development costs than conventional gate arrays. For many electronic system manufacturers, the time-to-market and manufacturing-flexibility benefits of CPLDs and FPGAs outweigh their price premium over conventional gate arrays of comparable capacity. This is particularly true with respect to communications applications.

     Electronic system manufacturers customize programmable logic circuits to perform the desired logical functions by using CAE systems to define a device's function and then a device programmer to change the state of the device's programming elements (such as antifuses or memory cells) through the application of an electrical signal. Most CPLDs currently are programmed with EPROM or other "floating gate" technologies. Many FPGAs currently are programmed with SRAM technology. FPGAs based on antifuse programming elements are one-time programmable, meaning they will retain their circuit configurations permanently, even in the absence of electrical power. FPGAs and CPLDs based on EPROM- or SRAM-controlled programming elements are reprogrammable.

     The principal limitation on the wider use of CPLDs and FPGAs has been the difficulty in developing devices with price and performance factors approaching those of conventional gate arrays. Programming elements based on existing reprogrammable architectures occupy relatively large amounts of area within a circuit, which tends to increase the overall size and, in turn, the cost of each circuit. In addition, the size of programming elements based on existing reprogrammable architectures tends to limit the number of interconnect points in a circuit, which, in combination with the relatively high electrical resistance of such programming elements, tends to limit to limit design flexibility and/or circuit performance.

     Before an FPGA can be programmed there are various steps that must be accomplished by a designer using CAE design software. These steps include defining the function of the FPGA, verifying the design, and laying out the circuit. Traditionally, logic functions have been defined using schematic capture tools, which essentially permit the designer to construct a circuit diagram on the computer. As FPGA designers have begun to design higher capacity circuits, the time required to create schematic diagrams using schematic capture tools has become prohibitive. To address this problem, designers are increasingly turning to hardware description languages ("HDLs"), also known as high-level description ("HLD"). VHDL and Verilog are the most common HDLs, which permit the designer to describe the circuit functions at an abstract level and to verify the performance of logic functions at that level. The HDL can then be fed into logic synthesis software that automatically converts the abstract or high-level description to a gate-level representation equivalent to that produced by schematic capture tools. After a gate-level representation of the logic function has been created and verified, it must be translated or "laid out" onto the generic logic modules of the FPGA. This is achieved by placing the logic gates and routing their interconnections, a process referred to as "place and route." As designers have begun to design higher capacity circuits, the need for automatic (instead of manual) place and route capability has become increasingly important. This transition to the use of HDLs presents a challenge to the designer to learn new design methods and to use new design tools. In addition, not all programmable logic circuit architectures are equally well suited for use with logic synthesis and place and route tools.

Actel Strategy

     Actel believes that the demand for higher capacity devices will increase faster than that for programmable devices as a whole. Accordingly, the Company is focusing its attention on the transition to higher capacity devices and the associated high-level design methodologies. Actel's strategy is to provide the best FPGA solutions by giving logic designers the capability and confidence to successfully move up to higher level designs. The Company is implementing this strategy by enhancing the functionality, usability, and accessibility of high-level design tools for its antifuse-based architecture; by increasing its support for high-level design methodologies; and by developing a new, SRAM-based architecture that Actel believes will be better suited for use with high-level design tools than existing reprogrammable architectures.

Technology

     Actel's FPGAs currently are based on two proprietary technologies: the Actel antifuse and a circuit architecture that takes advantage of the Company's antifuse. The antifuse is a two-terminal switch that is open before being programmed. In contrast to a conventional fuse, the application of sufficient voltage to an antifuse causes the switch to close permanently, allowing current to pass. Actel is the leading supplier of FPGAs based on antifuses.

     Antifuse

     Actel believes that it was first to achieve volume production of antifuse-based FPGAs. The patented antifuse structure used by Actel in its current product families consists of a "sandwich" of silicon oxide, silicon nitride, and silicon oxide ("ONO"). This structure is similar to that of ONO capacitors employed in the volume manufacture of many dynamic random access memory (DRAM) circuits. Actel has continued to develop antifuse technology and plans to introduce a family of FPGAs during 1998 based on a new "metal-to-metal" fuse structure that further enhances the benefits of the antifuse, which the Company believes include the following:

          Small Size

          Antifuses are smaller than alternative switching elements (such as those utilizing SRAM and EPROM elements), so antifuse-based circuits tend to be smaller, and hence less costly, than circuits of comparable performance and capacity manufactured under comparable design rules with alternative switching elements. Similarly, for circuits of comparable size and capacity manufactured under comparable design rules, the antifuse facilitates the design of circuits with a greater number of switches, which tends to enhance flexibility and/or performance.

          Low Resistance

          Antifuses   typically   exhibit  lower   electrical   resistance  than
     alternative switching elements. Lower electrical resistance also tends to enhance circuit performance.

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

     Circuit Architecture

     The Company believes that the principal advantages of its proprietary circuit architecture include the following:

          Synthesisizability

          All of Actel's FPGAs are "synthesis friendly" by virtue of their use of many, relatively simple logic building blocks (referred to as "fine granularity") made possible by the antifuse. The Company believes that this characteristic will become increasingly important to designers as circuit capacity increases.

          Few Programming Elements in Interconnect Path

          Actel's circuit architecture usually provides for the minimum number of antifuses in an interconnect path (two), and never permits more than four antifuses in any interconnect path. In general, the fewer the number of switches in an interconnect path, the faster the connection. Many competing FPGAs include interconnect paths with considerably more than four programming elements, which increase resistance and therefore impede circuit performance.

          Routability

          The plentiful number of antifuses and the patented segmented routing tracks of different lengths in Actel's products provide numerous routing alternatives, which generally facilitates efficient results with automatic place and route software even when a high percentage of the FPGA's potential gate capacity is used. Actel believes that these features make its circuits easier to design with than most competing FPGAs.

          Flexibility and Utilization

          A key competitive factor in the programmable logic market is utilization, or the extent to which a particular design can use the potential number of logic resources within a particular chip. A measure of logic resources frequently used in the programmable logic industry is ASIC-gate equivalents. Since this gate counting measure is interpreted differently by the various suppliers and end-users of programmable logic, however, it is not a reliable measure. A more accurate assessment of utilization is the number of logic modules within the chip that are actually accessible to the customer's real design. In the case of existing SRAM-based FPGAs and EPROM-based CPLDs, logic module utilization can vary substantially from design to design, so that a "400 logic module" chip may in practice yield only a fraction of that number as true usable logic resources. By contrast, Actel's circuit architecture permits its products to have a more predictable capacity over a broad range of applications. This enables Actel's customers to select with a relatively high degree of confidence the product that is most economical for a desired application. It is not uncommon for a design implemented within an Actel chip to use 100% of the potentially available logic modules and still be fully and automatically placed and routed. Users of existing SRAM-based FPGAs, on the other hand, often restrict their designs to 60% or less of the claimed logic resources in order to give their "automatic" place and route tools an improved chance of successful completion.

Products

     Actel's product line currently consists of seven families of FPGAs, Designer Series Development System and Core HDL software, Silicon Explorer debugging and diagnostic tools, and Activator device programmers. In 1997, the first members of the MX family of FPGAs were shipped for revenue and the Company adopted a number of new software strategies intended to broaden market acceptance of high-level design methodologies by mainstream FPGA designers.

     FPGAs

     Currently, all seven of the Company's FPGA families are in production. To meet the diverse customer requirements in the broad high-capacity programmable logic market, each member of a family (except RadHard) is offered in a variety of speed grades, package types, reliability screenings, and ambient temperature tolerances. The five members of the ACT 1 and ACT 2 families, for example, can be ordered in more than 100 speed, packaging, screening, and tolerance variations.

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

          ACT 3

          The ACT 3 family consists of five products: the 2,500-gate A1425 and the 6,000-gate A1460, which were first shipped for revenue in 1993; and the 1,500-gate A1415, the 4,000-gate A1440, and the 10,000-gate A14100, which were first shipped for revenue in 1994. The ACT 3 family was designed for applications requiring high speed and a high number of inputs and outputs ("I/Os"). The five members of the ACT 3 family can be ordered in more than 70 speed, packaging, screening, and tolerance variations. The Company offers 3.3-volt and PCI-compliant versions of its ACT 3 products. The ACT 3 family was introduced at 0.8 micron and currently is manufactured under 0.6 micron design rules.

          1200XL

          The 1200XL family, which was first shipped for revenue in 1995, consists of three members ranging from 2,500 to 8,000 gates that can be ordered in more than 50 speed, packaging, screening, and tolerance variations. Taking advantage of 0.6 micron design rules and redesigned I/O modules and clock distribution networks, 1200XL products offer system performance significantly in excess of that offered by pin-compatible ACT 2 devices. In 1997, Actel began offering all three members of its 1200XL family in 84-pin Plastic Leaded Chip Carriers ("PL84"). Designers using the new packages will be able to migrate to higher density devices without changing packages. In 1997, the Company also expanded its 3.3-volt offering to include all members of the 1200XL family.

          3200DX

          The 3200DX family consists of the 6,500-gate A3265DX, which was first shipped for revenue in 1995; the 14,000-gate A32140DX and the 20,000-gate A32200DX, which were first shipped for revenue in 1996; and the 10,000-gate A32100 and the 30,000-gate A32300, which were first shipped for revenue in 1997. The 3200DX family permits designers to integrate the register-intensive datapath functions of FPGAs, the control and decode modules commonly implemented in CPLDs, and the fast dual-port SRAM typically used for high-speed buffering. Supported by the Company's extensive selection of automated design tools, the 3200DX family is optimized for synthesis design methodologies to yield predictable performance for system logic integration. To further assist designers, most members of the family offer JTAG boundary scan logic, which permits testing of the design during manufacture. In 1997, Actel began offering A3265DX, A32100DX, and A32140DX in PL84 packages, which will enable designers to migrate easily from smaller PL84 devices. In 1997, the Company also expanded its 3.3-volt offering to include all members of the 3200DX family. The 3200DX family is based on 0.6 micron design rules.

          MX

          In 1997, the Company shipped for revenue the first two devices in its new MX family of FPGAs: the 4,000-gate A40MX04 and the 16,000-gate A42MX16. The third member of the family, the 9,000-gate A40MX09, was announced as immediately available during first week of 1998. The MX family includes the best features from Actel's earlier ACT 1, ACT2, 1200XL, and 3200DX families and is based on 0.45 micron design rules, which will permit the MX family to work in pure 5-volt, pure 3.3-volt, and mixed 5- and 3.3-volt systems. It is anticipated that the larger MX devices will be PCI compliant. At the time of introduction, the MX devices were believed to be the world's fastest FPGAs. Like ASICs and all previous Actel FPGAs, MX devices are nonvolatile and do not require any external configuration devices or circuitry. The MX family was introduced with volume production pricing that the Company believes, in combination with its performance and functionality, should make it attractive as a single-chip ASIC alternative. Over time, the MX family should replace all of Actel's earlier FPGA families in new commercial designs.

          RH

          The RadHard family currently consists of the 8,000-gate RH1280, which was first shipped for revenue in 1996, and the 2,000-gate RH1020, which was first shipped in 1997. Actel and Lockheed-Martin FSC are jointly developing the RadHard family to meet the demands of applications requiring guaranteed levels of performance and radiation immunity, including the growing commercial satellite market. The RadHard family is based on a high-reliability, radiation-hardened 0.8 micron process.

     Software

     A key element of the Company's strategy is to support users' electronic design automation ("EDA") tools of choice by establishing and maintaining relationships with leading synthesis software vendors for the purpose of permitting such tools to be used as a "front end" to Actel's proprietary Designer Series Development System. Rather than developing this capability alone, the Company has established the Actel Industry Alliance, which Actel uses to establish relationships with EDA vendors for the purpose of developing interfaces between such vendors' EDA tools and Actel's proprietary software. Under the Alliance program, Actel provides members with, among other things, access to its proprietary software specifications, early access to software revisions, verification services, and participation in joint marketing efforts. The Alliance currently has more than 20 members, including all major EDA vendors supporting high-level design for both VHDL and Verilog. The Company provides comprehensive HDL solutions for the EDA environments of Cadence Design Systems, Exemplar Logic, Mentor Graphics, Synopsys, Synplicity, and Viewlogic.

          Designer Series Development System

          In 1997, the Company introduced two significant updates to its Designer Series software. The first of these releases, known as Designer Series 3.1.1, provided support for many of the new silicon products, including various new 3200DX family members and the RH1280. Designer Series
     3.1.1 runs on both PC and UNIX platforms. On PCs, Designer Series 3.1.1 runs on Windows 3.1, Windows for Workgroups, Windows NT 4.01, and Windows 95 operating systems. On UNIX platforms, Designer Series 3.1.1 runs on Sun SparcStation workstations running SunOS or Solaris operating systems and Hewlett Packard HP 9000 workstations running HP-UX operating systems.

          In July 1997, Actel announced a new approach to its Designer Series software products, offering a series of integrated, high-level design FPGA development tools suites and cutting prices in all packages. The Company believes the aggressive pricing strategy will prove attractive to schematic designers moving up to high level design methodologies as well as to experienced synthesis designers. In total, the new Designer Series product line consists of eight separate packages. The new suites integrate high-level design tools from Viewlogic, including ViewSynthesis FPGA Synthesis, SpeedWave VHDL Simulator, and WorkView Office, and Synopsys with Actel Designer Series 3.1.1. The product line also includes Designer Lite, the first no-cost FPGA development software downloadable from the worldwide web. Designer Lite is a complete package of design tools for the PC with device libraries initially up to 8,000 gates. In October 1997, an enhanced version of Designer Series 3.1.1 was released to support the initial members of the new MX family of FPGAs. The first family member was rated as a 16,000-gate device and Designer Lite was extended to include this and the smaller devices in the MX family. Between July 1997 and the end of the year, more than 10,000 copies of Designer Lite were downloaded, thereby greatly expanding the number of potential designers for Actel's silicon products.

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

          Actel's CoreHDL IP portfolio includes CorePCI, telecommunications cores, and industrial cores. In 1997, the Company enhanced its CorePCI models, which are Peripheral Component Interface (PCI) compliant blocks or "cores" that can be used to save development time by being "dropped into" designs for ACT 3 PCI devices. Actel offers CorePCI models, which were developed internally, in both VHDL and Verilog-HDL. The remaining cores were developed by Inicore AG, a Swiss IP provider. The telecommunications cores include an ISDN G704-EI Framer, an Asynchronous Transfer Mode (ATM) UTOPIA receiver interface, and an ATM UTOPIA transmitter interface. The cores targeted to industrial control applications include a Universal Asynchronous Receiver/Transmitter (UART), a Controller Area Network (CAN) Interface, and a Serial Control Bus Interface. The Company has terminated its agreement with Inicore and currently does not have a contractual right of access to cores developed by any third party.

     Silicon Explorer

     In April 1997, Actel introduced a powerful debugging and diagnostic tool known as the Silicon Explorer. This tool can significantly reduce the FPGA design verification time by enabling the user to monitor the internal operation of a programmed FPGA as it performs its functions at speed within a real system. The Silicon Explorer tool suite includes ProbePilot, a high-speed signal acquisition hardware interface between the Actel FPGA, the board on which the FPGA resides, and the designer's desktop computer; Explore, an easy-to-use point-and-click software tool that is integrated with the Company's Designer Series development software; and Analyze, a PC-hosted logic analyzer that graphically displays the waveforms accessed through ProbePilot. The ProbePilot signal acquisition control takes advantage of the Company's ActionProbe circuitry, a patented architectural feature included in all Actel devices that provides 100% observability of internal nodes from selected external pins. ProbePilot supports 18 separate probing channels and features high-speed 100 MHz asynchronous or 66 MHz synchronous sampling rates. ProbePilot connects directly to any desktop or laptop computer or workstation through the series port and operates off the test board's 5.0 volt or 3.3 volt power supply. The Explore windows-based software drives the entire diagnostic and debug process and resides on the designer's PC or workstation as part of Actel's Designer Series FPGA development tools. The Analyze software tool essentially turns the designer's PC or workstation into a full-featured 18 channel logic analyzer, eliminating the need for a costly stand-alone logic analyzer.

     Activator

     The Company's Activator device programmers are used to program Actel's FPGAs. The Activator accepts data from Designer Series Development System software, converts the data to the proper protocol, and applies the appropriate electrical signals to the device so as to imprint the user's circuit design on the device permanently. There are currently two Activator device programmers, Activator 2 and Activator 2S, both of which execute all programming, verification, and debugging functions. Customized programming adapters for each device type permit different packages to be programmed by switching adapters. Activator 2 programs up to four FPGAs at a time; Activator 2S programs one FPGA at a time.

     Actel also supports programmers that are manufactured by third parties, including Data I/O and BP Microsystems Inc.

Market and Applications

     FPGAs can be used in a broad range of applications across nearly all electronic system market segments. Most customers use the Company's FPGAs in low- to medium-volumes in the final production form of their products. Some high-volume electronic system manufacturers use Actel's FPGAs as a prototyping vehicle and convert production to lower-cost conventional gate arrays, while others with time-to-market constraints use the Company's FPGAs in the initial production and then convert to conventional gate arrays. As product life cycles continue to shorten and manufacturing efficiencies increase in FPGAs, some high-volume electronic system manufacturers are electing to retain FPGAs in volume production because conversion to conventional gate arrays may not yield sufficiently attractive savings before the electronic system reaches the end of its life. With the introduction of the MX family, Actel believes that its FPGAs will increasingly be used in high-volume production.

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

     Representative Actel customers in the military market include: Alliant Technology, Boeing, E-Systems, Harris, Honeywell, Hughes Aircraft, Jet Propulsion Labs (JPL), Lockheed-Martin, Loral, National Aeronautics Space Administration (NASA), Northrup, Olin Corporation, Raytheon, SCI Systems, Texas Instruments Incorporated ("TI"), and TRW.

Sales and Distribution

     The Company maintains a worldwide, multi-tiered selling organization that includes a direct sales force, independent manufacturers' representatives, and electronics distributors.

     Actel's domestic sales force currently consists of 77 sales and administrative personnel and field application engineers ("FAEs") operating from 15 sales offices located in major metropolitan areas. Direct sales personnel call on target accounts and support direct original equipment manufacturers ("OEMs"). Besides overseeing the activities of direct sales personnel, the Company's sales managers also oversee the activities of 21 manufacturers' representative firms that operate from approximately 43 office locations. The manufacturers' representatives concentrate on selling to major industrial companies in North America. To service smaller, geographically dispersed accounts in North America, Actel has distributor agreements with Pioneer-Standard Electronics, Inc. ("Pioneer"), Arrow Electronics, Inc. and Zeus Electronics (collectively, "Arrow"), and Wyle Electronics ("Wyle"). Arrow has approximately 50 branch offices in North America; Pioneer and Wyle have a total of approximately 60 branch locations in North America.

     The Company generates a significant portion of its revenues from international sales. Sales to customers outside the United States for 1997, 1996, and 1995 accounted for 31%, 33%, and 38% of net revenues, respectively. Of these export sales, the largest portion was derived from European customers. Export sales have declined as a percentage of net revenues principally because the Company's radiation-hardened (RH) product family, which was introduced in 1996, is sold almost exclusively to customers within the United States. Actel's European sales organization currently consists of 23 distributors (including Arrow and Memec, which have 16 subsidiary companies in Europe) having approximately 45 branch offices. The activities of these distributors are supervised from sales management offices in Basingstoke (England), Paris (France), Milano (Italy), and Munich (Germany), where a total of 17 people are employed.

     Matsushita, which is a foundry and strategic partner of the Company, markets Actel's products in Japan under the Company's brand name. The Company has two additional distributors in Japan: Innotech Corporation and Teksel Ltd. Actel also has distributors in Australia, China, Egypt, Hong Kong, India, Korea, Malaysia, Singapore, South Africa, and Taiwan. In 1997, the Company appointed I&C Microsystems, Co., Ltd. as its new distribution partner for Korea. The activities of these distributors are supervised from sales management offices in Japan and Korea. Actel officially opened its Korean office in 1997, and currently plans to open an office in Hong Kong in 1998.

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

     In 1997, more than half of Actel's sales in the United States and virtually all of the Company's sales outside the United States were made through distributors. As is common in the semiconductor industry, Actel generally grants price protection to distributors. Under this policy, distributors are granted a credit upon a price reduction for the difference between their original purchase price for products in inventory and the reduced price. From time to time, distributors are also granted credit on an individual basis for Company-approved price reductions on specific transactions to meet competition. The Company also generally grants distributors limited rights to return products. To date, product returns under this policy have not been material. Actel maintains reserves against which these credits and returns are charged. Because of its price protection and return policies, the Company generally does not recognize revenue on products sold to distributors until the products are resold to end customers.

Backlog

     At December 31, 1997, Actel's backlog was approximately $28.0 million, compared with approximately $27.0 million at December 31, 1996. The Company includes in its backlog all OEM orders scheduled for delivery over the next nine months and all distributor orders scheduled for delivery over the next six months. Actel produces standard products that may be shipped from inventory within a short time after receipt of an order. The Company's business, and to a large extent that of the entire semiconductor industry, is characterized by short-term order and shipment schedules, rather than volume purchase contracts. In accordance with industry practice, Actel's backlog may be cancelled or rescheduled by the customer on short notice without significant penalty. As a result, the Company's backlog may not be indicative of actual sales and therefore should not be used as a measure of future revenue.

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

     The Company's FAEs provide technical support to customers in the United States, Japan, Korea and Europe. This network of experts is augmented by FAEs working for Actel's sales representatives and distributors throughout the world. Customers in any stage of design can also obtain assistance from the Company's technical support hotline. In addition, Actel offers technical seminars on its products and comprehensive training classes on its software.

     In 1997, Actel moved to better address the design concerns of its customers by establishing Actel Design Services, an international network of design centers. With offices now in Basingstoke, Boston, Chicago, and Sunnyvale, Actel has an enhanced capability to support the increasing technical needs of customers developing with synthesis tools.

     In November 1997, Actel further enhanced its worldwide technical support capabilities with the introduction of a web-based technical support database called "Guru." Actel users can access Guru from their familiar web browser through a series of "push button" forms and key words. The Guru system will return relevant information to the questioner in a matter of seconds.

     The Company generally warrants its products against defects in material and workmanship for one year. Actel also warrants that its automatic place and route software will achieve gate utilization at not less than the rates advertised. The Company has not experienced significant warranty returns to date.

Manufacturing and Strategic Relationships

     Actel's current strategy is to utilize third-party manufacturers for its wafer requirements, which permits the Company to allocate its resources to product design, development, and marketing. Wafers used in Actel's FPGAs are manufactured by Chartered Semiconductor in Singapore, by Lockheed-Martin FSC in the United States, by Matsushita in Japan, and by Winbond in Taiwan. The Company historically purchased wafers from Matsushita and TI. Chartered Semiconductor, Lockheed-Martin FSC, and Winbond were added in 1994. During 1997, Actel phased out wafer purchases from TI in favor of its other suppliers. The active foundry relationships for Actel's production FPGAs are currently manufactured by Chartered Semiconductor using 0.6 0.45 micron design rules; by Lockheed-Martin FSC using 0.8 micron design rules; by Matsushita using 0.8, 0.9, and 1.0 micron design rules; and by Winbond using 0.6 and 0.8 micron design rules. Pre-production wafers have been received from Chartered Semiconductor for products designed using 0.35 micron design rules.

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

     In 1997, the Company and Lockheed-Martin FSC entered into an Amended and Restated M2M Joint Development and Marketing Agreement. The Agreement calls for the parties to establish production capability at Lockheed-Martin FSC for space quality, radiation-hardened versions of Actel's first metal-to-metal antifuse FPGAs (see "Research and Development -- SX Family"). After the production capability is established, Lockheed-Martin FSC will manufacture, assemble, and test the radiation-hardened FPGAs, and the Company will market and sell them.

     In 1997, Actel announced the availability of two new sockets tooled specifically for the Company by Yamaichi Electronics of Japan, one of the leading suppliers of prototype and production sockets. Sockets permit designers to replace a chip without damaging the board, which reduces some of the risk commonly associated with using an antifuse FPGA in prototype board design. The two new sockets increase the total number of Actel sockets offered by Yamaichi to nine. The complete line of sockets accommodates all Actel FPGAs in TQFP, PQFP, RQFP, and VQFP packages.

Research and Development

     In 1997, 1996, and 1995, the Company spent $26.5 million, $23.9 million, and $20.6 million, respectively, on research and development, which represented approximately 17%, 16%, and 19% of net revenues, respectively, for such periods. Actel's research and development expenditures are currently divided among circuit design, software development, and process technology activities. In the areas of circuit design and process technology, the Company's research and development activities include continuing efforts to reduce the cost and improve the performance of current products, principally by reducing the design rules under which such products are manufactured, and to develop new families of FPGA products based on existing or emerging technologies. Actel's software research and development activities are dedicated to providing customers with access to a wide variety of CAE tools and HDL cores in a complete and automated desktop design environment on popular personal computer and workstation platforms, with the objective of giving logic designers the capability and confidence to successfully move up to higher level designs.

     The research and development projects that the Company publicly discussed in 1997 included the following:

     SX Family

     In the fourth calendar quarter of 1997, Actel won a number of significant design wins with pre-production silicon and software of its new SX family of FPGAs. It is currently anticipated that the SX family will be formally introduced in April 1998. The SX family will be significantly faster than the recently-launched MX family, which was believed to be the world's fastest FPGA family at its introduction. This high level of performance in the SX family is achieved through a combination of architectural features and a new, very low impedance "metal to metal" antifuse structure. This new antifuse is the culmination of more than six years of research and development activities to produce a reliable, manufacturable, high-performance metal to metal antifuse.

     ES Architecture and ES Reprogrammable Products

     In 1996, Actel announced its intention to enter the reprogrammable FPGA market. The Company's first reprogrammable FPGA offering will be an SRAM-based "ES" product family utilizing Actel's new ES reprogrammable architecture.

     The ES architecture combines a new, fine-grained cell structure with a routing-centric architecture. The expected result is logic cells that are more readily synthesized and more efficient than current programmable architectures. The key to the architectural efficiencies is a technology in which separate transistors are used to implement logic and to drive the interconnects. By separating these functions, Actel believes that more efficient die utilization is achievable, resulting in lower-cost designs. In addition, the interconnect drivers are tailored to routing length, which should provide high performance even for cross-chip routing. The ES architecture also makes greater use of hierarchy than current programmable architectures. A constant, maximum routing delay is associated with each level of hierarchy, which should provide the device with fanout independent delays. This means that, regardless of the number of logic elements being driven, the delay should always be constant, making the chip's performance predictable. Many aspects of the ES architecture are switch-technology independent, making it possible that future variants of the ES architecture will employ antifuse, flash, or other basic programming elements.

     The Company has experienced significant delays in matching the capabilities of its software and the resources of its silicon. Actel currently is making a set of changes to both the silicon and the software. While the result should be a product as good as or better than the one originally planned, the Company does not believe the product will be available until at least the second half of 1998. With the additional time required for ES development, the Company now anticipates that the initial production ES devices will use a 0.25 micron, five-layer metal process.

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

     The Company also competes with suppliers of CPLDs. Suppliers of these devices include Altera Corporation ("Altera"), Advanced Micro Devices' Vantis subsidiary, and Lattice Semiconductor. The circuit architecture of CPLDs gives them a performance advantage in certain lower capacity applications, but Actel believes that its products are better suited for higher capacity designs. Altera, however, has a larger installed base of development systems than the Company. In addition, many newer CPLDs are reprogrammable, which permits customers to reuse a circuit multiple times during the design process (unlike antifuse-based FPGAs, which permanently retain the programmed configuration). No assurance can be given that Actel will be able to overcome these competitive disadvantages.

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

     Actel expects significant additional competition from major domestic and international semiconductor suppliers, such as Motorola, which has declared that it is a participant in the FPGA market. All such companies are larger, offer broader product lines, and have substantially greater financial and other resources than the Company, including the capability to manufacture their own wafers. Additional competition could adversely affect Actel's business, financial condition, or results of operations.

     The Company may also face competition from suppliers of logic products based on new or emerging technologies. For example, there are other known techniques for manufacturing programmable switch elements that might offer certain advantages over Actel's antifuse technologies. The Company seeks to monitor developments in existing and emerging technologies. No assurance can be given that Actel will be able to compete successfully with suppliers offering products based on new or emerging technologies.

Patents and Licenses

     As of December 31, 1997, the Company had 117 United States patents and applications pending for an additional 35 United States patents. Actel has ten European patent and has applications pending for an additional 42 patents outside the United States. The Company's patents cover, among other things, Actel's basic circuit architecture, antifuse structure, and programming method. The Company expects to continue filing patent applications when appropriate to protect its proprietary technologies. Actel believes that patents, along with such factors as innovation, technological expertise, and experienced personnel, will become increasingly important.

     The Company attempts to protect its circuit designs, software, trade secrets, and other proprietary information through patent and copyright protection, agreements with customers and suppliers, proprietary information agreements with employees, and other security measures. No assurance can be given that the steps taken by Actel will be adequate to protect its proprietary rights.

     In 1995, Actel and BTR, Inc. entered into a License Agreement pursuant to which BTR licensed its proprietary technology to the Company for development and use in FPGAs and certain multichip modules. As partial consideration for the grant of the license, the Company is paying to BTR non-refundable advance royalties. Actel has also employed the principals of BTR to assist the Company in its development and implementation of the licensed technology.

     As is typical in the semiconductor industry, the Company has been notified of claims that it may be infringing patents owned by others. If it is necessary or appropriate, Actel may seek to obtain licenses under patents that it is alleged to infringe. Although the Company is unable to estimate with any degree of confidence the cost of such licenses, no assurance can be given that they would not, individually or in the aggregate, have a materially adverse effect on Actel's financial condition or results of operations. In addition, there can be no assurance that licenses will be available or that the terms of any offered license will be acceptable to the Company. Failure to obtain a license for technology used by Actel could result in litigation. In the event of an adverse result in any litigation, the Company may be required to pay substantial damages; discontinue the use of infringing processes; cease the manufacture, use, and sale of infringing products; and/or expend significant resources to develop non-infringing technology. All litigation, whether or not determined in favor of Actel, can result in significant expense and divert the efforts of technical and management personnel from the Company's operations. In addition, the Company has agreed to defend its customers from and against any claims that Actel products infringe the patent or other intellectual rights of any third party, and to indemnify its customers up to the dollar amount of their purchases of any Actel products found to infringe. Any successful third party claim against the Company or its customers for patent or other intellectual property infringement may have a materially adverse effect on Actel's business, financial condition, or results of operations.

Employees

     At the end of 1997, the Company had 380 full-time employees, including 117 in marketing, sales, and customer support; 137 in research and development; 94 in operations; and 32 in administration and finance. None of the Company's employees is represented by a labor union nor does Actel have employment agreements with any of its employees. The Company has not experienced any work stoppages, and believes that its employee relations are satisfactory.

Risk Factors

     Shareholders  and  prospective   shareholders  of  Actel  should  carefully
consider, along with the other information in this Annual Report on Form 10-K, the following risk factors:

     Acts of God

     The performance of Actel and each of its suppliers, distributors, subcontractors, and agents is subject to events or conditions beyond such party's control, including labor disputes, acts of public enemies or terrorists, war or other military conflicts, blockades, insurrections, riots, epidemics, quarantine restrictions, landslides, lightning, earthquake, fires, storms, floods, washouts, arrests, civil disturbances, restraints by or actions of governmental bodies acting in a sovereign capacity (including export or security restrictions on information, material, personnel, equipment, or otherwise), breakdowns of plant or machinery, inability to obtain transport or supplies, and the like. The occurrence of any of these circumstances could disrupt the Company's operations and may have a materially adverse effect on the Company's business, financial condition, or results of operations.

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

     The Company believes that important competitive factors in its market are price, performance, number of usable gates, ease of use and functionality of development system software, installed base of development systems, adaptability of products to specific applications, length of development cycle (including reductions to finer micron design rules), number of I/Os, reliability, adequate wafer fabrication capacity and sources of raw materials, protection of products by effective utilization of intellectual property laws, and technical service and support. Failure of Actel to compete successfully in any of these or other areas could have a materially adverse effect on its business, financial condition, or results of operations. In addition, all existing FPGAs not based on antifuse technology and certain CPLDs are reprogrammable, a feature that makes them more attractive to designers. The Company also believes that, if there were a downturn in the market for CPLDs and FPGAs, companies that have broader product lines and longer standing customer relationships may be in a stronger competitive position than Actel. Many of the Company's current and potential competitors offer broader product lines and have significantly greater financial, technical, manufacturing, and marketing resources than Actel.

     Dependence on Customized Manufacturing Process

     Actel's antifuse based FPGAs are manufactured using customized steps that are added to otherwise standard manufacturing processes of its independent wafer suppliers. There is considerably less operating history for the Company's customized process steps than for the foundries' standard manufacturing processes. The dependence of Actel on customized processing steps means that, in contrast with competitors using standard manufacturing processes, the Company has more difficulty establishing relationships with independent wafer manufacturers, takes longer to qualify a new wafer manufacturer, takes longer to achieve satisfactory, sustainable wafer yields on new processes, may experience a higher incidence of production yield problems, must pay more for wafers, and generally will not obtain early access to the most advanced processes. These risks are particularly pronounced with respect to wafers intended for use in military and aerospace applications. Any of the above factors could be a material disadvantage against the competing non-antifuse products of Actel's competitors, which use standard manufacturing processes. As a result of these factors, the Company's products typically have been fabricated using processes one or two generations behind the processes used on competing products. As a consequence, Actel to date has not fully realized the price and performance benefits of its antifuse technology. The Company is attempting to accelerate the rate at which its products are reduced to finer geometries and is working with its wafer suppliers to obtain earlier access to advanced processes, but no assurance can be given that such efforts will be successful.

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

     Dependence on Independent Wafer Manufacturers

     Actel does not manufacture any of the wafers used in the production of its FPGAs. Currently, such wafers are manufactured by Chartered Semiconductor in Singapore, Lockheed-Martin FSC in the United States, Matsushita in Japan, and Winbond in Taiwan. The Company's reliance on independent wafer manufacturers to fabricate its wafers involves significant risks, including the risk of events limiting production and reducing yields, such as technical difficulties or damage to production facilities, lack of control over capacity allocation and delivery schedules, and potential lack of adequate capacity. These risks are particularly pronounced with respect to wafers intended for use in military and aerospace applications.

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

     Dependence on International Operations

     Actel buys a majority of its wafers from foreign foundries and has most of its commercial products assembled, packaged, and tested by subcontractors located outside the United States. These activities are subject to the uncertainties associated with international business operations, including trade barriers and other restrictions, changes in trade policies, foreign governmental regulations, currency exchange fluctuations, reduced protection for intellectual property, war and other military activities, terrorism, changes in political or economic conditions, and other disruptions or delays in production or shipments, any of which could have a materially adverse effect on the Company's business, financial condition, or results of operations.

     In order to expand international sales and service, the Company will need to maintain and expand existing foreign operations or establish new foreign operations. This entails hiring additional personnel and maintaining or expanding existing relationships with international distributors and sales representatives. This will require significant management attention and financial resources and could adversely affect Actel's financial condition and operating results. No assurance can be given that the Company will be successful in its maintenance or expansion of existing foreign operations, in its establishment of new foreign operations, or in its efforts to maintain or expand its relationships with international distributors or sales representatives.

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

     Dependence on Military and Aerospace Customers

     Although Actel is unable to determine with certainty the ultimate uses of its products, the Company estimates that sales of its products to customers in the military and aerospace industries, which sometimes carry higher profit margins than sales of products to commercial customers, accounted for approximately one-quarter of revenues in 1997. The Company believes that the military and aerospace industries accounted for a significantly greater percentage of the Company's net revenues following the introduction of RH1280 in 1996. No assurance can be given that future sales to customers in the military and aerospace industries will continue at current volume or margin levels. Orders from the military and aerospace customers tend to be large and irregular, which creates operational challenges and contributes to fluctuations in Actel's net revenues and gross margins. These sales are also subject to more extensive governmental regulations, including greater import and export restrictions. In addition, products for military and aerospace applications require processing and testing that is more lengthy and stringent than for commercial applications, increasing the risk of failure. It is often not possible to determine before the end of processing and testing whether products intended for military or aerospace applications will fail and, if they do fail, a significant period of time is often required to process and test replacements, each of which makes it difficult to accurately estimate quarterly revenues and could have a materially adverse effect on Actel's business, financial condition, or results of operations.

     Dividend Policy

     Actel has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends in the future.

     Fluctuations in Operating Results

     The Company's quarterly and annual operating results are subject to fluctuations resulting from general economic conditions and a variety of risks specific to Actel or characteristic of the semiconductor industry, including booking and shipment uncertainties, supply problems, and price erosion.

          Booking and Shipment Uncertainties

          Actel typically generates a large percentage of its quarterly revenues from orders received during the quarter and shipped in the final weeks of the quarter, making it difficult to accurately estimate quarterly revenues. The Company's backlog (which may be cancelled or deferred by customers on short notice without significant penalty) at the beginning of a quarter accounts for only a fraction of Actel's revenues during the quarter. This means that the Company generates the rest of its quarterly revenues from orders received during the quarter and "turned" for shipment within the quarter, and that any shortfall in "turns" orders will have an immediate and adverse impact on quarterly revenues. There are many factors that could cause a shortfall in "turns" orders, including but not limited to a decline in general economic conditions or the businesses of end users, excess inventory in the channel, conversion to conventional (or non-programmable) gate arrays, or the loss of business to other competitors for price or other reasons.

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

          As is common in the semiconductor industry, Actel's independent wafer suppliers from time to time experience lower than anticipated yields of usable die. For example, the Company experienced a yield problem at one of its foundries in the fourth quarter of 1993 that was severe enough to have a materially adverse effect on Actel's operating results. To the extent yields of usable die decrease, the average cost to the Company of each usable die increases, which reduces gross margin. Wafer yields can decline without warning and may take substantial time to analyze and correct, particularly for a company such as Actel that does not operate its own manufacturing facility, but instead utilizes independent facilities, most of which are offshore. Yield problems may also increase the time to market for the Company's products and create inventory shortages and dissatisfied customers. In addition, Actel typically experiences difficulties and delays in achieving satisfactory, sustainable yields on new processes or at new foundries. Although the Company eventually has been able to overcome these difficulties in the past, no assurance can be given that it will be able to do so with respect to its current or future new processes and/or new foundries. Nor can any assurance be given that the Company will not experience wafer supply problems in the future, or that any such problem would not have a materially adverse effect on Actel's business, financial condition, or results of operations.

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

     Forward-Looking Statements

     All forward-looking statements contained in this Annual Report on Form 10-K, including all forward-looking statements contained in any document incorporated herein by reference, are made pursuant to the safe harbor provisions of the Public Securities Litigation Reform Act of 1995. Words such as "anticipates," "believes," "estimates," "expects," intends," "plans," "seeks," and variations of such words and similar expressions are intended to identify the forward-looking statements. The forward-looking statements include projections relating to trends in markets, revenues, average selling prices, gross margin, wafer yields, research and development expenditures, selling, general, and administrative expenditures, and the Year 2000 compliance issue. All forward-looking statements are based on current expectations and projections about the semiconductor industry and programmable logic market, and assumptions made by the Company's management that reflect its best judgment based on other factors currently known by management, but they are not guarantees of future performance. Accordingly, actual events and results may differ materially from those expressed or forecast in the forward-looking statements due to the risk factors identified herein or for other reasons. Actel undertakes no obligation to update any forward-looking statement contained or incorporated by reference in this Annual Report on Form 10-K.

     Future Capital Needs

     The Company must continue to make significant investments in research and development as well as capital equipment and expansion of facilities. Actel's future capital requirements will depend on many factors, including, among others, product development, investments in working capital, and acquisitions of complementary businesses, products, or technologies. To the extent that existing resources and future earnings are insufficient to fund the Company's operations, Actel may need to raise additional funds through public or private debt or equity financings. If additional funds are raised through the issuance of equity securities, the percentage ownership of current shareholders will be reduced and such equity securities may have rights, preferences, or privileges senior to those of the holders of the Company's Common Stock. No assurance can be given that additional financing will be available or that, if available, it can be obtained on terms favorable to Actel and its shareholders. If adequate funds are not available, the Company may be required to delay, limit, or eliminate some or all of its proposed operations.

     Gross Margin

     The Company's gross margin is the difference between the revenues it receives from the sale of its products and the cost of those products. The price Actel can charge for a product is constrained principally by its competitors. While competition has always been intense, the Company believes price competition is becoming more acute. This may be due in part to the transition toward high-level design methodologies, which permit designers to wait until later in the design process before selecting a programmable logic device and make it easier to convert from one programmable logic device to another. These competitive pressures may cause Actel to reduce the prices of its products more quickly than it can achieve cost reductions, which would reduce the Company's gross margin and may have a materially adverse effect on its operating results.

     One of the most important variables affecting the cost of the Company's products is manufacturing yields. With its customized antifuse manufacturing process requirements, Actel almost invariably experiences difficulties and delays in achieving satisfactory, sustainable yields on new processes or at new foundries. The Company introduced the first members of the MX family in the fourth quarter of 1997 and is currently scheduled to introduce new members of the MX family and the first members of the SX family in 1998. Until satisfactory yields are achieved on these new product families, they generally will be sold at lower gross margins than Actel's mature product families. Depending upon the rate at which sales of these new products ramp (and the MX family is directed at high-volume users) and the extent to which they displace mature products, the lower gross margins could have a materially adverse effect on the Company's operating results.

     Management of Growth

     Actel has recently experienced and expects to continue to experience growth in the number of its employees and the scope of its operations, resulting in increased responsibilities for management personnel. To manage recent and potential future growth effectively, the Company will need to continue to hire, train, motivate, and manage a growing number of employees. The future success of Actel will also depend on its ability to attract and retain qualified technical, marketing, and management personnel. In particular, the current availability of qualified silicon design, software design, process, and test engineers is limited, and competition among companies for skilled and experienced engineering personnel is very strong. The Company has been attempting to hire a number of engineering personnel and has experienced delays in filling such positions. During strong business cycles, Actel expects to experience continued difficulty in filling its needs for qualified engineers and other personnel. No assurance can be given that the Company will be able to achieve or manage effectively any such growth, and failure to do so could delay product development and introductions or otherwise have a materially adverse effect on Actel's business, financial condition, or results of operations.

     Manufacturing Yields

     Actel depends upon its independent wafer suppliers to produce wafers with acceptable yields and to deliver them to the Company in a timely manner. Currently, substantially all of the Company's revenues are derived from products based on Actel's proprietary antifuse process technologies. Successful implementation of antifuse process technology requires a high degree of coordination between the Company and its foundry. Therefore, significant lead time is required to reach volume production on new processes and at a new wafer supply locations. Accordingly, no assurance can be given that volume production on Actel's new MX and SX families will be achieved in the near term or at all.

     The manufacture of high-performance antifuse wafers is a complex process that requires a high degree of technical skill, state-of-the-art equipment, and effective cooperation between the wafer supplier and the circuit designer to produce acceptable yields. Minute impurities, errors in any step of the fabrication process, defects in the masks used to print circuits on a wafer, and other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to be non-functional. As is common in the semiconductor industry, the Company has from time to time experienced in the past, and expects that it will experience in the future, production yield problems and delivery delays. Any prolonged inability to obtain adequate yields or deliveries could adversely affect the Actel's business and operating results.

     One-Time Programmability

     While the nonvolatility of Actel's antifuse FPGAs is necessary or desirable in some applications, logic designers generally would prefer to prototype with a reprogrammable logic device, all other things being equal. This is because the designer can reuse the device if he or she makes an error. The visibility associated with discarding a one-time programmable device often causes designers to select a reprogrammable device even when the alternative one-time programmable device offers significant advantages. This bias in favor of designing with reprogrammable logic devices appears to increase as the size of the design increases, and is a major reason the Company has decided to enter the reprogrammable FPGA market.

     Patent Infringement

     As is typical in the semiconductor industry, the Company has been and expects to be from time to time notified of claims that it may be infringing patents owned by others. No assurance can be given that such claims against Actel will not result in litigation. In January 1994, the Company brought a patent infringement lawsuit against QuickLogic, which in turn brought a patent infringement counterclaim against Actel in May 1995. In January 1998, the Company brought a second patent infringement lawsuit against QuickLogic.
Management of the Company believes that Actel has meritorious claims and defenses in these matters, and that their resolution will not have a materially adverse effect on the Company's business, financial condition, or results of operations, but no assurance can be given to that effect. All litigation, whether or not determined in favor of Actel, can result in significant expense to the Company and can divert the efforts of Actel's technical and management personnel from productive tasks.

     Although  the Company has  obtained  patents  covering  aspects of its FPGA architecture, logic modules, and certain techniques for manufacturing its antifuse, no assurance can be given that Actel's patents will be determined to be valid or that the claims of QuickLogic or any assertions of infringement or invalidity by other parties (or claims for indemnity from customers resulting from any infringement claims) will not be successful. In the event of an adverse ruling in the QuickLogic cases or any other litigation involving intellectual property, the Company could suffer significant (and possibly treble) monetary damages, which might have a materially adverse effect on Actel's business, financial condition, or results of operations. The Company may also be required to discontinue the use of infringing processes; cease the manufacture, use, and sale of infringing products; expend significant resources to develop non-infringing technology; or obtain licenses under patents that it is infringing. Although patent holders commonly offer licenses to alleged infringers, no assurance can be given that licenses will be offered or that the terms of any offered licenses will be acceptable to Actel. In the event of a successful claim against the Company, Actel's failure to develop or license a substitute technology on commercially reasonable terms would have a materially adverse effect on the Company's business, financial condition, and results of operations.

     Potential Acquisitions

     In pursuing its business strategy, Actel may acquire products, technologies, or businesses from third parties. Identifying and negotiating these acquisitions may divert substantial management time away from the Company's operations. An acquisition could absorb substantial cash resources, require Actel to incur or assume debt obligations, and/or involve the issuance of additional equity securities of the Company. The issuance of additional equity securities may dilute, and could represent an interest senior to the rights of, the holders of Actel's Common Stock. An acquisition accounted for as a purchase, such as the Company's acquisition of TI's antifuse FPGA business in 1995, could involve significant one-time write-offs, possibility resulting in a loss for the fiscal year in which it is taken, and would require the amortization of any goodwill over a number of years, which would adversely affect earnings in those years. Any acquisition would require attention from the Company's management to integrate the acquired entity into Actel's operations, may require the Company to develop expertise outside its existing business, and could result in departures of management from either Actel or the acquired entity. An acquired entity may have unknown liabilities, and its business may not achieve the results anticipated at the time it is acquired by the Company.

     Protection of Intellectual Property

     Actel has historically devoted significant resources to research and development and believes that the intellectual property derived from such research and development is a valuable asset that has been and will continue to be important to the success of the Company's business. Actel relies primarily on a combination of nondisclosure agreements, other contractual provisions, and patent and copyright laws to protect its proprietary rights. No assurance can be given that the steps taken by the Company will be adequate to protect its proprietary rights. In addition, the laws of certain territories in which Actel's products are or may be developed, manufactured, or sold, including Asia and Europe, may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States. Failure of Actel to enforce its patents or copyrights or to protect its trade secrets could have a materially adverse effect on the Company's business, financial condition, or results of operations.

     Reliance on Distributors

     In 1997, more than half of Actel's sales in the United States and virtually all of the Company's sales outside the United States were made through distributors. Three of Actel's distributors, Wyle, Arrow, and Pioneer, accounted for approximately 17%, 17%, and 12%, respectively, of the Company's net revenues in 1997. No assurance can be given that future sales by these or other distributors will continue at current levels or that the Company will be able to retain its current distributors on terms that are acceptable to Actel.

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

     Reliance on International Sales

     Sales to customers located outside the United States accounted for approximately 31%, 33%, and 38% of net revenues for 1997, 1996, and 1995, respectively. Actel expects that revenues derived from international sales will continue to represent a significant portion of its total revenues. International sales are subject to a variety of risks, including longer payment cycles, greater difficulty in accounts receivable collection, currency restrictions, tariffs, trade barriers, taxes, export license requirements, and the impact of recessionary environments in economies outside the United States. All of the Company's foreign sales are denominated in U.S. dollars, so Actel's products become less price competitive in countries with currencies that are declining in value against the dollar. In addition, since virtually all of the Company's foreign sales are made through distributors, such sales are subject to the risks described above in "Reliance on Distributors."

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

     Software Development Challenges

     The computational complexities are not yet well understood for the software tools required to support the largest members of the ES family of products. It is anticipated that both the computational memory capacities and tool runtimes will be several times greater than those presently required for Actel's current antifuse products, which are significantly smaller. It is expected that the Company will need to develop and deploy tools incorporating significantly more compact, memory-resident data structures, which must be combined with algorithms capable of dealing very efficiently with the large circuit sizes.

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

     In addition, there are greater technological and operational risks associated with new products. The inability of the Company's wafer suppliers to produce advanced products; delays in commencing or maintaining volume shipments of new products; the discovery of product, process, software, or programming failures; and any related product returns could each have a materially adverse effect on Actel's business, financial condition, or results of operation.

     Actel is currently scheduled to introduce new members of the MX, SX, and ES families in 1998. No assurance can be given that the Company's design and introduction schedules for such products or the supporting software will be met or that such products will be well-received by customers. No assurance can be given that any other new products will gain market acceptance or that the Company will respond effectively to new technological changes or new product announcements by others. Any failure of Actel to successfully define, develop, market, manufacture, assemble, or test competitive new products could have a materially adverse effect on its business, financial condition, or results of operations.

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

     Year 2000 Compliance

     The Year 2000 issue arises because most computer hardware and software were developed without considering the impact of the upcoming change in the century. The hardware and software were originally designed to accept two-digit entries rather than four-digit entries in the date code field. As a result, certain computer systems and software packages will not be able to interpret dates beyond December 31, 1999; they will, for example, interpret January 1, 2000, as January 1, 1900. This could potentially result in computer failure or miscalculations, causing operating disruptions, including among other things an inability to process transactions, send invoices, or engage in other ordinary activities.

     The Company has initiated a comprehensive project to prepare its computer systems for the Year 2000 and plans to have changes to critical systems completed by the first quarter of 1999 to permit time for testing. A task force is identifying all areas of application software, operating system software, hardware, and external interfaces that require Year 2000 compliance. While the Company currently expects that the Year 2000 will not pose significant internal operational problems, delays in the implementation of new information systems, or a failure to fully identify all Year 2000 dependencies in the Company's systems, could have a materially adverse effect on the Company's operating results.

     The Company is also assessing the capability of its products sold to customers over a period of years to handle the Year 2000. The ongoing assessment has not revealed any significant compliance issues. However, the inability of these products to properly manage and manipulate data in the Year 2000 could result in a material adverse impact on the Company, including increased warranty costs, customer satisfaction issues, and potential lawsuits.

     Based on its current understanding, the Company believes that the likelihood of a material adverse impact due to problems with internal systems or products sold to customers is remote and expects that the cost of its Year 2000 compliance program over the next two years will not have a material effect on the Company's financial position or overall trends in results of operations. The cost of the program and the date on which the Company believes it will become Year 2000 compliant are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, cooperation of vendors, and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. If Year 2000 modifications and conversions are not properly made, or are not completed in timely manner, the Year 2000 issue could have a materially adverse impact on the Company's future business operations and, in turn, on its financial position and results of operations. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in the area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

     Ultimately, the potential impact of the Year 2000 issue will depend not only on the corrective measures the Company undertakes, but also on the way in which the Year 2000 issue is addressed by businesses and other entities who provide data to, or receive data from the Company, or whose financial condition or operational capability is important to the Company as suppliers or customers. Therefore, the Company is also developing a plan to contact critical suppliers of products and services to determine that the suppliers' operations and the products and services they provide are Year 2000 capable or to monitor their progress toward Year 2000 capability. The Company's suppliers and customers are generally much larger organizations than the Company with a greater number of suppliers and customers of their own. The Company believes that many of its suppliers and customers have not completed their own systems modification to be Year 2000 compliant. The failure of significant suppliers or customers of the Company to become Year 2000 compliant could have materially adverse consequences to the Company. Those consequences could include the inability to receive product in a timely manner or lost sales opportunities, either of which could result in a material decline in the Company's revenues and profits. In addition, there can be no guarantee that a conversion by a third party's system on which the Company's systems rely would be compatible with the Company's systems. It is not possible at this time to quantify the potential impact of such situations, but no assurance can be given that another company's failure to ensure Year 2000 capability will not have an adverse effect on the Company.

Executive Officers of the Registrant

     The following table identifies each executive officer of Actel as of March 27, 1998:

                 Name                      Age                                 Position
---------------------------------------- ------- ---------------------------------------------------------
John C. East.........................      53    President and Chief Executive Officer

Henry L. Perret......................      52    Vice President of Finance and Chief Financial Officer

Esmat Z. Hamdy.......................      48    Senior Vice President of Technology & Operations

Jeffrey M. Schlageter................      54    Senior Vice President of Engineering & Corporate Programs

Michelle A. Begun....................      41    Vice President of Human Resources

Carl N. Burrow.......................      37    Vice President of Marketing

Douglas D. Goodyear..................      43    Vice President of Worldwide Sales

Fares N. Mubarak.....................      36    Vice President of Engineering

Dennis F. Nye........................      45    Vice President of Strategic Accounts

Robert J. Smith, II..................      53    Vice President of Software

David L. Van De Hey..................      42    Vice President & General Counsel and Secretary

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

     Mr. Perret joined Actel in January 1996 as Controller and has been Vice President of Finance and Chief Financial Officer since June 1997. From April 1992 until joining the Company, he was the Site Controller for the manufacturing division of Applied Materials, a maker of semiconductor manufacturing equipment, in Austin, Texas. From 1978 to 1991, Mr. Perret held various financial positions, including divisional controllerships with National Semiconductor, a semiconductor manufacturer.

     Dr. Hamdy is a founder of the Company, was Vice President of Technology from August 1991 to March 1996 and Senior Vice President of Technology from March 1996 to September 1996, and has been Senior Vice President of Technology and Operations since September 1996. From November 1985 to July 1991, he held a number of management positions with the Company's technology and development group. From January 1981 to November 1985, Dr. Hamdy held various positions at Intel Corporation, a semiconductor manufacturer, lastly as project manager.

     Mr. Schlageter joined the Company in February 1989 as Vice President of Engineering, was Senior Vice President of Engineering from November 1992 to October 1997, and has been Senior Vice President of Engineering and Corporate Programs since October 1997. From July 1985 to January 1989, he held various positions at Advanced Micro Devices, a semiconductor manufacturer, where he last served as Managing Director of Peripheral Products. From February 1981 to July 1985, Mr. Schlageter was Vice President of Semicustom Products at Mostek Corporation, a semiconductor manufacturer.

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

     Mr. Burrow joined the Company in January 1992 as Southwest Regional Sales Manager, was Director of Western Area Sales from February 1996 to October 1997, and has been Vice President of Marketing since October 1997. From June 1983 until January 1992, he held various sales and marketing positions at Texas Instruments, a semiconductor manufacturer.

     Mr. Goodyear joined the Company in February 1996 as Vice President of Worldwide Sales. From November 1991 until joining the Company, he served as Vice President of Sales for the components division of Sharp Electronics Corporation, a semiconductor manufacturer. From January 1987 to November 1991, Mr. Goodyear held various sales management positions at Hitachi America, a semiconductor manufacturer, lastly as Western Area Sales Manager. From June 1983 to January 1987, he held various sales and sales management. positions at Advanced Micro Devices, a semiconductor manufacturer.

     Mr. Mubarak joined the Company in November 1992, was Director of Product and Test Engineering until October 1997, and has been Vice President of Engineering since October 1997. From 1989 until joining Actel, he held various engineering and engineering management positions with Samsung Semiconductor Inc., a semiconductor manufacturer, and its spin-off, Integrated Circuit Works, Inc. From 1984 to 1989, Mr. Mubarak held various engineering, product planning, and engineering management positions with Advanced Micro Devices, a semiconductor manufacturer.

     Mr. Nye joined Actel in October 1990 as European Business Manager with Actel Europe Ltd., the Company's United Kingdom subsidiary, was Vice President of Marketing from January 1994 until October 1997, and has been Vice President of Strategic Accounts since October 1997. From January 1990 to October 1990, Mr. Nye served as Director of Sales of Genrad Corporation, a software company. From November 1986 to January 1990, he served as European Sales Manager of Viewlogic Corporation, a software company.

     Dr. Smith joined Actel in March 1997 as Vice President of Software. Prior to joining the Company, he was an independent consultant specializing in product development and positioning, software team building, pragmatic software engineering practices, and small company trouble shooting. From September 1985 to March 1995, Dr Smith held various positions with Microelectronics and Computer Technology Corporation (MCC), a consortial systems and software R&D company, where he last served as Vice President of Advanced Systems and Networks.

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

ITEM 2.   PROPERTIES

     Actel's principal administrative, marketing, sales, customer support, design, research and development, and testing facilities are located in Sunnyvale, California, in three buildings that comprise approximately 138,000 square feet. These buildings are leased through June 2003, and the Company has a renewal option for an additional five-year term. Actel also leases sales offices in the metropolitan areas of Atlanta, Baltimore, Basingstoke (England), Boston, Chicago, Dallas, Denver, Destin (Florida), Los Angeles, Milano (Italy), Minneapolis, Munich (Germany), Ottawa (Canada), and Paris (France), Philadelphia, Raleigh, Seoul (Korea), and Tokyo (Japan). The Company believes its facilities will be adequate for its needs in 1998, but is investigating options for continued expansion beyond that time.

ITEM 3.   LEGAL

     Except as described below, there are no pending legal proceedings of a material nature to which Actel is a party or of which any of its property is the subject. There are no such legal proceedings known by the Company to be contemplated by any governmental authority.

     Actel v. QuickLogic (CV C-94 20050 JW (PVT))

          Claims Asserted

          Actel commenced the above-referenced action against QuickLogic in the United States District Court for the Northern District of California (the "Court") on January 20, 1994. The Complaint asserted claims for infringement of U. S. Patents Nos.  4,758,745,  4,873,459,  5,055,718,  and
     5,198,705, respectively, each relating to field programmable gate array technology. The Complaint sought injunctive relief, treble damages in an unspecified amount, and attorneys' fees.

          On February 10,  1994,  QuickLogic  filed an Answer and  Counterclaim,
     denying   infringement,   asserting   invalidity   defenses,   and  seeking
     declaratory relief.

          On March 15, 1995, Actel filed an Amended and Supplemental Complaint against QuickLogic asserting, in addition to claims previously asserted, a claim for infringement of U.S. Patent No. 5,367,208. Actel's Supplemental Complaint sought injunctive relief, treble damages in an unspecified amount, and attorneys' fees.

          On April 14, 1995, QuickLogic filed an Answer and Counterclaim denying infringement, asserting invalidity defenses, and asserting two claims against Actel for alleged infringement of U.S. Patents Nos. 5,220,213 and 5,396,127 relating to logic modules. QuickLogic's Counterclaim sought declaratory and injunctive relief, and treble damages in an unspecified amount. On May 25, 1995, QuickLogic filed an Amended Answer and Counterclaim, adding allegations of inequitable conduct.

          In response to QuickLogic's counterclaims, on June 11, 1995, Actel filed a Reply and Counterclaim, denying infringement, asserting invalidity defenses, naming John Birkner as an individual defendant, and asserting causes of action for trade secret misappropriation, breach of contract, breach of confidential business relationship, and unfair competition. Actel's Counterclaim sought declaratory and injunctive relief, damages in an unspecified amount, and an assignment to Actel of QuickLogic's two patents-in-suit. In response, both QuickLogic and Mr. Birkner denied all allegations.

          On March 7, 1996, Actel filed a Second Supplemental Complaint, adding a claim against QuickLogic for infringement of U.S. Patent No. 5,479,113.

          As of June 13, 1997, QuickLogic amended its complaint to assert that Actel's ACT 3 products infringe U.S. Patent No. 5,594,364.

          On August 1,  1997,  Actel  answered  QuickLogic's  amended  complaint
     denying   liability  and   restating   Actel's  trade  secret  and  related
     counterclaims.

          On August 15, 1997, Actel filed an amended and supplemental complaint. This complaint reasserted the patent claims described above and added a claim under U.S. Patent No. 5,610,534, issued March 11, 1997.

          On  September  3,  1997,  QuickLogic  and  Birkner  filed an answer to
     Actel's Second Amended and Supplemental Complaint, and alleged amended counterclaims asserting invalidity and other customary affirmative defenses in patent cases and demanding jury. On September 9, 1997, QuickLogic and Birkner filed an answer to Actel's Amended Counterclaims.

          On March 3, 1998,  QuickLogic advised that it will seek leave to amend
     its   answer   to   assert   additional    defenses   of   invalidity   and
     unenforceability.

          In  summary,  Actel has  asserted  claims of  patent  infringement  as against all QuickLogic products under U.S. Patents Nos. 4,758,745, 4,873,459, 5,055,718, 5,198,705, 5,357,208, 5,479,113 and 5,610,534. Actel
     has also asserted various counterclaims against QuickLogic and Mr. Birkner based on misappropriation of Actel trade secrets. QuickLogic denies infringement and asserts invalidity and unenforceability of all Actel patents-in-suit. As explained below, the Court has granted a summary judgment finding that QuickLogic's products infringe the `705 patent.

          QuickLogic has asserted claims of patent infringement against Actel's ACT 2 and ACT 3 product lines under U.S. Patents Nos. 5,220,213 and 5,396,127 and against ACT 3 products under U.S. Patent No. 5,594,364. Actel denies infringement and asserts invalidity and unenforceability of the QuickLogic patents. Actel further asserts that it is entitled to impose a constructive trust on the QuickLogic patents because those patents were obtained using Actel trade secrets.

          Motions

          On November 15, 1994 Actel moved for summary judgment of infringement of its `705 patent. On October 4, 1996, after extensive discovery and briefing, the Special Master, to whom all pretrial matters have been referred, filed a recommendation with the Court that Actel's motion be granted. After further hearings, on August 8, 1997, the Court adopted the Special Master's recommendation.

          On January 18, 1996, Actel filed a motion seeking summary judgment of invalidity of the two QuickLogic patents-in-suit based on the sale of Actel's ACT 2 product line more than one year prior to the filing of the application which is the parent of the applications from which QuickLogic obtained Patents Nos. 5,220,213 and 5,396,127. This motion was argued to the Special Master on December 12, 1997, and is awaiting his action.

          On February 5, 1996, QuickLogic filed a motion for summary judgment of infringement of QuickLogic patent no. 5,520,213. This motion has been withdrawn without prejudice to refiling of a similar motion.

          On February 26, 1996, QuickLogic filed a motion to disqualify Actel counsel, the law firm of Lyon & Lyon, on the ground that a Lyon & Lyon attorney, in previous employment with QuickLogic counsel, Skjerven,
     Morrill, MacPherson, Franklin & Friel, had access to confidential QuickLogic information and attorney work product. The Special Master issued a recommendation in favor of QuickLogic's motion and, on May 29, 1996, the Court entered an Order disqualifying Lyon & Lyon. On June 19, 1996, O'Melveny & Myers was substituted as counsel of record on behalf of Actel.

          On November 25, 1996, QuickLogic moved for Summary Judgment of invalidity with respect to Claim 1 of Actel patent no. 5,198,705. This motion is being held in abeyance pending further pretrial planning.

          On June 27, 1997, Actel moved for a summary judgment that QuickLogic's products infringe Claim 11 of U.S. Patent No. 4,873,459. This motion is being held in abeyance pending further pretrial planning.

          On July 3, 1997, QuickLogic and Mr. Birkner moved for summary judgment that all of the Actel counterclaims based on misappropriation of trade secrets are barred by applicable statutes of limitation. This motion was argued to the Special Master on December 12, 1997. In Recommendations dated February 13, 1998 and March 3, 1998, the Special Master recommended that this motion be granted in its entirety. Actel has filed objections to the Special Master's recommendations. This matter awaits further briefing and argument before the district judge.

          On September 9, 1997, Actel moved for leave to file an amended and supplemental complaint joining two individuals as additional defendants on Actel's counterclaims. One objective of this motion was to establish that Actel's trade secret counterclaims against QuickLogic relate back to the date of Actel's original complaint. If the relation-back doctrine applies, this would obviate QuickLogic's summary judgment defense. On December 5, 1997, pursuant to recommendation of the Special Master, the district court denied Actel's motion to join the two additional defendants. On March 13, 1998, the Special Master recommended that the district judge hold that Actel's counterclaims do not relate back. Actel has filed objections to this recommendation, and the matter awaits further proceedings before the district judge.

          Each side has advised the Special Master that additional motions for summary judgment will be made after completion of discovery.

          Trial Schedule

          By order of the Court entered March 19, 1997, the Court established a deadline for completion of fact discovery of January 31, 1998. This deadline has passed, but limited specific fact discovery that could not be completed by the deadline remains to be conducted. Expert disclosures will be required in advance of trial, but no specific date for such disclosures is currently in effect.

          The parties are discussing a process for simplification of the issues to be tried and expect to enter into a stipulation to bifurcate damage issues from liability and infringement issues and to try a limited subset of issues in phases. A process for selecting claims has commenced, but it is too early to predict what claims will be selected for trial.

          No trial date has been set. The parties have stipulated that purely equitable will be tried to the judge prior to jury trial of selected claims. Trial of the equitable issues is currently expected to take place in the fourth quarter of 1998.

     Actel v. QuickLogic (CV C-97 21107 JW (EAI))

          Claims Asserted

          On December 15, 1997, Actel commenced the above-referenced action against QuickLogic in the Court. The Complaint asserts claims for infringement of U. S. Patents Nos. 5,132,571 and 5,191,214, respectively, each relating to field programmable gate array technology. The Complaint seeks injunctive relief, treble damages in an unspecified amount, and attorneys' fees.

          On January 13, 1998, QuickLogic filed an Answer and Counterclaim, denying infringement, asserting invalidity defenses and seeking declaratory relief.

          Motions

          No motions have been filed in this action.

          Trial

          The parties have begun to disclose relevant information as required under the Local Rules of the United States District Court for the Northern District of California. There have been no communications from the Court concerning a trial date.

     After considering the facts currently known, management does not believe that the ultimate outcome of the either case will have a materially adverse effect on the Company's business, financial condition, or operating results, although no assurance can be given to that effect.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.   MARKET  FOR THE  REGISTRANT'S  COMMON  STOCK AND  RELATED  SHAREHOLDER
          MATTERS

     The information appearing under the caption "Stock Listing" in the Registrant's annual report to security holders for the fiscal year ended December 28, 1997 (the "1997 Annual Report"), is incorporated herein by this reference.

ITEM 6.   SELECTED FINANCIAL DATA

     The  information   appearing  under  the  caption  "Selected   Consolidated
Financial Data" in the 1997 Annual Report is incorporated herein by this reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information appearing under the caption "Management's Discussion and Analysis of Financial Conditions and Results of Operations" of the 1997 Annual Report is incorporated herein by this reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information appearing under the captions "Consolidated Balance Sheets," "Consolidated Statements of Operations," "Consolidated Statements of Shareholders' Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements," and "Report of Ernst & Young LLP, Independent Auditors" in the 1997 Annual Report is incorporated herein by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     Except for the information specifically incorporated by reference from Actel's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 22, 1998, as filed on or about April 7, 1998, with the Securities and Exchange Commission (the "1997 Proxy Statement") in Part III of this Annual Report on Form 10-K, the 1997 Proxy Statement shall not be deemed to be filed as part of this Report. Without limiting the foregoing, the information under the captions "Compensation Committee Report" and "Company Stock Performance" under the main caption "OTHER INFORMATION" in the 1997 Proxy Statement are not incorporated by reference in this Annual Report on Form 10-K.

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

ITEM 11.  EXECUTIVE COMPENSATION

     The information under the caption "Director Compensation" under the main caption "PROPOSAL NO. 1 -- ELECTION OF DIRECTORS" in the 1997 Proxy Statement and the information under the caption "Executive Compensation" under the main caption "OTHER INFORMATION" in the 1997 Proxy Statement are incorporated herein by this reference.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the caption "Certain Transactions" under the main caption "OTHER INFORMATION" in the 1997 Proxy Statement is incorporated herein by this reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Annual Report on Form 10-K:

          (1)  Financial  Statements.   The  following   consolidated  financial
     statements of Actel Corporation included in the 1997 Annual Report are incorporated by reference in Item 8 of this Annual Report on Form 10-K:

          Consolidated balance sheets at December 31, 1997 and 1996

          Consolidated statements of operations for each of the three years in the period ended December 31, 1997

          Consolidated statements of shareholders' equity for each of the three years in the period ended December 31, 1997

          Consolidated statements of cash flows for each of the three years in the period ended December 31, 1997

          Notes to consolidated financial statements

          (2) Financial Statement Schedule. The financial statement schedule listed under 14(d) hereof is filed with this Annual Report on Form 10-K.

          (3) Exhibits. The exhibits listed under Item 14(c) hereof are filed with, or incorporated by reference into, this Annual Report on Form 10-K.

     (b) Reports on Form 8-K. No reports on Form 8-K were filed by Actel during the quarter ended December 28, 1997.

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

       10.2 (2) 1986 Incentive Stock Option Plan (filed as Exhibit 10.2 to the Registrant's Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended December 28,
                         1997).

       10.3 (2) 1993 Directors' Stock Option Plan, as amended and restated.

       10.4 (2) 1993 Employee Stock Purchase Plan, as amended and restated.

       10.5 (2) 1995 Employee and Consultant Stock Plan, as amended and restated (filed as Exhibit 10.5 to the Registrant's Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended December 28, 1997).

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

       10.13 (1)         License  Agreement  dated as of April 1, 1995,  between
                         the  Registrant  and  Texas  Instruments   Incorporated
                         (filed as  Exhibit  10.22 to the  Registrant's  Current
                         Report on Form 8-K (File No.  0-21970)  filed  with the
                         Securities and Exchange  Commission on April 17, 1995).

       10.14 (1)         Foundry  Agreement  dated as of June 29, 1995,  between
                         the Registrant and Matsushita  Electric Industrial Co.,
                         Ltd and Matsushita  Electronics  Corporation  (filed as
                         Exhibit 10.25 to the  Registrant's  Quarterly Report on
                         Form 10-Q (File No. 0-21970) for the quarterly period ended July 2, 1995).

       10.15 (1)         Distribution  Agreement  dated  as of  June  29,  1995,
                         between  the   Registrant   and   Matsushita   Electric
                         Industrial   Co.,   Ltd  and   Matsushita   Electronics
                         Corporation (filed as Exhibit 10.26 to the Registrant's
                         Quarterly  Report on Form 10-Q (File No.  0-21970)  for
                         the    quarterly    period   ended   July   2,   1995).

       10.16 Lease Agreement for the Registrant's offices in Sunnyvale, California, dated May 10, 1995 (filed as
                         Exhibit 10.19 to the Registrant's Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended December 31, 1995).

       10.17 (1)         License  Agreement  dated as of March 6, 1995,  between
                         the Registrant and BTR, Inc. (filed as Exhibit 10.20 to the Registrant's Annual Report on Form 10-K (File No.
                         0-21970) for the fiscal year ended  December 28, 1997).

       13 Portions of Registrant's Annual Report to Shareholders for the fiscal year ended December 28, 1997, incorporated by reference into this Report on Form 10-K.

       21                Subsidiaries    of    Registrant    (see    page   47).

       23 Consent of Ernst & Young LLP, Independent Auditors (see page 45).

       24                Power     of      Attorney      (see      page     44).

       27.1              Financial Data Schedule - 1997.

       27.2              Financial Data Schedule - 1996.

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

     (d) Financial Statement Schedule. The following financial statement schedule of Actel Corporation is filed as part of this Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements of Actel Corporation, including the notes thereto, and the Report of Independent Auditors with respect thereto:

    Schedule                          Description                        Page
---------------  ----------------------------------------------------- ---------
       II                   Valuation and qualifying accounts             46

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

                                  ACTEL CORPORATION




March 27, 1998                    By:              /s/ John C. East
                                     -------------------------------------------
                                                      John C. East
                                         President and Chief Executive Officer

                                                                     SCHEDULE II

                                ACTEL CORPORATION

                     --------------------------------------

                        Valuation and Qualifying Accounts
                                 (in thousands)


                                                               Balance at                                Balance at
                                                               beginning                                   end of
                                                               of period     Provisions    Write-Offs      period
                                                              ------------  ------------  ------------  ------------
Allowance for doubtful accounts:
   Year ended December 31, 1995...........................    $        597  $         --  $         30  $        567
   Year ended December 31, 1996...........................             567            81            15           633
   Year ended December 31, 1997...........................             633         1,611           612         1,632