Form 10-Q
period 1998-03-29
ACTEL CORP
filed 1998-05-13
CIK 907687

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                     --------------------------------------

                                    FORM 10-Q

(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 29, 1998

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

     Number  of  shares  of  Common  Stock  outstanding  as  of  May  12,  1998:
21,265,894.

                         PART I -- FINANCIAL INFORMATION

Item 1.       Financial Statements.

                                ACTEL CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
               (unaudited, in thousands except per share amounts)


                                                                                       Three Months Ended
                                                                            ----------------------------------------
                                                                              Mar. 29,      Mar. 30,      Dec. 28,
                                                                                1998          1997          1997
                                                                            ------------  ------------  ------------
Net revenues............................................................    $     38,465  $     39,803  $     37,012
Costs and expenses:
   Cost of revenues.....................................................          15,785        16,439        15,287
   Research and development.............................................           7,250         6,547         6,816
   Selling, general, and administrative.................................          10,581        10,131        10,313
                                                                            ------------  ------------  ------------
         Total costs and expenses.......................................          33,616        33,117        32,416
                                                                            ------------  ------------  ------------
Income from operations..................................................           4,849         6,686         4,596
Interest income and other, net..........................................             544           340           530
                                                                            ------------  ------------  ------------
Income before tax provision.............................................           5,393         7,026         5,126
Tax provision...........................................................           1,780         2,495         1,744
                                                                            ------------  ------------  ------------
Net income..............................................................    $      3,613  $      4,531  $      3,382
                                                                            ============  ============  ============
Net income per share:
   Basic................................................................    $       0.17  $       0.24  $       0.16
                                                                            ============  ============  ============
   Diluted..............................................................    $       0.17  $       0.21  $       0.16
                                                                            ============  ============  ============
Shares used in computing net income per share:
   Basic................................................................          21,163        18,636        21,032
                                                                            ============  ============  ============
   Diluted..............................................................          21,864        22,082        21,623
                                                                            ============  ============  ============

                                ACTEL CORPORATION

                      CONSOLIDATED CONDENSED BALANCE SHEETS
              (unaudited unless otherwise indicated, in thousands)

                                                                                            Mar. 29,      Dec. 28,
                                                                                              1998          1997
                                                                                          ------------  ------------
                                                                                                         (audited)
                                                      ASSETS
Current assets:
   Cash and cash equivalents...........................................................   $      6,421  $      7,763
   Short-term investments..............................................................         58,784        51,272
   Accounts receivable, net............................................................         21,186        25,135
   Inventories, net....................................................................         20,712        20,472
   Other current assets................................................................         24,039        22,621
                                                                                          ------------  ------------
         Total current assets..........................................................        131,142       127,263
Property and equipment, net............................................................         14,653        15,081
Investment in foundry..................................................................         10,680        10,680
Other assets, net......................................................................          6,837         6,970
                                                                                          ------------  ------------
                                                                                          $    163,312  $    159,994
                                                                                          ============  ============

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable....................................................................   $      9,927  $     12,440
   Accrued salaries and employee benefits..............................................          3,125         4,718
   Other accrued liabilities...........................................................          5,036         2,898
   Deferred income.....................................................................         30,521        30,928
                                                                                          ------------  ------------
         Total current liabilities.....................................................         48,609        50,984

Shareholders' equity:
   Preferred stock.....................................................................             --            --
   Common stock........................................................................             21            21
   Additional paid-in capital..........................................................         88,066        85,965
   Retained earnings...................................................................         26,616        23,024
                                                                                          ------------  ------------
         Total shareholders' equity....................................................        114,703       109,010
                                                                                          ------------  ------------
                                                                                          $    163,312  $    159,994
                                                                                          ============  ============

                                ACTEL CORPORATION

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                                                              Three Months Ended
                                                                                          ------------  ------------
                                                                                            Mar. 29,      Mar. 30,
                                                                                              1998          1997
                                                                                          ------------  ------------
Operating activities:
   Net income..........................................................................   $      3,613  $      4,531
   Adjustments  to  reconcile  net  income  to net cash  provided  by  operating activities:
     Depreciation and amortization.....................................................          2,423         2,442
     Changes in operating assets and liabilities:
       Accounts receivable.............................................................          3,949         2,853
       Inventories.....................................................................           (240)        1,672
       Other current assets............................................................         (1,418)       (1,174)
       Accounts payable, accrued salaries, employee benefits,
         and other accrued liabilities.................................................         (1,968)       (4,934)
       Deferred income.................................................................           (407)         (320)
                                                                                          ------------  ------------
     Net cash provided by operating activities.........................................          5,952         5,070
                                                                                          ------------  ------------
Investing activities:
   Purchases of property and equipment.................................................         (1,776)       (1,124)
   Purchases of short-term investments.................................................        (53,882)      (30,859)
   Sales of short-term investments ....................................................         46,388        31,131
   Other assets........................................................................           (125)         (660)
                                                                                          ------------  ------------
     Net cash used in investing activities.............................................         (9,395)       (1,512)
                                                                                          ------------  ------------
Financing activities:
   Sale of common stock................................................................          2,101         1,582
                                                                                          ------------  ------------
     Net cash provided by financing activities.........................................          2,101         1,582
                                                                                          ------------  ------------
   Net increase in cash and cash equivalents...........................................         (1,342)        5,140
   Cash and cash equivalents, beginning of period......................................          7,763         3,543
                                                                                          ------------  ------------
   Cash and cash equivalents, end of period............................................   $      6,421  $      8,683
                                                                                          ============  ============
Supplemental  disclosures of cash flows  information and non-cash  investing and financing activities:
   Cash paid for taxes.................................................................             45         3,059
   Conversion of preferred stock.......................................................             --        18,147

                                ACTEL CORPORATION

          Notes To Consolidated Condensed Interim Financial Statements
                     (unaudited unless otherwise indicated)

1.       Basis of Presentation and Summary of Significant Accounting Policies

         The accompanying unaudited consolidated condensed financial statements of Actel Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

         The interim financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 28, 1997.

         The results of operations for the three months ended March 29, 1998, are not necessarily indicative of results that may be expected for the entire year ending January 3, 1999.

2.       Recent Accounting Pronouncements

         As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS 130 had no impact on the Company's net income or shareholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. No amounts have been reported for other comprehensive income due to the immateriality of the amounts.

3.       Inventories

         Inventories consist of the following:

                                                                                            Mar. 29,      Dec. 28,
                                                                                              1998          1997
                                                                                          ------------  ------------
                                                                                                         (audited)
Inventories:
    Purchased parts and raw materials..................................................   $      2,294  $      3,681
    Work-in-process....................................................................          7,839         8,438
    Finished goods.....................................................................         10,579         8,353
                                                                                          ------------  ------------
                                                                                          $     20,712  $     20,472
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

4.       Earnings Per Share

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("SFAS 128"), which is applicable to all financial statements issued for periods ending after December 15, 1997. Under SFAS 128, the Company was required to change the method it has used to compute earnings per share and to restate all prior periods. The new requirements include a calculation of basic earnings per share, from which the dilutive effect of stock options, warrants, and convertible debt are excluded; and a calculation of diluted earnings per share, which does not differ from previously reported net income (loss) per share. The Company adopted the provisions of SFAS 128 beginning with the financial statements for the year ended December 31, 1997, and all share and per share data for prior periods have been adjusted retroactively to comply with the new requirement.

         The following table sets forth the computation of basic and diluted earnings per share:

                                                                                              Three Months Ended
                                                                                            Mar. 29,      Mar. 30,
                                                                                              1998          1997
                                                                                          ------------  ------------
                                                                                          (in thousands, except per
                                                                                                share amounts)
Basic:
Average common shares outstanding......................................................         21,163        18,636
Shares used in computing net income per share..........................................         21,163        18,636
                                                                                          ============  ============
Net income.............................................................................   $      3,613  $      4,531
                                                                                          ============  ============
Net income per share...................................................................   $       0.17  $       0.24
                                                                                          ============  ============

Diluted:
Average common shares outstanding......................................................         21,163        18,636
Net effect of dilutive stock options and convertible preferred stock - based on the
   treasury stock method...............................................................            701         3,446
                                                                                          ------------  ------------
Shares used in computing net income per share..........................................         21,864        22,082
                                                                                          ============  ============
Net income.............................................................................   $      3,613  $      4,531
                                                                                          ============  ============
Net income per share...................................................................   $       0.17  $       0.21
                                                                                          ============  ============

5.       Conversion of Preferred Stock

         On March 12, 1997, Texas Instruments Incorporated converted all of the outstanding shares of Series A Preferred Stock into 2,631,578 shares of Common Stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

         Net Revenues

         Net revenues for the first quarter of fiscal 1998 were $38.5 million, which represents an increase of 4% compared with the fourth quarter of 1997 and a decline of 3% compared with the first quarter of 1997. The Company derives its revenues primarily from the sale of field programmable gate arrays ("FPGAs").

         The sequential growth in quarterly net revenues resulted primarily from an increase of 3% in unit sales of FPGAs coupled with an increase of 1% in the overall selling price of FPGAs. Unit sales of the Company's new product families (defined as ACT 3, XL, DX, RH, and MX) increased sequentially, while unit sales of the Company's mature product families (defined as ACT 1 and ACT 2) was flat. The overall average selling price of the Company's new product families increased sequentially, while the overall average selling price of the mature product families declined.

         The year-to-year decline in quarterly net revenues resulted primarily from a decline of 13% in the overall average selling price of FPGAs, which was partially offset by an increase of 10% in FPGA unit sales. The overall average selling price of the Company's new and mature product families both declined year-to-year. Unit sales of the Company's new product families increased year-to-year, while unit sales of the mature product families declined.

         As is typical in the semiconductor industry, the average selling prices of the Company's products generally decline over the lives of such products. To increase revenues, the Company seeks to increase unit sales of existing products, principally by reducing prices, and to introduce and sell new products. There can be no assurance that these efforts will be successful.

         Gross Margin

         Gross margin for the first quarter of 1998 was 59.0% of net revenues, compared with 58.7% for both the fourth and first quarter of 1997. A large number of factors affect gross margins, many of which improved during the first quarter of 1998 and might be said to account for the sequential and year-over-year improvement in quarterly gross margin. The Company believes these were normal improvements made in the ordinary course of business, which were mostly offset by the normal manufacturing efficiencies and lower yields associated with the ramping of new products. More specifically, the Company has begun ramping production of its MX family of FPGAs, which had an adverse effect on gross margin during the first quarter of 1998.

         As is typical in the semiconductor industry, margins on the Company's products often decline as the average selling prices of such products decline. The Company seeks to offset margin erosion by reducing costs and by selling a higher percentage of new products, which tend to have higher margins than more mature products after satisfactory, sustainable yields are achieved. The Company seeks to reduce costs by improving wafer yields, negotiating price reductions with suppliers, increasing the level and efficiency of its testing and packaging operations, achieving economies of scale by means of higher production levels, and increasing the number of die produced per wafer by shrinking the die size of its products. There can be no assurance that these efforts will be successful. The ability of the Company to shrink the die size of its FPGAs is dependent on the availability of more advanced manufacturing processes. Because of the custom steps involved in manufacturing antifuse-based FPGAs, the Company typically obtains access to new manufacturing processes later than its competitors using standard manufacturing processes.

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

         Research and Development

         Research and development expenditures for the first quarter of 1998 were $7.3 million, or 19% of net revenues, compared with $6.8 million, or 18% of net revenues, for the fourth quarter of 1997 and $6.5 million, or 16% of net revenues, for the first quarter of 1997. Research and development expenditures for the first quarter of 1998 increased by 6% compared with the fourth quarter of 1997 and by 11% compared with the first quarter of 1997, primarily due to a heightened level of activity in support of new products. The Company currently intends to boost its research and development expenditures in support of new products. As a result, research and development expenditures may again increase as a percentage of net revenues.

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

         Selling, General, and Administrative

         Selling, general, and administrative expenses for the first quarter of 1998 were $10.6 million, or 27.5% of net revenues, compared with $10.3 million, or 27.9% of net revenues, for the fourth quarter of 1997 and $10.1 million, or 25% of net revenues, for the first quarter of 1997. Selling, general, and administrative expenses for first quarter of 1998 increased by 3% compared with the fourth quarter of 1997, but declined as a percentage of the Company's net revenues. Selling, general, and administrative expenses for the first quarter of 1998 increased by 4% compared with the first quarter of 1997, and increased as a percentage of the Company's net revenues. Selling, general, and administrative expenses for the first quarter of 1998 increased principally because of an increased level of sales and marketing activity in support of new products. The Company currently intends to continue increasing its sales and marketing expenditures in support of new products. In addition, the Company believes that its legal expenses will increase as a percentage of net revenues, principally because of an anticipated escalation in spending related to the Company's continuing litigation with QuickLogic Corporation. As a result, selling, general, and administrative expenditures may increase as a percentage of net revenues.

         Tax Provision

         The Company's effective tax rate for the three months ended March 29, 1998, was 33%. This rate is based on the estimated annual tax rate complying with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This rate differs from the federal statutory rate due primarily to state income taxes (net of federal benefit), the benefits of research and development credits and tax exempt income, and recognition of certain deferred tax assets subject to valuation allowances and R&D credits as of December 29, 1997.

         The Company's effective tax rate for the three months ended March 30, 1997, was 35.5%. This rate is higher than the effective tax for the three months ended March 29, 1998, primarily because of the reinstatement of research and development credits.

Liquidity and Capital Resources

         At the end of the first quarter of 1998, the Company's cash, cash equivalents, and short-term investments were $65.2 million, compared with $59.0 million at the beginning of fiscal 1998. The amount of cash, cash equivalents, and short-term investments increased principally because of cash provided by operations, including net income of $3.6 million and a reduction of $3.9 million in net accounts receivable.

         The Company believes that existing cash, cash equivalents, and short-term investments, together with cash from operations, will be sufficient to meet its cash requirements for fiscal 1998. A portion of available cash may be used for investment in or acquisition of complementary businesses, products, or technologies.

         The Company has a line of credit with a bank that provides for borrowings not to exceed $5,000,000. The agreement contains covenants that require the Company to maintain certain financial ratios and levels of net worth. As of May 12, 1998, the Company was in compliance with the covenants for the line of credit. Borrowings against the line of credit bear interest at the bank's prime rate. There were no borrowings against the line of credit at May 12, 1998. The line of credit, which expires in May 1999, may be terminated by either party upon not less than thirty days' prior written notice.

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

         The Company believes that the availability of adequate financial resources is a substantial competitive factor. To take advantage of opportunities as they arise, or to withstand adverse business conditions should they occur, it may become prudent or necessary for the Company to raise additional capital. The Company intends to continue monitoring the availability and cost of potential capital resources, including equity, debt, and off-balance sheet financing arrangements, and may consider raising additional capital on terms that are acceptable to the Company. There can be no assurance that additional capital will become available on acceptable terms.

Additional Quarterly Information

         The following table presents certain unaudited quarterly results for each of the eight quarters in the period ended March 29, 1998. In the opinion of management, all necessary adjustments (consisting only of normal recurring accruals) have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements of the Company and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 28, 1997. These quarterly operating results are not necessarily indicative of the results for any future period.


                                                                             Three Months Ended
                                         -------------------------------------------------------------------------------------------
                                          Mar. 29,   Dec. 28,   Sept. 28,   June 29,    Mar. 30,   Dec. 29,    Sept. 29   June 30,
                                            1998       1997        1997       1997        1997       1996        1996       1996
                                         ----------  ---------  ----------  ----------  ---------  ----------  ---------  ----------
                                                             (unaudited, in thousands except per share amounts)
Statements of Operations Data:
Net revenues..........................   $   38,465  $  37,012  $   38,220  $   40,823  $  39,803  $   39,027  $  38,014  $   36,694
Cost of revenue.......................       15,785     15,287      15,788      16,731     16,439      16,381     16,164      16,105
Gross profit..........................       22,680     21,725      22,432      24,092     23,364      22,646     21,850      20,589
                                         ----------  ---------  ----------  ----------  ---------  ----------  ---------  ----------
Research and development..............        7,250      6,816       6,641       6,461      6,547       5,855      6,417       5,650
Selling, general, and administrative..       10,581     10,313      10,355      10,394     10,131      10,651      9,854       9,582
                                         ----------  ---------  ----------  ----------  ---------  ----------  ---------  ----------
Income from operations................        4,849      4,596       5,436       7,237      6,686       6,140      5,579       5,357
Net income............................   $    3,613  $   3,382  $    3,921  $    4,934  $   4,531  $    4,153  $   3,905  $    3,606
Net income per share:
  Basic...............................   $     0.17  $    0.16  $     0.19  $     0.24  $    0.24  $     0.23  $    0.22  $     0.20
                                         ==========  =========  ==========  ==========  =========  ==========  =========  ==========
  Diluted.............................   $     0.17  $    0.16  $     0.18  $     0.23  $    0.21  $     0.19  $    0.18  $     0.17
                                         ==========  =========  ==========  ==========  =========  ==========  =========  ==========
Shares used in computing net income
per share:
  Basic...............................       21,163     21,032      20,956      20,834     18,636      17,971     17,890      17,761
                                         ==========  =========  ==========  ==========  =========  ==========  =========  ==========
  Diluted.............................       21,864     21,623      22,172      21,890     22,082      21,893     21,475      21,467
                                         ==========  =========  ==========  ==========  =========  ==========  =========  ==========

                                                                             Three Months Ended
                                         -------------------------------------------------------------------------------------------
                                          Mar. 29,   Dec. 28,   Sept. 28,   June 29,    Mar. 30,   Dec. 29,    Sept. 29   June 30,
                                            1998       1997        1997       1997        1997       1996        1996       1996
                                         ----------  ---------  ----------  ----------  ---------  ----------  ---------  ----------
As a Percentage of Net Revenues:
Net revenues..........................      100.0%      100.0%     100.0%      100.0%     100.0%      100.0%     100.0%      100.0%
Cost of revenues......................       41.0        41.3       41.3        41.0       41.3        42.0       42.5        43.9
                                         ----------  ---------  ----------  ----------  ---------  ----------  ---------  ----------
Gross margin..........................       59.0        58.7       58.7        59.0       58.7        58.0       57.5        56.1
Research and development..............       18.9        18.4       17.4        15.8       16.4        15.0       16.9        15.4
Selling, general, and administrative..       27.5        27.9       27.1        25.5       25.5        27.3       25.9        26.1
                                         ----------  ---------  ----------  ----------  ---------  ----------  ---------  ----------
Income from operations................       12.6        12.4       14.2        17.7       16.8        15.7       14.7        14.6
Net income............................        9.4         9.1       10.3        12.1       11.4        10.6       10.3         9.8

Year 2000 Compliance and Other Factors Affecting Future Operating Results

         Like most other companies, the year 2000 computer issue creates risk for the Company. If internal systems do not correctly recognize date information when the year changes to 2000, there could be an adverse impact on the Company's operations. The Company has initiated a comprehensive project to prepare its computer systems for the year 2000 and plans to have changes to critical systems completed by the first quarter of 1999 to allow time for testing. The Company is also assessing the capability of its products sold to customers over a period of years to handle the year 2000, but does not currently believe there are product issues. Management believes that the likelihood of a material adverse impact due to problems with internal systems or products sold to customers is remote and expects that the cost of these projects over the next two years will not have a material effect on the Company's financial position or overall trends in results of operations. The Company is also developing a plan to contact critical suppliers of products and services to determine that the suppliers' operations and the products and services they provide are year 2000 capable or to monitor their progress toward year 2000 capability. There can be no assurance that another company's failure to ensure year 2000 capability will not have an adverse effect on the Company.

         The Company's operating results are subject to general economic conditions and a variety of risks characteristic of the semiconductor industry (including booking and shipment uncertainties, wafer supply fluctuations, and price erosion) or specific to the Company, any of which could cause the Company's operating results to differ materially from past results. For a discussion of such risks, see "Risk Factors" in Part I of the Company's Annual Report on Form 10-K for 1997, which is incorporated herein by this reference.

                          PART II -- OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K.

         (a)   Exhibits

         The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

                  None

         (b)   Reports on Form 8-K

                  None


                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           ACTEL CORPORATION


Date: May 13, 1998                       /s/ Henry L. Perret
                        --------------------------------------------------------
                                           Henry L. Perret
                                      Vice President of Finance
                                     and Chief Financial Officer
                                   (as principal financial officer
                                    and on behalf of Registrant)