Form 10-Q
period 1998-06-28
ACTEL CORP
filed 1998-08-17
CIK 907687

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                     --------------------------------------

                                    FORM 10-Q

(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 28, 1998

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

    Number  of  shares  of  Common  Stock  outstanding  as  of  August 12, 1998:
21,510,513




                         PART I -- FINANCIAL INFORMATION

Item 1.       Financial Statements.

                                ACTEL CORPORATION

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
               (unaudited, in thousands except per share amounts)

                                                           Three Months Ended                  Six Months Ended
                                                ----------------------------------------  --------------------------
                                                  June 28,      June 29,      Mar. 29,      June 28,      June 29,
                                                    1998          1997          1998          1998          1997
                                                ------------  ------------  ------------  ------------  ------------

Net revenues................................    $     37,160  $     40,823  $     38,465  $     75,625  $     80,626
Costs and expenses:
   Cost of revenues.........................          14,815        16,731        15,785        30,600        33,170
   Research and development.................           7,527         6,461         7,250        14,777        13,008
   Selling, general, and administrative.....          10,392        10,394        10,581        20,973        20,525
                                                ------------  ------------  ------------  ------------  ------------
         Total costs and expenses...........          32,734        33,586        33,616        66,350        66,703
                                                ------------  ------------  ------------  ------------  ------------
Income from operations......................           4,426         7,237         4,849         9,275        13,923
Interest income and other, net..............             599           413           544         1,143           753
                                                ------------  ------------  ------------  ------------  ------------
Income before tax provision.................           5,025         7,650         5,393        10,418        14,676
Tax provision...............................           1,606         2,716         1,780         3,386         5,211
                                                ------------  ------------  ------------  ------------  ------------
Net income..................................    $      3,419  $      4,934  $      3,613  $      7,032  $      9,465
                                                ============  ============  ============  ============  ============

Net income per share:
   Basic....................................    $       0.16  $       0.24  $       0.17  $       0.33  $       0.48
                                                ============  ============  ============  ============  ============
   Diluted..................................    $       0.16  $       0.23  $       0.17  $       0.32  $       0.43
                                                ============  ============  ============  ============  ============

Shares used in computing net income per share:
   Basic....................................          21,288        20,834        21,163        21,225        19,747
                                                ============  ============  ============  ============  ============
   Diluted..................................          21,968        21,890        21,864        21,908        21,988
                                                ============  ============  ============  ============  ============

                                ACTEL CORPORATION

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (unaudited, in thousands)

                                                                                            June 28,      Dec. 28,
                                                                                              1998          1997
                                                                                          ------------  ------------
                                     ASSETS
Current assets:
   Cash and cash equivalents...........................................................   $      5,953  $      7,763
   Short-term investments..............................................................         67,020        51,272
   Accounts receivable, net............................................................         18,829        25,135
   Inventories, net....................................................................         24,628        20,472
   Deferred income taxes...............................................................         20,537        20,782
   Other current assets................................................................          2,850         1,839
                                                                                          ------------  ------------
         Total current assets..........................................................        139,817       127,263
Property and equipment, net............................................................         14,699        15,081
Investment in foundry..................................................................         10,680        10,680
Other assets...........................................................................          6,900         6,970
                                                                                          ------------  ------------
                                                                                          $    172,096  $    159,994
                                                                                          ============  ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable....................................................................   $     12,912  $     12,440
   Accrued salaries and employee benefits..............................................          3,779         4,718
   Other accrued liabilities...........................................................          5,714         2,898
   Deferred income.....................................................................         30,908        30,928
                                                                                          ------------  ------------
        Total current liabilities.....................................................         53,313        50,984

Shareholders' equity:
   Common stock........................................................................             21            21
   Additional paid-in capital..........................................................         88,723        85,965
   Accumulated earnings................................................................         30,039        23,024
                                                                                          ------------  ------------
         Total shareholders' equity....................................................        118,783       109,010
                                                                                          ------------  ------------
                                                                                          $    172,096  $    159,994
                                                                                          ============  ============

                                ACTEL CORPORATION

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                                                             Six Months Ended
                                                                                       -----------------------------
                                                                                          June 28,       June 29,
                                                                                            1998           1997
                                                                                       -------------   -------------
Operating activities:
   Net income......................................................................    $       7,032   $       9,465
   Adjustments  to  reconcile  net  income  to net cash  provided  by  operating activities:
     Depreciation and amortization.................................................            4,733           3,836
     Changes in operating assets and liabilities:
       Accounts receivable.........................................................            6,306           1,401
       Inventories.................................................................           (4,156)          3,937
       Other current assets........................................................           (1,010)           (344)
       Accounts payable and accrued liabilities....................................            2,331          (3,408)
       Deferred income.............................................................              (20)          1,464
       Deferred income taxes.......................................................              245              --
                                                                                       -------------   -------------
   Net cash provided by operating activities.......................................           15,461          16,351
                                                                                       -------------   -------------
Investing activities:
   Purchases of property and equipment.............................................           (3,913)         (2,952)
   Purchases of short-term investments.............................................          (77,940)        (41,306)
   Sales of short-term investments.................................................           62,192          43,450
   Other assets....................................................................             (368)             (8)
                                                                                       -------------   -------------
   Net cash used in investing activities...........................................          (20,029)           (816)
                                                                                       -------------   -------------
Financing activities:
   Sale of common stock............................................................            2,758           1,936
                                                                                       -------------   -------------
   Net cash provided by financing activities.......................................            2,758           1,936
                                                                                       -------------   -------------
Net increase (decrease) in cash and cash equivalents...............................           (1,810)         17,471
Cash and cash equivalents, beginning of period.....................................            7,763           3,543
                                                                                       -------------   -------------
Cash and cash equivalents, end of period...........................................    $       5,953   $      21,014
                                                                                       =============   =============
Supplemental  disclosures of cash flows  information and non-cash  investing and financing activities:
   Cash paid for taxes.............................................................              373   $       9,861
   Conversion of preferred stock...................................................               --          18,147

                                ACTEL CORPORATION

          Notes to Consolidated Condensed Interim Financial Statements
                                   (unaudited)

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

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

         The interim financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 28, 1997.

         The results of operations for the six months ended June 28, 1998, are not necessarily indicative of results that may be expected for the entire year ending January 3, 1999.

2.       Recent Accounting Pronouncements

         As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS 130 had no impact on the Company's net income or shareholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

         Total comprehensive income for the three- and six-month periods ended June 28, 1998 were $3,452,000 and $7,069,000, respectively. Total comprehensive income for the three- and six-month periods ended June 29, 1997 were $4,934,000 and $9,465,000, respectively.

         The American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting For the Costs of Computer Software Developed or Obtained For Internal Use" ("SOP 98-1") on March 4, 1998. SOP 98-1 provides guidelines for accounting for costs of computer software developed for internal use. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The adoption of SOP 98-1 is not expected to materially impact the Company's results of operations or financial position.

3.       Inventories

         Inventories consist of the following:

                                                                                            June 28,      Dec. 28,
                                                                                              1998          1997
                                                                                          ------------- -------------
Inventories:
   Purchased parts and raw materials...................................................   $      4,520  $      3,681
   Work-in-process.....................................................................          9,866         8,438
   Finished goods......................................................................         10,242         8,353
                                                                                          ------------- -------------
                                                                                          $     24,628  $     20,472
                                                                                          ============= =============

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

         The following table sets forth the computation of basic and diluted earnings per share:

                                                                  Three Months Ended           Six Months Ended
                                                              --------------------------  --------------------------
                                                                June 28,      June 29,      June 28,      June 29,
                                                                  1998          1997          1998          1997
                                                              ------------  ------------  ------------  ------------
Basic:
Average common shares outstanding.........................          21,288        20,834        21,225        19,747
Shares used in computing net income per share.............          21,288        20,834        21,225        19,747
                                                              ============  ============  ============  ============
Net income................................................    $      3,419  $      4,934  $      7,032  $      9,465
                                                              ============  ============  ============  ============
Net income per share......................................    $       0.16  $       0.24  $       0.33  $       0.48
                                                              ============  ============  ============  ============

Diluted:
Average common shares outstanding.........................          21,288        20,834        21,225        19,747
Net effect of dilutive stock options and convertible
   preferred stock - based on the treasury stock method...             680         1,056           683         2,241
                                                              ------------  ------------  ------------  ------------
Shares used in computing net income per share.............          21,968        21,890        21,908        21,988
                                                              ============  ============  ============  ============
Net income................................................    $      3,419  $      4,934  $      7,032  $      9,465
                                                              ============  ============  ============  ============
Net income per share......................................    $       0.16  $       0.23  $       0.32  $       0.43
                                                              ============  ============  ============  ============

5.       Conversion of Preferred Stock

         On March 12, 1997, Texas Instruments Incorporated converted all of the outstanding shares of Series A Preferred Stock into 2,631,578 shares of Common Stock.

6.       Pending Acquisition

         On May 12, 1998, the Company announced that it had signed a letter of intent to acquire AutoGate Logic, Inc. ("AGL") of Fremont, California. AGL is a software service company that offers a range of development tools, including place and route and timing analysis software. The letter of intent between the Company and AGL does not contain all matters upon which agreement must be reached in order for the proposed acquisition to be consummated. A binding commitment with respect to the proposed acquisition will result only from the execution and delivery by the Company and AGL of definitive agreements, which would include numerous conditions to closing. There can be no assurance that the Company and AGL will enter into definitive agreements or that the conditions to closing contained in such agreements will be satisfied or waived.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         This quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under the caption "Year 2000 Compliance and Other Factors Affecting Future Operating Results."

Results of Operations

         Net Revenues

         Net revenues for the second quarter of fiscal 1998 were $37.2 million, which represents a decline of 3% compared with the Company's net revenues for the first quarter of 1998 and a decline of 9% compared with the Company's net revenues for the second quarter of 1997. Net revenues for the first six months of fiscal 1998 were $75.6 million, which represents a decline of 6% compared with the Company's net revenue for the first six months of 1997.

         The decline in sequential quarterly net revenues resulted primarily from a 3% decline in the overall average selling price of field programmable gate arrays ("FPGAs"), while unit sales were flat. The overall average selling price of the Company's mature products was essentially flat sequentially, in contrast to the overall average selling price of the Company's new products, which declined due to proportionately greater sales of the Company's new MX family.

         The year-to-year decline in quarterly net revenues was driven by a 9% reduction in the overall average selling price of FPGAs, with units sales remaining flat. The decline in average selling prices was driven primarily by a change in the mix of military products sold.

         As is typical in the semiconductor industry, the average selling prices of the Company's products generally decline over the lives of such products. To increase revenues, the Company seeks to increase unit sales of existing products, principally by reducing prices, and to introduce and sell new products. No assurance can be given that these efforts will be successful.

         Gross Margin

         Gross margin for the second quarter of 1998 was 60.1% of net revenues, compared with 59.0% of net revenues for the first quarter of 1998 and 59.0% for the second quarter of 1997. Gross margin for the first six months of 1998 was 59.5% of net revenues, compared with 58.9% of net revenues for the first six months of 1997.

         The improved margin was the result of favorable foreign exchange variances on the Japanese yen, in which a significant number of the Company's wafer purchases are denominated; continued reductions in wafer costs at all foundries; and better overall utilization of the Company's manufacturing capacity. The 60.1% gross margin for the quarter was a record high for the Company.

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

         Research and Development

         Research and development expenditure for the second quarter of 1998 were $7.5 million, or 20% of net revenues, compared with $7.3 million, or 19% of net revenues, for the first quarter of 1998 and $6.5 million, or 16% of revenues, for the second quarter of 1997.

         Research and development expenditures for the first six months of 1998 were $14.7 million, or 20% of net revenues, compared with $13.0 million, or 16% of net revenues, for the first six months of 1997. Research and development expenditures for the first six months of 1998 increased by 14% compared with the first six months of 1997.

         The Company has boosted the level of its research and development expenditures over the last several quarters to accelerate the introduction of new products. Research and development expenditures for the second quarter and first six months of 1998 increased approximately in line with the Company's expectations. The increased spending, coupled with a decline in net revenues, resulted in research and development expenditures increasing as a percentage of net revenues sequentially and year-to-year.

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

         Selling, General, and Administrative

         Selling, general, and administrative expenses for the second quarter of 1998 were $10.4 million, or 28% of net revenues, compared with $10.6 million, or 28% of net revenues, for the first quarter of 1998 and $10.4 million, or 25% of net revenues, for the second quarter of 1997. Selling, general, and administrative expenses for the first six months of 1998 were 21.0 million, or 28% of net revenues, compared with $20.5 million, or 25% of net revenues, for the first six months of 1997.

         Selling, general, and administrative expenses for the second quarter and first six months of 1998 were approximately in line with the Company's expectations, declining by $0.2 million compared with the first quarter of 1998 and increasing by $0.5 million compared with the first six months of 1997. Selling, general, and administrative expenditures increasing as a percentage of net revenues sequentially, as well as year-to-year, because of the decline in net revenues.

         Tax Provision

         The Company's effective tax rate for the three months and six months ended June 28, 1998, was 32.0% and 32.5%, respectively. This rate is based on the estimated annual tax rate complying with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This rate differs from the federal statutory rate due primarily to state income taxes (net of federal benefit), the benefits of research and development credits and tax exempt income, and recognition of certain deferred tax assets subject to valuation allowances as of December 29, 1997.

Liquidity and Capital Resources

         At the end of the second quarter of 1998, the Company's cash, cash equivalents, and short-term investments were $73.0 million, compared with $59.0 million at the beginning of fiscal 1998. The amount of cash, cash equivalents, and short-term investments increased principally because of cash provided by operations.

         The Company believes that existing cash, cash equivalents, and short-term investments, together with cash from operations, will be sufficient to meet its cash requirements for the next 12 months. A portion of available cash may be used for investment in or acquisition of complementary businesses, products, or technologies.

         The Company has a line of credit with a bank that provides for borrowings not to exceed $5,000,000. The agreement contains covenants that require the Company to maintain certain financial ratios and levels of net worth. As of June 28, 1998, the Company was in compliance with the covenants for the line of credit. Borrowings against the line of credit bear interest at the bank's prime rate. There were no borrowings against the line of credit at June 28, 1998. The line of credit, which expires in May 1999, may be terminated by either party upon not less than thirty days' prior written notice.

         The Company currently has no material financial obligations to its current wafer suppliers. However, wafer manufacturers are increasingly demanding financial support from customers in the form of equity investments and advance purchase price deposits, which in some cases are substantial. If the Company requires additional capacity, it may be required to incur significant expenditures to secure such capacity.

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

Additional Quarterly Information

         The following table presents certain unaudited quarterly results for each of the eight quarters in the period ended June 28, 1998. In the opinion of management, all necessary adjustments (consisting only of normal recurring accruals) have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements of the Company and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 28, 1997. These quarterly operating results are not necessarily indicative of the results for any future period.

                                                                             Three Months Ended
                                         -------------------------------------------------------------------------------------------
                                           Jun 28,    Mar. 29,    Dec. 28,   Sept. 28,   June 29,   Mar. 30,    Dec. 29,   Sept. 29,
                                            1998        1998        1997       1997        1997       1997        1996       1996
                                         ----------   ---------  ---------   ---------   --------   ---------  ---------   ---------
                                                             (unaudited, in thousands except per share amounts)
Statement of Operations Data:
Net revenues..........................   $    7,160   $  38,465  $  37,012   $  38,220   $ 40,823   $  39,803  $  39,027   $  38,014
Cost of revenues......................       14,815      15,785     15,287      15,788     16,731      16,439     16,381      16,164
                                         ----------   ---------  ---------   ---------   --------   ---------  ---------   ---------
Gross profit..........................       22,345      22,680     21,725      22,432     24,092      23,364     22,646      21,850
Research and development..............        7,527       7,250      6,816       6,641      6,461       6,547      5,855       6,417
Selling, general, and administrative..       10,392      10,581     10,313      10,355     10,394      10,131     10,651       9,854
                                         ----------   ---------  ---------   ---------   --------   ---------  ---------   ---------
Income from operations................        4,426       4,849      4,596       5,436      7,237       6,686      6,140       5,579
Net income............................   $    3,419   $   3,613  $   3,382   $   3,921   $  4,934   $   4,531  $   4,153   $   3,905
Net income per share:
  Basic...............................   $     0.16   $    0.17  $    0.16        0.19   $   0.24   $    0.24  $    0.23   $    0.22
                                         ===========  =========  =========   =========   ========   =========  =========   =========
  Diluted.............................   $     0.16   $    0.17  $    0.16   $    0.18   $   0.23   $    0.21  $    0.19   $    0.18
                                         ===========  =========  =========   =========   ========   =========  =========   =========
Shares used in computing net income per share:
  Basic...............................       21,288      21,163     21,032      20,956     20,834      18,636     17,971      17,890
                                         ===========  =========  =========   =========   ========   =========  =========   =========
  Diluted.............................       21,968      21,864     21,623      22,172     21,890      22,082     21,893      21,475
                                         ===========  =========  =========   =========   ========   =========  =========   =========

                                                                             Three Months Ended
                                         -------------------------------------------------------------------------------------------
                                           Jun 28,    Mar. 29,    Dec. 28,   Sept. 28,   June 29,   Mar. 30,    Dec. 29,   Sept. 29,
                                            1998        1998        1997       1997        1997       1997        1996       1996
                                         ----------   ---------  ---------   ---------   --------   ---------  ---------   ---------
As a Percentage of Net Revenues:
Net revenues..........................      100.0%      100.0%     100.0%      100.0%     100.0%      100.0%     100.0%      100.0%
Cost of revenues......................       39.9        41.0       41.3        41.3       41.0        41.3       42.0        42.5
                                         ----------   ---------  ---------   ---------   --------   ---------  ---------   ---------
Gross margin..........................       60.1        59.0       58.7        58.7       59.0        58.7       58.0        57.5
Research and development..............       20.3        18.9       18.4        17.4       15.8        16.4       15.0        16.9
Selling, general, and administrative..       28.0        27.5       27.9        27.1       25.5        25.5       27.3        25.9
                                         ----------   ---------  ---------   ---------   --------   ---------  ---------   ---------
Income from operations................       11.9        12.6       12.4        14.2       17.7        16.8       15.7        14.7
Net income............................        9.2         9.4        9.1        10.3       12.1        11.4       10.6        10.3

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

                          PART II -- OTHER INFORMATION

Item 3.       Changes in Securities and Use of Proceeds

              Recent Sales of Unregistered Securities

         On  March  30,  1998,  the  Company  and  Crosspoint  Solutions,   Inc.
("Crosspoint") entered into a Patent Sale and Purchase Agreement (the "Agreement"), pursuant to which the Company purchased from Crosspoint its patents and patent applications in consideration of 25,000 shares of the Company's Common Stock (the "Shares"). On the same day, Crosspoint assigned its right to receive the Shares to ASCII of America, Inc. ("AOA"). The Shares issued and delivered to AOA, as assignee of Crosspoint, are exempt from registration pursuant to Section 4(2) of the Securities Act, based on the fact that the Shares were sold to an accredited investor who had access to financial and other relevant data concerning the Company.

Item 4.       Submission of Matters to a Vote of Security Holders.

         At the Annual Meeting of Shareholders of the Company held on May 22, 1998, at the principal executive offices of the Company, the Company's shareholders (i) elected directors to serve until the next Annual Meeting of Shareholders and until their successors are elected; (ii) approved amendments to the Company's Articles of Incorporation increasing the number of authorized shares of Common Stock by 25,000,000; (iii) approved amendments to the Company's 1993 Employee Stock Purchase Plan ("ESPP") increasing the number of shares of Common Stock reserved for issuance under the ESPP by 1,869,680; and (iv) approved amendments to the Company's 1993 Directors' Stock Option Plan ("Director Plan") increasing the number of shares of Common Stock reserved for issuance under the Director Plan (a) in 1998 by 30,000, bringing the total number of shares available for issuance under the Director Plan to 100,000, and
(b) on the first day of each subsequent fiscal year during the term of the Director Plan by (x) 100,000 less (y) the number of shares available for issuance under the Director Plan on the last day of the immediately preceding fiscal year; and (v) ratified the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending January 3, 1999.

         The vote for nominated directors was as follows:

             Nominee                          For                      Withheld                Broker Nonvotes
--------------------------------  ---------------------------  -------------------------  -------------------------
John C. East....................           12,666,537                   143,038                       0
Jos C. Henkens..................           12,674,936                   134,639                       0
Jacob S. Jacobsson..............           12,673,437                   136,138                       0
Frederic N. Schwettmann.........           12,670,054                   139,521                       0
Robert G. Spencer...............           12,675,037                   134,538                       0

       The vote on the amendments to the Company's Articles of Incorporation increasing the number of authorized shares of Common Stock by 25,000,000, bringing the total number of authorized shares of capital stock to 60,000,000, was as follows:

            For                         Against                       Abstain                  Broker Nonvotes
--------------------------------  ---------------------------  -------------------------  -------------------------
         12,274,863                     471,551                       63,161                          0

         The vote on the amendments to the ESPP increasing the number of shares of Common Stock reserved for issuance under the ESPP by 1,869,680, bringing the total number of shares of Common Stock reserved for issuance under the ESPP to 3,019,680, was as follows:

            For                         Against                       Abstain                  Broker Nonvotes
--------------------------------  ---------------------------  -------------------------  -------------------------
         6,184,359                      458,214                       79,136                      6,087,866

         The vote on the amendments to the Directors' Plan increasing the number of shares of Common Stock reserved for issuance under the Director Plan (i) in 1998 by 30,000, bringing the total number of shares reserved for issuance under the Director Plan to 230,000, and (ii) on the first day of each subsequent fiscal year during the term of the Director Plan by (x) 100,000 less (y) the number of shares available for issuance under the Director Plan on the last day of the immediately preceding fiscal year, was as follows:

            For                         Against                       Abstain                  Broker Nonvotes
--------------------------------  ---------------------------  -------------------------  -------------------------
         5,469,691                     1,160,608                      91,410                      6,087,866

         The vote on ratifying the appointment of Ernst & Young LLP was as follows:

            For                         Against                       Abstain                  Broker Nonvotes
--------------------------------  ---------------------------  -------------------------  -------------------------
         12,747,033                      18,915                       43,627                          0

         The Annual Meeting of Shareholders was adjourned until July 6, 1998, at which time the Company's shareholders approved a proposed change in the Company's state of incorporation from California to Nevada. The vote on the proposed reincorporation into Nevada was as follows:

            For                         Against                       Abstain                  Broker Nonvotes
--------------------------------  ---------------------------  -------------------------  -------------------------
         11,152,229                    2,289,481                      64,910                      4,998,496

Item 6.       Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  None

         (b)      Reports on Form 8-K

                  None

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           ACTEL CORPORATION


Date: August 12, 1998                    /s/ Henry L. Perret
                        --------------------------------------------------------
                                           Henry L. Perret
                                      Vice President of Finance
                                     and Chief Financial Officer
                                   (as principal financial officer
                                    and on behalf of Registrant)