Form 10-Q
period 1998-10-04
ACTEL CORP
filed 1998-11-18
CIK 907687

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                     --------------------------------------

                                    FORM 10-Q

(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended October 4, 1998

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

     Number of shares of Common  Stock  outstanding  as of  November  17,  1998:
20,943,744




                         PART I -- FINANCIAL INFORMATION

Item 1.       Financial Statements.

                                ACTEL CORPORATION

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
               (unaudited, in thousands except per share amounts)

                                                           Three Months Ended                 Nine Months Ended
                                                ----------------------------------------  --------------------------
                                                  Oct. 4,      Sept. 28,      June 28,      Oct. 4,      Sept. 28,
                                                    1998          1997          1998          1998          1997
                                                ------------  ------------  ------------  ------------  ------------

Net revenues................................    $     38,628  $     38,220  $     37,160  $    114,253  $    118,846
Costs and expenses:
   Cost of revenues.........................          15,245        15,788        14,815        45,845        48,957
   Research and development.................           7,960         6,641         7,527        22,737        19,649
   Selling, general, and administrative.....          10,411        10,355        10,392        31,384        30,881
                                                ------------  ------------  ------------  ------------  ------------
         Total costs and expenses...........          33,616        32,784        32,734        99,966        99,487
                                                ------------  ------------  ------------  ------------  ------------
Income from operations......................           5,012         5,436         4,426        14,287        19,359
Interest income and other, net..............             672           559           599         1,815         1,312
                                                ------------  ------------  ------------  ------------  ------------
Income before tax provision.................           5,684         5,995         5,025        16,102        20,671
Tax provision...............................           1,847         2,074         1,606         5,233         7,285
                                                ------------  ------------  ------------  ------------  ------------
Net income..................................    $      3,837  $      3,921  $      3,419  $     10,869  $     13,386
                                                ============  ============  ============  ============  ============
Net income per share:
   Basic....................................    $       0.18  $       0.19  $       0.16  $       0.51  $       0.66
                                                ============  ============  ============  ============  ============
   Diluted..................................    $       0.18  $       0.18  $       0.16  $       0.50  $       0.61
                                                ============  ============  ============  ============  ============
Shares used in computing net income per share:
   Basic....................................          21,449        20,956        21,288        21,304        20,150
                                                ============  ============  ============  ============  ============
   Diluted..................................          21,724        22,172        21,968        21,876        22,050
                                                ============  ============  ============  ============  ============

                                ACTEL CORPORATION

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (unaudited, in thousands)

                                                                                            Oct. 4,       Dec. 28,
                                                                                              1998          1997
                                                                                          ------------  ------------
                                     ASSETS
Current assets:
   Cash and cash equivalents...........................................................   $      7,036  $      7,763
   Short-term investments..............................................................         57,251        51,272
   Accounts receivable, net............................................................         22,620        25,135
   Inventories, net....................................................................         24,740        20,472
   Deferred income taxes...............................................................         19,817        20,782
   Other current assets................................................................          2,712         1,839
                                                                                          ------------  ------------
         Total current assets..........................................................        134,176       127,263
Property and equipment, net............................................................         14,375        15,081
Investment in foundry..................................................................         10,680        10,680
Other assets...........................................................................         17,056         6,970
                                                                                          ------------  ------------
                                                                                          $    176,287  $    159,994
                                                                                          ============  ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable....................................................................   $     10,292  $     12,440
   Accrued salaries and employee benefits..............................................          3,623         4,718
   Other accrued liabilities...........................................................          6,638         2,898
   Deferred income.....................................................................         31,613        30,928
                                                                                          ------------  ------------
         Total current liabilities.....................................................         52,166        50,984

Shareholders' equity:
   Common stock........................................................................             22            21
   Additional paid-in capital..........................................................         91,132        85,965
   Accumulated earnings................................................................         33,843        23,024
   Treasury stock, at cost.............................................................           (876)            0
                                                                                          ------------  ------------
         Total shareholders' equity....................................................        124,121       109,010
                                                                                          ------------  ------------
                                                                                          $    176,287  $    159,994
                                                                                          ============  ============

                                ACTEL CORPORATION

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                                                              Nine Months Ended
                                                                                          --------------------------
                                                                                            Oct. 4,      Sept. 28,
                                                                                             1998           1997
                                                                                          ------------  ------------
Operating activities:
   Net income                                                                             $     10,869  $     13,386
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization.....................................................          5,690         5,926
     Changes in operating assets and liabilities:
       Accounts receivable.............................................................          2,515         7,954
       Inventories.....................................................................         (4,268)        3,777
       Other current assets............................................................           (873)         (834)
       Accounts payable and accrued liabilities........................................            497        (5,366)
       Deferred income.................................................................            685           980
       Deferred income taxes...........................................................            965          (144)
                                                                                          ------------  ------------
   Net cash provided by operating activities...........................................         16,080        25,679
                                                                                          ------------  ------------
Investing activities:
   Purchases of property and equipment.................................................         (4,289)       (4,696)
   Purchases of short-term investments.................................................       (116,383)      (89,548)
   Sales of short-term investments.....................................................        110,495        71,285
   Other assets........................................................................        (10,781)          (21)
                                                                                          ------------  ------------
   Net cash used in investing activities...............................................        (20,958)      (22,980)
                                                                                          ------------  ------------
Financing activities:
   Sale of common stock................................................................          5,027         3,752
   Purchases of treasury stock.........................................................           (876)            0
                                                                                          ------------  ------------
   Net cash provided by financing activities...........................................          4,151         3,752
                                                                                          ------------  ------------
Net increase (decrease) in cash and cash equivalents...................................           (727)        6,451
Cash and cash equivalents, beginning of period.........................................          7,763         3,543
                                                                                          ------------  ------------
Cash and cash equivalents, end of period...............................................   $      7,036  $      9,994
                                                                                          ============  ============
Supplemental  disclosures of cash flows  information and non-cash  investing and financing activities:
   Cash paid for taxes.................................................................   $        745  $     12,460
   Conversion of preferred stock.......................................................             --        18,147

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

         The results of operations for the nine months ended October 4, 1998, are not necessarily indicative of results that may be expected for the entire year ending January 3, 1999.

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

         Total comprehensive income for the three- and nine-month periods ended October 4, 1998 were $3,886,000 and $10,931,000, respectively. Total comprehensive income for the three- and nine-month periods ended September 28, 1997 were $3,921,000 and $13,386,000, respectively.

         The American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting For the Costs of Computer Software Developed or Obtained For Internal Use" ("SOP 98-1"), on March 4, 1998. SOP 98-1 provides guidelines for accounting for costs of computer software developed for internal use. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The adoption of SOP 98-1 is not expected to materially impact the Company's results of operations or financial position.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is required to be adopted in years beginning after June 15, 1999. The Company is currently evaluating the impact adoption of SFAS 133 will have on future earnings.

3.       Inventories

         Inventories consist of the following:

                                                                                            Oct. 4,       Dec. 28,
                                                                                              1998          1997
                                                                                          ------------  ------------
Inventories:
   Purchased parts and raw materials...................................................   $      2,779  $      3,681
   Work-in-process.....................................................................         11,703         8,438
   Finished goods......................................................................         10,258         8,353
                                                                                          ------------  ------------
                                                                                          $     24,740  $     20,472
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

4.       Earnings Per Share

         The Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), beginning with the financial statements for the year ended December 31, 1997, and all share and per share data for prior periods have been adjusted retroactively to comply with SFAS 128.

         The following table sets forth the computation of basic and diluted earnings per share:

                                                                  Three Months Ended          Nine Months Ended
                                                              --------------------------  --------------------------
                                                                 Oct. 4,     Sept. 28,       Oct. 4,     Sept. 28,
                                                                  1998          1997          1998          1997
                                                              ------------  ------------  ------------  ------------

Basic:
Average common shares outstanding.........................          21,449        20,956        21,304        20,150
Shares used in computing net income per share.............          21,449        20,956        21,304        20,150
                                                              ============  ============  ============  ============
Net income................................................    $      3,837  $      3,921  $     10,869  $     13,386
                                                              ============  ============  ============  ============
Net income per share......................................    $       0.18  $       0.19  $       0.51  $       0.66
                                                              ============  ============  ============  ============

Diluted:
Average common shares outstanding.........................          21,449        20,956        21,304        20,150
Net effect of dilutive stock options and convertible
   preferred stock - based on the treasury stock method...             275         1,216           572         1,900
                                                              ------------  ------------  ------------  ------------
Shares used in computing net income per share.............          21,724        22,172        21,876        22,050
                                                              ============  ============  ============  ============
Net income................................................    $      3,837  $      3,921  $     10,869  $     13,386
                                                              ============  ============  ============  ============
Net income per share......................................    $       0.18  $       0.18  $       0.50  $       0.61
                                                              ============  ============  ============  ============

5.       AGL

         On May 12, 1998, the Company announced that it had signed a letter of intent to acquire AutoGate Logic, Inc. ("AGL") of Fremont, California. AGL is a software service company that offers a range of development tools, including place and route and timing analysis software. The Company believes that it will consummate its acquisition of AGL in the fourth quarter of 1998, which may result in a one-time write-off of in-process research and development and the booking of additional goodwill. However, there can be no assurance that the Company and AGL will enter into definitive agreements or that the conditions to closing contained in such agreements will be satisfied or waived.

6.       GateField

         During the third quarter, the Company purchased the Design Services Business of GateField Corporation ("GateField") in a strategic move to position the Company as a solution provider of reprogrammable ASIC systems. See Exhibit
10.1. In addition, the Company acquired the exclusive right to market and sell GateField's Standard ProASIC(TM) products in process geometries of 0.25 micron and smaller, which are currently under development, as part of the Company's product line. The Company also acquired an equity stake in GateField, purchasing 300,000 shares of Series C Preferred Stock, which are convertible at the Company's discretion into 2,000,000 shares of GateField Common Stock. In total, the Company paid approximately $10 million to GateField. The Company obtained from an independent third party an asset valuation analysis, which was based on management's assumption that GateField will be able to successfully develop the technologies and products licensed to the Company and management's expectations regarding the future market demand for those products. The assets will be amortized over their expected useful life, which range from 5 to 7 years.

7.       Fiscal Quarter

         Beginning with the fiscal quarter ended October 4, 1998, the Company's fiscal quarters will end on the first Sunday in January, April, July, and October, instead of the Sunday closest to the last day of December, March, June, and September. As a result of this change, the third quarter was a fourteen week quarter rather than a normal thirteen week quarter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         This quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under the caption "Year 2000 Risks and Other Factors Affecting Future Operating Results."

Results of Operations

         Net Revenues

         Net revenues for the third quarter of fiscal 1998 were $38.6 million, which represents an increase of 4% compared with the Company's net revenues for the second quarter of 1998 and an increase of 1% compared with the Company's net revenues for the third quarter of 1997. Net revenues for the first nine months of fiscal 1998 were $114.3 million, which represents a decline of 4% compared with the Company's net revenue for the first nine months of 1997.

         The increase in sequential quarterly net revenues resulted primarily from a 5% increase in unit sales of field programmable gate arrays ("FPGAs"), while the overall average selling price (ASP) declined by 4%. The ASP on commercial products was down about 1% and the ASP on space and military products was also down as the mix changed to include a higher percentage of the lower gate count RH1020 device.

         The year-to-year increase in quarterly net revenues was driven by an increase of 19% in unit shipments, which was offset by a decline in the ASP of 17%. The decline in the ASP was driven by a higher percentage of shipments of MX product, coupled with normal average selling price erosion.

         As is typical in the semiconductor industry, the average selling prices of the Company's products generally decline over the lives of such products. To increase revenues, the Company seeks to increase unit sales of existing products, principally by reducing prices, and to introduce and sell new products. No assurance can be given that these efforts will be successful.

         Gross Margin

         Gross margin for the third quarter of 1998 was a record 60.5% of net revenues, compared with 60.1% of net revenues for the second quarter of 1998 and 58.7% for the third quarter of 1997. Gross margin for the first nine months of 1998 was 59.9% of net revenues, compared with 58.8% of net revenues for the first nine months of 1997.

         The improved margin was driven by a number of items: continued reduction of wafer costs at all foundries; improved sort yields, especially on newer products; better utilization of manufacturing capacity; and favorable foreign exchange transactions.

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

         Research and Development

         Research and development expenditures for the third quarter of 1998 were $8.0 million, or 21% of net revenues, compared with $7.5 million, or 20% of net revenues, for the second quarter of 1998 and $6.6 million, or 17% of revenues, for the third quarter of 1997.

         Research and development expenditures for the first nine months of 1998 were $22.7 million, or 20% of net revenues, compared with $19.6 million, or 17% of net revenues, for the first nine months of 1997. Research and development expenditures for the first nine months of 1998 increased by 16% compared with the first nine months of 1997.

         The Company has boosted the level of its research and development expenditures over the last several quarters to accelerate the introduction of new products. Research and development expenditures for the third quarter and first nine months of 1998 increased approximately in line with the Company's expectations.

         The Company's research and development consists of circuit design, software development, and process technology activities. The Company believes that continued substantial investment in research and development is critical to maintaining a strong technological position in the industry and, therefore, expects to continue increasing its research and development expenditures.

         Selling, General, and Administrative

         Selling, general, and administrative expenses for the third quarter of 1998 were $10.4 million, or 27% of net revenues, compared with $10.4 million, or 28% of net revenues, for the second quarter of 1998 and $10.4 million, or 27% of net revenues, for the third quarter of 1997. Selling, general, and administrative expenses for the first nine months of 1998 were 31.4 million, or 27% of net revenues, compared with $30.9 million, or 26% of net revenues, for the first nine months of 1997.

         Selling, general, and administrative expenses for the third quarter and first nine months of 1998 were approximately in line with the Company's expectations, remaining flat compared with the second quarter of 1998 and increasing by $0.5 million compared with the first nine months of 1997.

         Tax Provision

         The Company's effective tax rate for the nine months ended October 4, 1998, was 32.5%. This rate is based on the estimated annual tax rate complying with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This rate differs from the federal statutory rate due primarily to state income taxes (net of federal benefit), the benefits of research and development credits and tax exempt income, and recognition of certain deferred tax assets subject to valuation allowances as of December 29, 1997.

Liquidity and Capital Resources

         At the end of the third quarter of 1998, the Company's cash, cash equivalents, and short-term investments were $64.3 million, compared with $59.0 million at the beginning of fiscal 1998. The amount of cash, cash equivalents, and short-term investments increased principally because of cash provided by operations.

         The Company believes that existing cash, cash equivalents, and short-term investments, together with cash from operations, will be sufficient to meet its cash requirements for the foreseeable future. A portion of available cash may be used for investment in or acquisition of complementary businesses, products, or technologies.

         The Company has a line of credit with a bank that provides for borrowings not to exceed $5,000,000. The agreement contains covenants that require the Company to maintain certain financial ratios and levels of net worth. As of October 4, 1998, the Company was in compliance with the covenants for the line of credit. Borrowings against the line of credit bear interest at the bank's prime rate. There were no borrowings against the line of credit at October 4, 1998. The line of credit, which expires in May 1999, may be terminated by either party upon not less than thirty days' prior written notice.

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

Additional Quarterly Information

         The following table presents certain unaudited quarterly results for each of the eight quarters in the period ended October 4, 1998. In the opinion of management, all necessary adjustments (consisting only of normal recurring accruals) have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements of the Company and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 28, 1997. These quarterly operating results are not necessarily indicative of the results for any future period.

                                                                             Three Months Ended
                                         ------------------------------------------------------------------------------------------
                                          Oct. 4,     Jun 28,    Mar. 29,   Dec. 28,   Sept. 28,   June 29,    Mar. 30,   Dec. 29,
                                            1998       1998        1998       1997        1997       1997        1997       1996
                                         ---------   ---------  ---------   ---------  ---------   ---------  ---------   ---------
                                                             (unaudited, in thousands except per share amounts)
Statement of Operations Data:
Net revenues..........................   $  38,628   $  37,160  $  38,465   $  37,012  $  38,220   $  40,823  $  39,803   $  39,027
Cost of revenues......................      15,245      14,815     15,785      15,287     15,788      16,731     16,439      16,381
                                         ---------   ---------  ---------   ---------  ---------   ---------  ---------   ---------
Gross profit..........................      23,383      22,345     22,680      21,725     22,432      24,092     23,364      22,646
Research and development..............       7,960       7,527      7,250       6,816      6,641       6,461      6,547       5,855
Selling, general, and administrative..      10,411      10,392     10,581      10,313     10,355      10,394     10,131      10,651
                                         ---------   ---------  ---------   ---------  ---------   ---------  ---------   ---------
Income from operations................       5,012       4,426      4,849       4,596      5,436       7,237      6,686       6,140
Net income............................   $   3,837   $   3,419  $   3,613   $   3,382  $   3,921   $   4,934  $   4,531   $   4,153
Net income per share:
  Basic...............................   $    0.18   $    0.16  $    0.17   $    0.16       0.19   $    0.24  $    0.24   $    0.23
                                         =========   =========  =========   =========  =========   =========  =========   =========
  Diluted.............................   $    0.18   $    0.16  $    0.17   $    0.16  $    0.18   $    0.23  $    0.21   $    0.19
                                         =========   =========  =========   =========  =========   =========  =========   =========
Shares used in computing net income
per share:
  Basic...............................      21,449      21,288     21,163      21,032     20,956      20,834     18,636      17,971
                                         =========   =========  =========   =========  =========   =========  =========   =========
  Diluted.............................      21,724      21,968     21,864      21,623     22,172      21,890     22,082      21,893
                                         =========   =========  =========   =========  =========   =========  =========   =========

                                                                             Three Months Ended
                                         ------------------------------------------------------------------------------------------
                                          Oct. 4,     Jun 28,    Mar. 29,   Dec. 28,   Sept. 28,   June 29,    Mar. 30,   Dec. 29,
                                            1998       1998        1998       1997        1997       1997        1997       1996
                                         ---------   ---------  ---------   ---------  ---------   ---------  ---------   ---------
As a Percentage of Net Revenues:
Net revenues..........................      100.0%      100.0%     100.0%      100.0%     100.0%      100.0%     100.0%      100.0%
Cost of revenues......................       39.5        39.9       41.0        41.3       41.3        41.0       41.3        42.0
                                         ---------   ---------  ---------   ---------  ---------   ---------  ---------   ---------
Gross margin..........................       60.5        60.1       59.0        58.7       58.7        59.0       58.7        58.0
Research and development..............       20.6        20.3       18.9        18.4       17.4        15.8       16.4        15.0
Selling, general, and administrative..       27.0        28.0       27.5        27.9       27.1        25.5       25.5        27.3
                                         ---------   ---------  ---------   ---------  ---------   ---------  ---------   ---------
Income from operations................       13.0        11.9       12.6        12.4       14.2        17.7       16.8        15.7
Net income............................        9.9         9.2        9.4         9.1       10.3        12.1       11.4        10.6

Year 2000 Risks

         The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000.

         Based on recent assessments, the Company determined that it would be required to upgrade, modify, and/or replace portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 issue could have a materially adverse impact on the operations of the Company.

         The Company's plan to resolve the Year 2000 issue involves the following four phases: inventory, assessment, remediation, and testing/implementation. Both information technology ("IT") and non-information technology ("Non-IT") systems will be addressed. To date, the Company has fully completed its assessment of mission-critical business systems that could be significantly affected by the Year 2000. The completed assessment indicated that most of the Company's significant IT systems could be affected, particularly the order entry, general ledger, billing, and inventory systems. Assessment of the risk involved with non-IT systems is still in progress. Affected systems include testers and bar-code devices used in various aspects of the manufacturing and shipping process.

         Based on a review of its product lines (FPGA devices and programming software and hardware), the Company has determined that most of the products it has sold and will continue to sell do not require remediation to be Year 2000 compliant. Accordingly, the Company does not believe that the Year 2000 presents a material exposure as it relates to the Company's products. In addition, the Company has gathered information about the Year 2000 compliance status of its significant suppliers and subcontractors and continues to monitor their compliance.

         With respect to its IT exposure, to date the Company is 35% complete on the remediation phase of its ERP systems and expects to complete software reprogramming and replacement no later than the end of first quarter of 1999. Once software is reprogrammed or replaced for a system, the Company begins testing and implementation. These phases run concurrently for different systems. The Company plans to have all IT systems fully tested and implemented by June 30, 1999, with 100% completion targeted for September 30, 1999.

         The remediation of Non-IT solutions is significantly more difficult than remediation of IT systems due to the dependency on manufacturers for information on the Year 2000 compliance status of the various components and products. As such, the Company is still in the inventory/assessment phase. The Company expects to complete its remediation of Non-IT systems by March 31, 1999. Testing and implementation of affected equipment is expected to be 80% complete by June 30, 1999.

         The Company has queried its significant suppliers and subcontractors that do not share information systems with the Company ("External Agents"). To date, the Company is not aware of any External Agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that External Agents will be Year 2000 ready. The inability of External Agents to complete their Year 2000 resolution process in a timely fashion could materially and adversely impact the Company. The effect of non-compliance by External Agents is not determinable.

         The Company will utilize both internal and external resources to reprogram, or replace, test, and implement the software and embedded systems for Year 2000 modifications. To date, the Company has incurred less than $0.5 million on efforts directed solely at Year 2000 compliance. The total cost of the Year 2000 project is not expected to exceed $2.0 million and is being funded through operating cash flows.

         Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. The Company believes that it is more likely to experience Year 2000 problems with the systems of key suppliers rather than with the Company's internal systems or products. The Company's Year 2000 program includes efforts to assess the Year 2000 compliance of its key suppliers.

         The Company currently has no contingency plans in place in the event it does not complete all phases of the Year 2000 program. The Company intends to develop a contingency plan to deal with Year 2000 issues that may materially adversely affect its business processes. The Company intends to have a contingency plan in place no later than June 30, 1999.

Other Factors Affecting Future Operating Results

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

                          PART II -- OTHER INFORMATION

Item 1.       Legal Proceedings

         Except as described below, there are no pending legal proceedings of a material nature to which the Company is a party or of which any of its property is the subject. There are no such legal proceedings known by the Company to be contemplated by any governmental authority.

         Actel v. QuickLogic (CV C-94 20050 JW (PVT) and CV C-97 21107 JW (EAI))

         During the third quarter of 1998, the Company and QuickLogic Corporation ("QuickLogic") agreed to settle and dismiss with prejudice the two patent infringement actions between the parties pending before the United States Court for the Northern District of California, San Jose Division. As part of the settlement, which management does not believe will have a material impact on the Company's business, financial condition, or operating results, the Company and QuickLogic entered into a Patent Cross License Agreement. See Exhibit 10.2.

         Lemelson Foundation v. Intel, et al. (CIV98-1413 PHX PGR)

         During the third quarter, the Lemelson Medical, Education & Research Foundation, a Nevada limited partnership (the "Foundation"), filed a lawsuit in the United States District Court for the District of Arizona, against the Company and 25 other United States semiconductor companies seeking monetary damages and injunctive relief based on such companies' alleged infringement of certain patents held by the Foundation. Management believes the Company has meritorious defenses, but no assurance can be given that the Foundation will not succeed in obtaining significant monetary damages or an injunction against the manufacture and sale of the Company's products. The Company, which has not been served, is attempting to negotiate a settlement of the case. After considering the facts currently known, management does not believe that the ultimate outcome of the lawsuit will have a materially adverse effect on the Company's business, financial condition, or operating results, although no assurance can be given to that effect.

Item 6.       Exhibits and Reports on Form 8-K.

         (a) Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

                   10.1 Asset Purchase Agreement dated August 14, 1998, between Actel Corporation and GateField Corporation (filed as Exhibit 2.1 to GateField Corporation's Current Report on Form 8-K (File No. 0-13244) on August 14, 1998, and incorporated herein by this reference).

                   10.2* Patent Cross License Agreement dated August 25, 1998, between Actel Corporation and QuickLogic Corporation.

                   ------------------

                       * Confidential treatment requested as to a portion of this Exhibit.

         (b)      Reports on Form 8-K

                  None


                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           ACTEL CORPORATION


Date: November 18, 1998                  /s/ Henry L. Perret
                        --------------------------------------------------------
                                           Henry L. Perret
                                      Vice President of Finance
                                     and Chief Financial Officer
                                   (as principal financial officer
                                    and on behalf of Registrant)