Form 10-K
period 1999-01-03
ACTEL CORP
filed 1999-04-05
CIK 907687

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                     --------------------------------------

                                    FORM 10-K

(Mark One)

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 1999

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

        The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price for shares of the Registrant's Common Stock on March 31, 1999, as reported by the National Market System of the National Association of Securities Dealers Automated Quotation System, was approximately $244,204,048. In calculating such aggregate market value, shares of Common Stock owned of record or beneficially by all officers, directors, and persons known to the Registrant to own more than five percent of any class of the Registrant's voting securities were excluded because such persons may be deemed to be affiliates. The Registrant disclaims the existence of control or any admission thereof for any other purpose.

         Number  of shares of Common  Stock  outstanding  as of March 31,  1999:
21,460,317.

                         -------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

        The following documents are incorporated by reference in Parts II, III, and IV of this Annual Report on Form 10-K: (i) portions of Registrant's annual report to security holders for the fiscal year ended January 3, 1999 (Parts II and IV), and (ii) portions of Registrant's proxy statement for its annual meeting of shareholders to be held on May 28, 1999 (Part III).

        All information contained or incorporated by reference in this Annual Report on Form 10-K should be read in conjunction with and in the context of the Risk Factors set forth in Part I. Unless otherwise indicated, the statements contained in this Annual Report on Form 10-K are made as of March 31, 1999, and Actel undertakes no obligation to update such statements, including any forward-looking statement.

                                      PART I

ITEM 1.  BUSINESS

Overview

         Actel designs, develops, and markets field programmable gate arrays ("FPGAs") and associated development system software and programming hardware. FPGAs are used by designers of communications, computer, industrial, military/aerospace, and other electronic systems to differentiate their products and get them to market faster. The Company is the leading supplier of FPGAs based on antifuses, and anticipates introducing FPGAs based on static random access memory ("SRAM") and flash technologies during 1999. Actel's strategy is to provide logic designers with the broadest range of programmable technology choices.

         Actel shipped its first products in 1988 and thousands of its development systems are in the hands of customers, including Allen Bradley/Rockwell, AST Computer, Alcatel, Bay Networks, Cabletron, DSC
Communications, Hughes Aircraft, Lockheed-Martin, Lucent Technologies, and Siemens. The Company has foundry relationships with Chartered Semiconductor Manufacturing Pte Ltd ("Chartered Semiconductor") in Singapore, Lockheed-Martin Federal Systems Company ("Lockheed-Martin FSC") in the United States, Matsushita Electronics Company ("Matsushita") in Japan, UMC Corp. ("UMC") in Taiwan, and Winbond Electronics Corp. ("Winbond") in Taiwan, permitting Actel to focus its resources on its core strengths of designing, developing, and marketing FPGAs.

         Actel's product line consists of ten families of antifuse-based FPGAs; Designer Series Development System, DeskTOP, and CoreHDL software; Silicon Explorer debugging and diagnostic tools; Activator and Silicon Sculptor device programmers; and sockets. To meet the diverse customer requirements in the broad FPGA market, each member of a product family generally is offered in a variety of speed grades, package types, reliability screenings, and ambient temperature tolerances. Designers can use Actel's integrated suite of design tools (DeskTOP) or third-party software for circuit design and then translate the design into a programmed FPGA using Actel's proprietary, highly automated software (Designer Series Development System) and device programmers (Activator and Silicon Sculptor). CoreHDL blocks or "cores" that can be used to reduce development time by being "dropped into" designs, and Silicon Explorer can be used to reduce design-verification time by enabling the user to monitor the functionality of a programmed FPGA in "real time." Sockets permit designers to replace a chip without damaging the board.

         In a strategic move to position Actel as a complete solution provider for reprogrammable application specific integrated circuit ("ASIC") systems, the Company and GateField Corporation ("GateField") entered into a multi-year strategic alliance in August 1998. In establishing the alliance, Actel purchased marketing and license rights, the assets of GateField's Design Services Business Unit, and preferred stock. Pursuant to a Product Marketing Agreement, Actel acquired the exclusive right to market and sell GateField's standard ProASIC products in process geometries of 0.35-micron and smaller, as well as GateField's ASICmaster design tool software, as part of Actel's programmable logic device ("PLD") and design suite product families. Under the terms of the Agreement, GateField is to provide Actel with a 0.25-micron ProASIC product family  that  is  expected  to  support  densities  of  up  to  half  a  million programmable logic gates. The Agreement further provides for migration to smaller process technologies, with the potential to produce multi-million gate devices. The non-volatile, single-device, reprogrammable standard ProASIC products are being developed from GateField's patented, flash-based reprogrammable ASIC technology and architecture. ProASIC devices exhibit a high level of portability between PLD and ASIC design flows. The Company also offers design, prototyping, and consulting services through its new Design Services Group.

         Actel markets its products through a worldwide, multi-tiered sales and distribution network. The North American network includes 21 sales management and/or technical sales offices, 19 manufacturers' representative firms, and three major industrial distributors. The European network includes four sales management offices and 26 distributors. The Pan-Asia network includes four sales management offices and 12 distributors. Two additional distributors serve the remaining international markets in which Actel offers its products.

         The Company was incorporated in California in 1985, and intends to reincorporate as a Nevada corporation during the second quarter of 1999. Actel's principal facilities and executive offices are located at 955 East Arques Avenue, Sunnyvale, California 94086-4533, and its telephone number at that address is (408) 739-1010. The Company's World Wide Web address is http://www.actel.com. As used in this Annual Report on Form 10-K, "Actel" and the "Company" mean Actel Corporation and its consolidated subsidiaries. Unless otherwise indicated, "gate" or "gates" means "ASIC equivalent gates."

         "Actel" and the Actel logo are registered trademarks of the Company; "ProASIC" and "ASICmaster" are registered trademarks of GateField; and "RAD-PAK" is a registered trademark of . Space Electronics, Inc. This Annual Report on Form 10-K also includes unregistered trademarks of the Company and trademarks of companies other than Actel.

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

         ASICs include conventional gate arrays, standard cells, and programmable logic circuits. Conventional gate arrays and standard cell circuits are customized to perform desired logical functions at the time the device is manufactured. Since they are "hard wired" at the wafer foundry, conventional gate arrays and standard cells are subject to the time and expense risks associated with any development cycle involving a foundry. Typically, conventional gate arrays and standard cells are first delivered in production volumes months after the successful production of acceptable prototypes. In addition, conventional gate arrays and standard cells cannot be modified after they are manufactured, which subjects them to the risk of inventory obsolescence and constrains the system manufacturer's ability to change the logic design. Programmable logic circuits, on the other hand, are manufactured as standard devices and customized "in the field" by electronic system manufacturers using computer-aided engineering ("CAE") design and programming systems. Programmable logic circuits are being used by a growing number of electronic system manufacturers as a solution to their increasing demands for differentiation, rapid time to market, and manufacturing flexibility. While conventional gate array and standard cell designs are generally more complex than programmable logic circuit designs, the average capacity (or "gates" per circuit) of conventional gate arrays, standard cells, and programmable logic circuits have all increased over time. This indicates that long-term growth in sales within each market segment has increased faster for circuits with higher capacities.

         Programmable logic circuits include PLDs and FPGAs. The market for complex PLDs ("CPLDs") and FPGAs has grown rapidly because they generally offer greater capacity, lower total cost per usable logic gate, and lower power consumption than TTLs and simple PLDs, and faster time to market and lower development costs than conventional gate arrays and standard cells. For many electronic system manufacturers, the time-to-market and manufacturing-flexibility benefits of CPLDs and FPGAs outweigh their price premium over conventional gate arrays or standard cells of comparable capacity. This is particularly true with respect to communications applications.

         Electronic system manufacturers customize programmable logic circuits to perform the desired logical functions by using CAE systems to define a device's function and then a device programmer to change the state of the device's programming elements (such as antifuses or memory cells) through the application of an electrical signal. Most CPLDs are programmed with erasable programmable read only memories ("EPROM") or other "floating gate" technologies. Many FPGAs are programmed with SRAM technology. FPGAs based on antifuse programming elements are one-time programmable, meaning they will retain their circuit configurations permanently, even in the absence of electrical power. FPGAs and CPLDs based on programming elements controlled by floating gates or SRAMs are reprogrammable.

         Before an FPGA can be programmed there are various steps that must be accomplished by a designer using CAE design software. These steps include defining the function of the FPGA, verifying the design, and laying out the circuit. Traditionally, logic functions have been defined using schematic capture tools, which essentially permit the designer to construct a circuit diagram on the computer. As FPGA designers have begun to design higher capacity circuits, the time required to create schematic diagrams using schematic capture tools has become prohibitive. To address this problem, designers are increasingly turning to hardware description languages ("HDLs"), also known as high-level description. VHDL and Verilog are the most common HDLs, which permit the designer to describe the circuit functions at an abstract level and to verify the performance of logic functions at that level. The HDL can then be fed into logic synthesis software that automatically converts the abstract or high-level description to a gate-level representation equivalent to that produced by schematic capture tools. After a gate-level representation of the logic function has been created and verified, it must be translated or "laid out" onto the generic logic modules of the FPGA. This is achieved by placing the logic gates and routing their interconnections, a process referred to as "place and route." As designers have begun to design higher capacity circuits, the need for automatic (instead of manual) place and route capability has become increasingly important. This transition to the use of HDLs presents a challenge to the designer to learn new design methods and to use new design tools. In addition, not all programmable logic circuit architectures are equally well suited for use with logic synthesis and place and route tools.

Actel Strategy

         Actel believes that the demand for higher capacity devices will increase faster than that for programmable devices as a whole. Accordingly, the Company is focusing its attention on the transition to higher capacity devices and the associated high-level design methodologies. Actel's strategy is to be the complete provider of high-density programmable logic by giving designers the capability to make the best technology choice. The Company is implementing this strategy by enhancing the functionality, usability, and accessibility of high-level design tools for its antifuse-based architecture; and by developing new products based on SRAM and flash technologies using a variety of architectures that Actel believes will be better suited for this market than existing reprogrammable architectures.

Products and Services

         Actel's product line consists of ten families of antifuse-based FPGAs; Designer Series Development System, DeskTOP, and CoreHDL software; Silicon Explorer debugging and diagnostic tools; Activator and Silicon Sculptor device programmers; and sockets. In 1998, the first members of the SX family of FPGAs were shipped for revenue and the Company continued to implement its strategy of offering a series of integrated, high-level design FPGA development tools suites at aggressive pricing, including a free entry-level suite. In 1998, Actel also acquired its Design Services Group, which offers system-level design, prototyping, and consulting services.

         FPGAs

         To meet the diverse customer requirements in the broad high-capacity programmable logic market, each of the Company's FPGAs (except members of the RadHard family) is offered in a variety of speed grades, package types, reliability screenings, and ambient temperature tolerances. The five members of the ACT 1 and ACT 2 families, for example, can be ordered in more than 100 speed, packaging, screening, and tolerance variations.

                  ACT 1

                  The ACT 1 family of FPGAs consists of two products: the 1,200-gate A1010, which was first shipped for revenue in 1988; and the 2,000-gate A1020, which was first shipped for revenue in 1989. This family of circuits was introduced at 2.0 micron and is manufactured using 1.0 micron design rules. The Company offers 5.0- and 3.3-volt versions of both ACT 1 products.

                  ACT 2

                  The ACT 2 family of FPGAs consists of three products: the 4,000-gate A1240 and the 8,000-gate A1280, which were first shipped for revenue in 1991; and the 2,500-gate A1225, which was first shipped for revenue in 1992. This family of circuits was introduced at 1.2 micron and is manufactured using 1.0 micron design rules.

                  ACT 3

                  The ACT 3 family of FPGAs consists of five products: the 2,500-gate A1425 and the 6,000-gate A1460, which were first shipped for revenue in 1993; and the 1,500-gate A1415, the 4,000-gate A1440, and the 10,000-gate A14100, which were first shipped for revenue in 1994. The ACT 3 family was designed for applications requiring high speed and a high number of inputs and outputs ("I/Os"). The five members of the ACT 3 family can be ordered in approximately 150 speed, packaging, screening, and tolerance variations. The Company offers 5.0- and 3.3-volt versions of all five ACT 3 products, as well as versions (A1460BP and A14100BP) that are compliant with the peripheral component interconnect (PCI) standard. The ACT 3 family was introduced at 0.8 micron and is manufactured using 0.6 micron design rules.

                  XL

                  The 1200XL family of FPGAs, which was first shipped for revenue in 1995, consists of three products: the 2,500-gate A1225XL, the 4,000-gate A1240XL, and the 8,000-gate A1280XL. Taking advantage of
         0.6 micron design rules and redesigned I/O modules and clock distribution networks, 1200XL products offer system performance significantly in excess of that offered by pin-compatible ACT 2 devices. The Company offers 5.0- and 3.3-volt versions of all three members of the 1200XL family, which can be ordered in approximately 100 speed, packaging, screening, and tolerance variations.

                  DX

                  The 3200DX family of FPGAs consists of five products: the 6,500-gate A3265DX, which was first shipped for revenue in 1995; the 14,000-gate A32140DX and the 20,000-gate A32200DX, which were first shipped for revenue in 1996; and the 10,000-gate A32100DX and the 30,000-gate A32300DX, which were first shipped for revenue in 1997. The 3200DX family permits designers to integrate the register-intensive datapath functions of FPGAs, the control and decode modules commonly implemented in CPLDs, and the fast dual-port SRAM typically used for high-speed buffering. Supported by the Company's extensive selection of automated design tools, the 3200DX family is optimized for synthesis design methodologies to yield predictable performance for system logic integration. To further assist designers, most members of the family offer JTAG boundary scan logic, which permits testing of the design during manufacture. The Company offers 5.0- and 3.3-volt versions of all five members of the 3200DX family, which is manufactured using 0.6 micron design rules and can be ordered in approximately 150 speed, packaging, screening, and tolerance variations.

                  MX

                  The MX family of FPGAs consists of six products: the 4,000-gate A40MX04 and the 16,000-gate A42MX16, which were first shipped for revenue in 1997; and the 2,000-gate A40MX02, the 9,000-gate A42MX09, the 24,000-gate A42MX24, and the 36,000-gate A42MX36, which were first shipped for revenue in 1998. The MX family includes the best features from Actel's earlier ACT 1, ACT2, 1200XL, and 3200DX families and is manufactured using 0.45 micron design rules, which permits the MX family to work in pure 5.0-volt, pure 3.3-volt, and mixed 5.0- and 3.3-volt systems. Actel believes that, at the time of its introduction in January 1998, the A42MX09 was the world's fastest FPGA. In May 1998, the Company announced the availability of the A42MX09 and the A42MX16 in the popular VQFP-100 pin package, which provides a very small footprint and is particularly useful in handheld and portable computing applications that require high speed, low power consumption, and design flexibility on limited in board space. Designers can achieve 5.0- or 3.3-volt 33MHz PCI-compliant output drives on the A42MX24 and A42MX36, which were introduced in June 1998, by programming a PCI-enable fuse.

                  Like ASICs and all previous Actel FPGAs, MX devices are nonvolatile and do not require any external configuration devices or circuitry. The MX family was introduced with volume production pricing that the Company believed, in combination with its performance and functionality, should make it attractive as a single-chip ASIC alternative. In October 1998, Actel announced list price reductions of up to 50 percent for its MX FPGAs, enhancing the MX family's appeal as an ASIC alternative. In March 1999, the Company announced that it had shipped the two-millionth MX FPGA. This milestone was achieved just thirteen months after the availability of production devices and only eighteen months after the introduction of the first member of the family. This means the MX family ramped to volume faster than any family in Actel's history. Over time, the MX family, which can be ordered in more than 200 speed, packaging, screening, and tolerance variations, and the new SX family (discussed below) should replace all of Actel's earlier FPGA families in new commercial designs.

                  SX

                  The SX family of FPGAs consists of four products, all of which were first shipped for revenue in 1998: the 8,000-gate A54SX08, the 16,000-gate A54SX16 and A54SX16P, and the 32,000-gate A54SX32. The SX family is manufactured using three layers of metal and 0.35 micron design rules, and is scheduled to migrate to 0.25-micron process technology by the end of 1999. SX is the first family to be built on Actel's new triple layer metal, sea of modules architecture that will serve as the foundation for the Company's future antifuse product releases. In Actel's new metal-to-metal antifuse technology, interconnect resources have been moved from the area between logic modules to the Metal 2 and Metal 3 layers. The result is dramatically decreased die size (regardless of density) that increases device performance and reduces cost. The new architecture has been developed for high device performance and features new logic module and interconnect construction. The foundation for the new architecture is a "sea" of logic modules, laid out as a grid across the entire silicon floor. The sea of modules design maximizes the chip area by covering almost the entire silicon substrate with logic resources. To further increase design efficiency and device performance, these modules have been organized into "superclusters." Two different levels of local routing resources within superclusters give designers the ability to achieve very fast performance.

                  SX debuted in April 1998 as the  industry's  fastest family of
         FPGAs with the introduction of the A54SX16. The A54SX32, which was introduced in August 1998, is well suited for use in networking, telecommunications, data acquisition, instrumentation, medical electronics and high-speed computer peripheral applications. The A54SX08, which was introduced in October 1998, is optimally compatible with leading-edge applications such as 8b/10b encoding for gigabit Ethernet routers and high-speed interface for DS3 networks. The A54SX16P, which was also introduced in October 1998, meets the PCI AC/DC drive specifications, making it suitable for high-speed applications such as graphic controllers, multimedia and networking cards, communications equipment, and other fully compliant 66MHz PCI designs. All SX devices have full pin compatibility within the family and provide mixed 5/3.3-volt support with 3.3-volt output drive and 5-volt tolerant inputs. The SX family can be ordered in more than 50 speed, packaging, screening, and tolerance variations, and approximately 50 more variations are planned.

                  As discussed above, the SX family achieves high performance by means of the new low-impedance, metal-to-metal antifuse and several innovative architectural features, including a hard-wired clock (320MHz maximum clock frequency), fast I/Os (4ns clock-to-out), and rapid local interconnects (direct connect 0.1ns, fast connect 0.4ns). This combination permits the SX family to often exceed the performance of CPLDs. The SX family's combination of performance and capacity enables designers to combine multiple high performance CPLDs into a single FPGA, thereby cutting power consumption, saving board space, and reducing costs. In November 1998, Actel announced that list prices for SX FPGAs will be reduced by up to 63 percent in the second half of 1999, based on migration to 0.25-micron process technology, backend cost reductions, and increased market demand. These significant SX price reductions should permit customers to use the fastest FPGA on the market and get ASIC-like pricing for volume production.

                  HiRel/Military

                  HiRel and military devices are designed for use in military and extreme temperature environments. All Actel devices offered in plastic packages are certified for commercial (0 to +70(0)C), industrial (-40 to +850(0)C), or military (-55 to +125(0)C) temperature ranges. The Company's HiRel devices offered in ceramic packages are certified for commercial or military temperature ranges or with Class B (MIL-STD-883) qualification.

                  The HiRel family of plastic FPGAs consists of all devices and packages offered commercially. The HiRel family of ceramic FPGAs consists of thirteen products: the 1,200-gate A1010B, the 2,000-gate A1020B, the 2,500-gate A1425A, the 4,000-gate A1240A, the 6,000-gate
         A1460A, the 8,000-gate A1280A and A1280XL,  the 10,000-gate A14100A and
         A32100DX,  the  16,000-gate  A54SX16,  the  20,000-gate  A32200DX,  the
         32,000-gate A54SX32, and the 36,000-gate A42MX36.

                  In   September   1998,   Actel   announced   it  had  achieved
         MIL-PRF-38535 Qualified Manufacturer Listing ("QML") certification for its plastic FPGAs. The certification from the Defense Supply Center Columbus ("DSCC") covers international packaging subcontractors ASAT in Hong Kong and ANAM in South Korea. ASAT and ANAM produce PLCC, PQFP,
         TQFP, VQFP, and RQFP packages for the Company's ACT1, ACT2, ACT3, 1200XL, and 3200DX device families, which have capacities ranging from 2,000 to 36,000 gates. These QML certified components are available at commercial, industrial, and military temperature levels. In November 1998, the Company announced that the MX family had been added to its MIL-PRF-38535 QML certification for plastic components. The additional listing included international packaging subcontractor STATS in Singapore, and the listed packages included PLCCs, PQFPs, a VQFP, and a TQFP. In March 1999, Actel announced it has been awarded full certification to QML status for all military, HiRel, and space products.

                  QML  certification  qualifies  processes and materials  rather than individual products or production lots. With QML certification, devices with plastic packages can be integrated into design applications that would otherwise require higher-cost ceramic packages, thereby providing designers with a lower-cost solution. The certification also permits the integration of commercial and military production without compromising quality or reliability. Many suppliers of microelectronic components have implemented QML as their primary worldwide business standard. Appropriate use of this standard helps not only in the implementation of advanced technologies, but also in providing more effective logistical support throughout the life cycle of the product.

                  RT/RP

                  RadTolerant devices are specifically designed for use in space applications, including commercial, military, and civilian satellites and deep-space probes. Actel's RadTolerant devices are offered in ceramic packages and certified for military temperature ranges with either Class B or Class E (extended flow/space) qualification. The RadTolerant family of FPGAs consists of five products: the 2,000-gate RT1020, the 2,500-gate RT1425A, the 6,000-gate RT1460A, the 8,000-gate
         RT1280A, and the 10,000-gate RT14100A. In September 1998, the Company announced the addition of RT54SX16 and RT54SX32 to the RadTolerant product line, which should be qualified in 1999. The RT54SX16 and RT54SX32 are manufactured at the Matsushita fabrication facility in Japan, which has produced devices with better total dose capabilities than typical commercial fabrication facilities.

                  In February 1998, Actel announced that it had signed a memorandum of understanding with Space Electronics, Inc. ("SEi") to develop and market a new line of high-reliability, radiation-tolerant FPGA products. The agreement called for the two companies to link Actel's commercial FPGA products with SEi's RAD-PAK package shielding technology, which can significantly increase the total dose survivability of commercial FPGA devices. The RAD-PAK family of FPGAs consists of two products: the 8,000-gate RP1280A and the 10,000-gate RP14100A. Actel's RAD-PAK devices are offered in ceramic packages and certified for commercial or military temperature ranges or with Class B or Class E qualification.

                  RadTolerant   and   RAD-PAK   FPGAs   provide   cost-effective
         alternatives to radiation hardened devices for applications that require high reliability. One such application is the growing commercial satellite market, widely used in telecommunications for cellular phones, pagers, and global positioning system products and services.

                  RH

                  The RadHard family of FPGAs consists of two products: the 8,000-gate RH1280, which was first shipped for revenue in 1996; and the 2,000-gate RH1020. In March 1998, the Company announced the availability of the RH1020. RadHard devices are offered in ceramic packages and certified with Class VQ (QML) qualification. Actel's RadHard FPGAs are manufactured by Lockheed Martin FSC at its QML facility in Manassas, Virginia, using a high-reliability, radiation-hardened 0.8 micron process. The Company and LMFSC are jointly developing the RadHard family to meet the demands of applications requiring guaranteed levels of performance and radiation survivability, including the growing telecommunications satellite market. Additional applications for RadHard FPGAs include satellites for military use, deep space probes and planetary missions, and ground-based military applications in which radiation survivability is required.

         Software

         A key element of the Company's strategy is to support users' electronic design automation ("EDA") tools of choice by establishing and maintaining relationships with leading synthesis software vendors for the purpose of permitting such tools to be used as a "front end" to Actel's proprietary Designer Series Development System. Rather than developing this capability alone, the Company has established the Actel Industry Alliance, which Actel uses to establish relationships with EDA vendors for the purpose of developing interfaces between such vendors' EDA tools and Actel's proprietary software. Under the Alliance program, Actel provides members with, among other things, access to its proprietary software specifications, early access to software revisions, verification services, and participation in joint marketing efforts. The Alliance currently has more than 20 members, including all major EDA vendors supporting high-level design for both VHDL and Verilog. The Company provides comprehensive HDL solutions for the EDA environments of Cadence Design Systems, Exemplar Logic, Mentor Graphics, Synopsys, and Synplicity.

                  Designer Series Development System

                  In 1995,  Actel  introduced  the Designer  Series  Development
         System toolset, a revolutionary software suite built on an object-oriented database that helps optimize and simplify FPGA circuit design, implementation, and testing. The Designer Series has continuously evolved since its introduction and has recently been integrated into the Actel DeskTOP integrated software tools to efficiently perform the suite's place and route tasks.

                  In August 1998, Actel announced the latest revision to its Designer Series FPGA design software, version R2-1998. This new version enhanced timing, precision, and ease of use, and provided full programming for all Actel FPGAs, including the members of Actel's SX family, the industry's fastest devices. By ensuring a greater level of timing analysis accuracy, Actel's R2-1998 Designer Series software helps designers work at the extremely high-frequency capabilities of Actel's new SX FPGA family. A new flip-flop report helps designers to determine the number of sequential and combinatorial macros used in a design for accurate prediction of device utilization. Refinements were made to ACTmap, including clock resource checking and speed/utilization performance improvements; and to ACTgen, including a new user interface, new macro types, behavioral VHDL and Verilog model generation capability, and improved reporting.

                  DeskTOP

                  In February 1999, Actel became the first programmable device supplier to offer a free integrated suite of design tools, the Actel DeskTOP. Introduction of the basic DeskTOP suite was the first phase of Actel's integrated design tool strategy. DeskTOP is a three-vendor suite of logic design tools from Synplicity, VeriBest and Actel, with technical support provided by Actel. The basic DeskTOP version will be offered at no charge to qualified designers through January 31, 2000. It offers synthesis for selected devices of up to 50,000 gates and can be used to design more than 20 Actel device types for commercial and HiRel applications. One year of DeskTOP maintenance, which includes full technical support and upgrades for future Actel device family additions, is $995. Actel's basic DeskTOP offering integrates the functionality of VeriBest's DesignView Design Manager, schematic entry, and VHDL simulator; Synplicity's Synplify synthesis software; and Actel's Designer place and route tool as well as programming, logic analyzer, and timing analysis software. Optional Verilog simulation is scheduled to be added to Actel DeskTOP during the second quarter of 1999.

                  The second phase of Actel's integrated design tool strategy is scheduled for the second quarter of 1999 with the introduction of DeskTOP Pro and DeskTOP Open. As a migration path option, DeskTOP Pro will take the entire DeskTOP development software offering from VeriBest, Synplicity, and Actel to the highest level of functional performance and productivity for the design of all Actel devices. DeskTOP Pro is targeted as a very reasonably priced, complete tool suite solution for "power users" designing high gate count, system-level devices. Actel DeskTOP Open will feature an open synthesis environment is being developed to appeal to customers who have already invested in their own synthesis tools. Both DeskTOP Open and DeskTOP Pro will offer feature-rich design solutions with no maximum size limitation for all supported Actel devices.

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

                  Actel's CoreHDL IP portfolio consists of three cores, which are available in either Verilog-HDL or VHDL source code: CorePCI Target, CorePCI Target+DMA, and Serial Communication UART. There are two versions of each PCI core, one that has been ported to the Company's PCI-compliant ACT 3 devices (A1460BP and A14100BP) and one that has been ported to the PCI-compliant MX (A42MX24 and A42MX36) and SX (A54SX16P) devices. Actel also offers nine cores developed by Inicore AG, a Swiss IP provider, which are available only in VHDL source code: ADPLL, CANbus, CPU 6809, G704 (ISDN Framer), HDLC, I2C, UART, Utopia (ATM), and VME. In general, these cores are targeted to telecommunications and industrial control applications.

         Silicon Explorer

         Silicon Explorer is a powerful debugging and verification tool that enables the user to monitor the internal operation of a programmed FPGA as it performs its functions at speed within a real system. By permitting real-time probing, Silicon Explorer can significantly reduce the amount of time necessary to debug and verify an FPGA design. The Silicon Explorer tool suite includes ProbePilot, a high-speed signal acquisition hardware interface between the Actel FPGA, the board on which the FPGA resides, and the designer's desktop computer; Explore, an easy-to-use point-and-click software tool that is integrated with the Company's Designer Series development software is a PC-hosted logic analyzer that graphically displays the waveforms accessed through ProbePilot. The ProbePilot signal acquisition control takes advantage of the Company's ActionProbe circuitry, a patented architectural feature included in all Actel devices that provides 100% observability of internal nodes from selected external pins. ProbePilot supports an 18 channel logic analyzer and features high-speed 100 MHz asynchronous or 66 MHz synchronous sampling rates. ProbePilot connects directly to any desktop or laptop computer through the serial port and operates off the test board's 5.0 volt or 3.3 volt power supply. The Explore windows-based software drives the entire diagnostic and debug process and resides on the designer's PC as a companion to Actel's Designer Series FPGA development tools. Silicon Explorer's software graphically displays the waveforms accessed through ProbePilot - essentially turning your PC into a full-featured 18 channel logic analyzer, eliminating the need for a costly stand-alone logic analyzer.

         Programmers

         Actel's FPGAs can be programmed by Activator or Silicon Sculptor device programmers. The programmers obtain the fuse file, which includes instructions on programming an FPGA, from the Company's Designer Series software and use the file to program the device. Once a device is programmed, Actel's optional Silicon Explorer diagnostic debugging tool kit supports functional and timing verification of every internal signal. The Company also supports programmers that are offered by third parties, including BP Microsystems Inc., Data I/O, SMS Sprint, and System General.

                  Activator

                  There are two Activator device programmers, Activator 2 and Activator 2S, both of which execute all programming, verification, and debugging functions. Customized programming adapters for each device type permit different packages to be programmed by switching adapters. Activator 2 programs up to four FPGAs at a time; Activator 2S programs one FPGA at a time.

                  Silicon Sculptor

                  In February 1998, announced the availability of Silicon Sculptor, a new FPGA programmer for the PC. Silicon Sculptor is a cost-effective, highly reliable programmer for Actel devices that is convenient and easy-to-use. The compact size of the Silicon Sculptor makes it easy for designers to program Actel FPGAs from their desktop PC rather than in a lab. A single adapter module can be used to program all Actel devices within a package type, regardless of pin count. In addition, up to four Silicon Sculptors can concurrently program up to four devices from the same PC by simply connecting an expansion cable.

         Sockets

         Sockets for Actel FPGAs are available in prototype quantities from Actel and in production quantities from Actel-qualified socket manufacturers. Sockets permit designers to replace a chip without damaging the board, which reduces some of the risk commonly associated with using an antifuse FPGA in prototype board design. The complete line of sockets accommodates all Actel FPGAs in TQFP, PQFP, RQFP, and VQFP packages.

         In March 1999, the Company announced a range of ball grid array (BGA) sockets for use with its FPGAs. The BGA sockets are well suited to the prototyping environment and are compatible with Actel's MX and SX devices as well as upcoming reprogrammable Actel FPGA families. The use of BGA sockets facilitates migration to full production, decreasing both time-to-market and production costs. The sockets are designed to be reliable and have zero insertion force, meaning that the device is not stressed before, during, or after testing. The main benefit of these sockets is that they are accommodated onto the same pad layout on the printed circuit board (PCB) as the device itself will eventually occupy. This avoids changes to the PCB during the crossover between prototyping and production. BGA packaging is becoming more popular, due mainly to their ease of use and ability to be re-worked.

         Design Services Group

         FPGAs are becoming more dense and their design more complex as designers integrate system-level logic functionality and IP onto a single piece of silicon. FPGA suppliers who possess system-level design expertise to offer to their customers will have a distinct advantage in the market. With its acquisition of the GateField Design Services Business Unit in August 1998, Actel became the first FPGA provider to offer such expertise. The Actel Design Services Group has expanded the Company's ability to support a greater portion of customers' overall design and risk management. The Design Services Group is located in a secure facility in Mt. Arlington, New Jersey, and is certified to handle government, military, and proprietary designs. The Actel Design Services Group provides varying levels of design services, including design methodology and tool consulting; turnkey FPGA and ASIC design, IP development and integration, and board and system design; software design and implementation; and development of prototypes, first articles and production units.

         In January 1999, Actel announced that its Design Services Group was actively involved with a major customer to supply an FPGA and a new register transfer level (RTL) core for a 66MHz PCI design application. This design is being implemented with the beta version of an Actel 66MHz CorePCI macro in the Actel 16,000-gate PCI FPGA, the A54SX16P. This PCI solution is being developed by the Design Services Group for a PC-based accelerator board that will also use a number of Actel's new flash-based ProASIC reprogrammable FPGAs. The Company believes this PCI implementation, when complete, will be the first programmable application operating within the PCI 66MHz specification.

Market and Applications

         FPGAs can be used in a broad range of applications across nearly all electronic system market segments. Most customers use the Company's antifuse FPGAs in low to medium volumes in the final production form of their products. Some high-volume electronic system manufacturers use Actel's antifuse FPGAs as a prototyping vehicle and convert production to lower-cost conventional gate arrays or standard cells, while others with time-to-market constraints use the Company's FPGAs in the initial production and then convert to conventional gate arrays or standard cells. As product life cycles continue to shorten and manufacturing efficiencies increase in antifuse FPGAs, some high-volume electronic system manufacturers are electing to retain antifuse FPGAs in volume production because conversion to conventional gate arrays or standard cells may not yield sufficiently attractive savings before the electronic system reaches the end of its life. With the introduction of the MX and SX families, Actel believes that its antifuse FPGAs will increasingly be used in high volume production.

         Communications

         The high capacity, high performance, and low power consumption of antifuse FPGAs make them well suited for use in communications equipment. Increasingly complex equipment must frequently be designed to fit in the space occupied by previous product generations. The rapidly changing communications environment rewards short development times and early market entry.

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

         Military and Aerospace

         Rigorous   quality  and   reliability   standards,   stringent   volume
requirements, and the need for design security are characteristics of the military and aerospace market. The Company's antifuse FPGAs have high quality, reliability, and capacity, and are virtually impossible to reverse engineer, making them suitable for many military and aerospace applications. Actel's antifuse FPGAs are especially well suited for space applications, due to the high radiation tolerance of the antifuse, and for many aircraft and missile flight applications, due to the high density and performance of antifuse FPGAs. For these reasons, the Company is the world's leading supplier of military, radiation tolerant, and radiation hardened FPGAs

         Representative Actel customers in the military market include: Alliant Technology, Boeing, E-Systems, Harris, Honeywell, Hughes Aircraft, Jet Propulsion Labs (JPL), Lockheed-Martin, Loral, National Aeronautics Space Administration (NASA), Northrup, Olin Corporation, Raytheon, SCI Systems, Texas Instruments Incorporated ("TI"), and TRW.

Sales and Distribution

         The Company maintains a worldwide, multi-tiered selling organization that includes a direct sales force, independent manufacturers' representatives, and electronics distributors. In March 1999, Actel announced the appointment of Paul Indaco as Vice President of Worldwide Sales

         Actel's domestic sales force consists of 70 sales and administrative personnel and field application engineers ("FAEs") operating from 21 sales offices located in major metropolitan areas. Direct sales personnel call on target accounts and support direct original equipment manufacturers ("OEMs"). Besides overseeing the activities of direct sales personnel, the Company's sales managers also oversee the activities of 19 manufacturers' representative firms that operate from approximately 48 office locations. The manufacturers' representatives concentrate on selling to major industrial companies in North America. To service smaller, geographically dispersed accounts in North America, Actel has distributor agreements with Arrow Electronics, Inc. and Zeus Electronics (collectively, "Arrow"), Pioneer-Standard Electronics, Inc. ("Pioneer"), and Unique Technologies ("Unique"). Arrow, Pioneer, and Unique have 75, 50, and 30 branch offices in North America, respectively.

         In March 1998, Actel announced that its RadHard FPGAs were being made available through the Company's North American distribution network, making it easier for small subcontractors on communications satellite and military/aerospace projects to incorporate such devices into their designs. Prior to the announcement, all sales were made direct from the factory.

         In August 1998, Actel announced that it had switched its Veba Electronics Group distribution partner in North America from Wyle Electronics ("Wyle") to Unique. Veba Electronics Group is one of the world's largest distributors of electronic components. Veba's Northern American distribution group includes Unique, Insight, and Wyle. A majority of the transition from Wyle to Unique was completed within 45 days. Actel is now strategically positioned as Unique's only FPGA supplier. This means that Unique's FPGA focus will be exclusively on Actel's channel distribution, service, and support requirements. Under its agreement with the Company, Unique will furnish distribution services and customer design support for Actel's existing and future FPGA product lines, including the ProASIC family of flash-based reprogrammable products. The agreement also provides for Unique to add FAEs dedicated to the Company.

         Actel generates a significant portion of its revenues from international sales. Sales to customers outside the United States for 1998, 1997, and 1996 accounted for 33%, 31%, and 33% of net revenues, respectively. Of these export sales, the largest portion was derived from European customers. The Company's European sales organization consists of 26 distributors (including Arrow and Memec, which have 16 subsidiary companies in Europe) having approximately 45 branch offices. The activities of these distributors are supervised from sales management offices in Basingstoke (England), Paris (France), Milano (Italy), and Munich (Germany), where a total of 17 people are employed.

         Actel's Pan-Asia sales organization consists of 12 distributors having approximately 25 branch offices. The activities of these distributors are supervised from sales management offices in Hong Kong (China), Seoul (Korea), Taipei (Taiwan), and Tokyo (Japan), where a total of nine people are employed. In June 1998, the Company announced the appointment of a regional sales manager and a synthesis expert for the Pan-Asian region and a Korean account sales manager. Two additional distributors serve the remaining international markets in which Actel offers its products.

         In January 1998, Actel announced an agreement with High Reliability Components Corporation ("HIREC") to bring high reliability FPGAs to the Japanese satellite and space exploration industry. This includes the latest Japanese National Space Development Agency ("NASDA") launch vehicle, the H-IIA Rocket. The Company's radiation tolerant and radiation hardened FPGAs have been a part of many historic U.S. space missions, including such high profile projects as the Hubble Telescope and Mars Explorer. HIREC is a leading distributor of electronic devices and engineering services to the Japanese space industry. The agreement brings together Actel's significant experience in providing mission critical logic devices used in space exploration and communications satellites with HIREC's value added testing and quality assurance services. The result should be more reliable designs and faster time-to-launch for Japan's growing telecommunications and space infrastructure. HIREC has already delivered the Company's FPGAs combined with HIREC's extended tests and quality assurance services to NASDA satellite programs.

         In September 1998, Actel announced that it had signed an agreement with Unique of Hong Kong under which Unique will distribute all of the Company's existing and future FPGAs in the People's Republic of China (PRC) and ASEAN regions. Unique, a division of Memec (Asia Pacific) Ltd. and part of the worldwide Memec Group within Veba Electronics Inc., is a leading distributor in marketing specialist semiconductors. In October 1998, the Company announced that it had signed an agreement with Maojet Technology Corp. of Taipei, an independent EDA software distributor, to distribute Actel's new ProASIC products in Taiwan; and an agreement with Tomen Electronics Corp. of Tokyo to distribute ProASIC products in Japan. Tomen Electronics is one of Japan's leading distributors of semiconductors, computer peripherals and software. Under the agreements, Maojet and Tomen will distribute all ProASIC products in process of geometries of 0.25-micron and smaller, as well as GateField's ASICmaster design tools software. Actel decided to work with Maojet and Tomen because of their experience distributing ProASIC products for GateField.

         The Company's sales cycle for the initial sale of a design system is generally lengthy and often requires the ongoing participation of salespersons, engineers, and management. After a sales representative or distributor evaluates a customer's logic design requirements and determines if there is an application suitable for Actel's FPGAs, the next step typically is a visit to the qualified customer by a regional sales manager or the FAE from the Company or its distributor. The sales manager or FAE may then determine that additional analysis is required by engineers based at Actel's headquarters.

         In 1998, more than half of Actel's sales in the United States and virtually all of the Company's sales outside the United States were made through distributors. As is common in the semiconductor industry, Actel generally grants price protection to distributors. Under this policy, distributors are granted a credit upon a price reduction for the difference between their original purchase price for products in inventory and the reduced price. From time to time, distributors are also granted credit on an individual basis for Company-approved price reductions on specific transactions to meet competition. The Company also generally grants distributors limited rights to return products. To date, product returns under this policy have not been material. Actel maintains reserves against which these credits and returns are charged. Because of its price protection and return policies, the Company does not recognize revenue on products sold to distributors until the products are resold to end customers.

Backlog

         At December 31, 1998, Actel's backlog was approximately $25.5 million, compared with approximately $28.0 million at December 31, 1997. The Company includes in its backlog all OEM orders scheduled for delivery over the next nine months and all distributor orders scheduled for delivery over the next six months. Actel produces standard products that may be shipped from inventory within a short time after receipt of an order. The Company's business, and to a large extent that of the entire semiconductor industry, is characterized by short-term order and shipment schedules, rather than volume purchase contracts. In accordance with industry practice, Actel's backlog may be cancelled or rescheduled by the customer on short notice without significant penalty. As a result, the Company's backlog may not be indicative of actual sales and therefore should not be used as a measure of future revenue.

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

         The Company's FAEs provide technical support to customers in Europe, Japan, Korea, Taiwan, and the Untied States. This network of experts is augmented by FAEs working for Actel's sales representatives and distributors throughout the world. Customers in any stage of design can also obtain assistance from the Company's technical support hotline or web-based technical support database called "Guru." In addition, Actel offers technical seminars on its products and comprehensive training classes on its software.

         The Company generally warrants its products against defects in material and workmanship for one year. Actel also warrants that its automatic place and route software will achieve gate utilization at not less than the rates advertised. The Company has not experienced significant warranty returns to date.

Manufacturing and Assembly

         Actel's strategy is to utilize third-party manufacturers for its wafer requirements, which permits the Company to allocate its resources to product design, development, and marketing. Wafers used in Actel's FPGAs are manufactured by Chartered Semiconductor in Singapore; by Lockheed-Martin FSC in Manassas, Virginia; by Matsushita in Japan; by UMC in Taiwan; and by Winbond in Taiwan. The Company's FPGAs in production are manufactured by Chartered Semiconductor using 0.6, 0.45, and 0.35 micron design rules; by Lockheed-Martin FSC using 0.8 micron design rules; by Matsushita using 1.0, 0.8, and 0.6 micron design rules; and by Winbond using 0.8 and 0.6 micron design rules.

         In March 1999, Actel announced that it had, in partnership with Matsushita, successfully developed a 0.25-micron antifuse process that is being qualified for production. The new process technology was developed in record time, and is expected to sample in the second quarter of 1999 with volume production expected by the third quarter.

         Wafers purchased by the Company from its suppliers are assembled, tested, marked, and inspected by Actel and/or a subcontractor of the Company before shipment to customers. Actel assembles most of its plastic commercial products in Hong Kong, Korea, and Singapore. Ceramic package assembly, which is generally required for military applications, is performed at one or more subcontractor manufacturing facilities, some of which are in the United States.

         In September 1998, the Company also announced it had received ISO 9002 certification for the manufacturing and testing of its FPGAs. The certification was granted by DSCC. The ISO standards, developed by the International Organization for Standardization, provide an international benchmark for quality systems. Specifically, ISO 9002 requires compliance in the following areas: management responsibility, customer service, supplier management, internal quality audits, training process control, and inspection. As Actel continues to establish itself as a leading supplier of high-quality FPGAs, ISO certification provides a globally recognized benchmark that Actel's devices have been certified for integrity in the manufacturing and test process.

Strategic Relationships

         In addition to strategic relationships that Actel enjoys with its customers, foundries, assembly houses, distributors, and sales representatives, the Company also has the following strategic partners:

         AGL

         In May 1998, the Company announced that it had signed a letter of intent to acquire AutoGate Logic, Inc. ("AGL") of Fremont, California. AGL is a software service company that offers a range of development tools, including place and route and timing analysis software. The financial terms of the proposed acquisition were not disclosed. The proposed acquisition was the result of increasing collaboration between the two companies. Consummation of the proposed acquisition was subject to the execution and delivery of definitive agreements and certain other closing conditions. Discussions ceased in the middle of December 1998, after it became evident that the financial terms contained in the letter of intent were no longer viable and that certain closing conditions would not occur.

         On March 17, 1999, AGL informed the Company of a change in its situation and requested that Actel renew acquisition negotiations. The Company and AGL have restarted negotiations.

         Boulder Creek

         Actel has worked exclusively with Boulder Creek Corporation to jointly develop and manufacturer the Silicon Explorer. Boulder Creek designs and manufactures hardware and software tools used by electronic design engineers to debug systems on a chip. Founded in 1994, Boulder Creek is a privately held company located in Santa Cruz, California.

         BP Microsystems

         Actel has worked with BP Microsystems of Houston, Texas, to jointly develop Silicon Sculptor based on BP's world class technology. BP Microsystems offers a wide variety of programmers, including EPROM programmers, universal programmers, concurrent programming systems, and Fine Pitch Automated programming systems. The modules of the Silicon Sculptor are designed to be fully upward compatible with all BP Microsystems antifuse FPGA programmers, which permits design engineers to move from prototype programming to high volume production programming.

         GateField

         In a strategic move to position Actel as a complete solution provider for reprogrammable ASIC systems, the Company and GateField entered into a multi-year strategic alliance in August 1998. In establishing the alliance, Actel purchased marketing and license rights, the assets of GateField's Design Services Business Unit, and preferred stock. Consideration paid in these transactions totaled $10,447,000, consisting entirely of cash. For the financial details of these transactions, see Note 5 of Notes to Consolidated Financial Statements.

                  Marketing Rights

                  Under the terms of a Product Marketing Agreement, Actel received exclusive, worldwide distribution rights to the GateField's standard ProASIC FPGA products utilizing less than .35 micron geometries, including FPGA products that are integrated with SRAM or flash memory and all resulting next generation reduced process geometry ProASIC FPGA products. For these rights, the Company paid GateField an initial fee and agreed to pay a fee of $1,000,000 upon qualification of the initial .25 micron product. In addition, Actel and GateField will equally share gross profits from ProASIC product sales.

                  License Rights

                  Pursuant to the terms of a License Agreement, GateField granted to the Company a fully paid, non-exclusive, non-transferable license to sell and upon certain events, make, have made, import and use GateField's standard ProASIC FPGA products below .35 micron and all resulting next generation reduced process geometry ProASIC FPGA products.

                  Design Services Business Assets

                  Pursuant to the terms of an Asset Purchase Agreement, the Company purchased the assets of GateField's Design Service Business Unit, which is located in Mt. Arlington, New Jersey, and engaged in the business of providing prototyping design services and verification services for electronic systems, integrated circuits, and other electronic components. The purchase price for such assets may include contingent payments, not to exceed $1.0 million in the aggregate, based on the Actel Design Services Group achieving certain profitability levels.

                  Preferred Stock

                  Pursuant  to  terms of a Series  C  Preferred  Stock  Purchase
         Agreement, Actel purchased, and GateField issued to the Company, 300,000 shares of GateField's Series C Convertible Preferred Stock, par value $0.10 (the "Shares"). The Shares are initially convertible into 2,000,000 shares of GateField common stock and are entitled to certain liquidation and redemption rights. In the event that all of GateField's outstanding shares of Series B Preferred Stock are redeemed, Actel shall be entitled to redeem its Series C Shares, subject to applicable law. The Company is entitled to certain registration rights and has a right of first refusal to purchase its pro rata share of certain new securities GateField may issue.

         Synplicity and VeriBest

         In November 1998, the Company announced that it had, together with Synplicity and VeriBest, begun developing an integrated tool environment for Actel FPGA designs. The suite of tools, based exclusively on VHDL and Verilog standards and targeted for the PC environment, was released in the first quarter of 1999 (see "Products -- Software -- DeskTOP").

         In March 1998, the Company announced that it and Synplicity have jointly developed a seamless synthesis methodology in Synplify 3.0c that allows designers of radiation hardened and radiation tolerant FPGAs to quickly and easily meet the tight single event upset (SEU) requirements specified in the next generation of communication, military, deep space and planetary mission satellites. The new version of Synplify, which is designed to work with Actel's RH1280, RP1280A, RP14100, RT1280, and RT14100 devices, permits designers to automatically infer sequential elements, such as C-C flip-flop macros and triple modular redundancy (TMR) macros, that dramatically improve SEU occurrence.

Research and Development

         In 1998, 1997, and 1996, the Company spent $31.2 million, $26.5 million, and $23.9 million, respectively, on research and development, which represented approximately 20%, 17%, and 16% of net revenues, respectively, for such periods. Actel's research and development expenditures are divided among circuit design, software development, and process technology activities, all of which are dedicated to developing new families of FPGA products based on existing or emerging technologies. In the areas of circuit design and process technology, the Company's research and development activities include continuing efforts to reduce the cost and improve the performance of current products, principally by reducing the design rules under which such products are manufactured. Actel's software research and development activities include providing customers with access to a wide variety of CAE tools and HDL cores in a complete and automated desktop design environment on popular personal computer and workstation platforms.

         The research and development projects that the Company publicly discussed in 1998 included the following:

         ProASIC and ASICmaster

         As part of its strategic alliance with GateField, Actel acquired the exclusive right to market and sell GateField's Standard ProASIC products in process geometries of 0.35-micron and smaller, as well as GateField's ASICmaster design tool software, as part of Actel's PLD and design suite product families. Under the terms of the Product Marketing Agreement, GateField is to provide Actel with a 0.25-micron ProASIC product family that is expected to support densities of up to half a million programmable logic gates. The Agreement further provides for migration to smaller process technologies, with the potential to produce multi-million gate devices. The non-volatile, single-device, reprogrammable Standard ProASIC products are being developed from GateField's patented, flash-based reprogrammable ASIC technology and architecture. ProASIC devices exhibit a high level of portability between PLD and ASIC design flows. The Company believes that 0.25-micron ProASIC products will be available in 1999.

         Flash-based   ProASIC   products   offer  some   benefits   over  other
programmable devices available on the market today. Unlike SRAM and FPGA programmable products, which are either volatile or non-reprogrammable, ProASIC devices are non-volatile and reprogrammable. ProASIC devices permit designers to use their standard ASIC design flow, with no new design methodologies to learn, saving both time and money. ProASIC products also permit a seamless migration to standard ASIC designs, again saving time and money. In addition, ProASIC's high gate density translates into high performance capabilities.

         The 0.25-micron ProASIC products are closely coupled with ASICmaster automated place-and-route EDA design tool software, which is optimized for HDL design and methodology. ASICmaster software, running on UNIX and Windows NT platforms, accepts netlists from standard mask programmable ASIC tools provided by companies such as Exemplar, Mentor Graphics, ViewLogic, Cadence, and Synopsys. ASICmaster performs place and route of the design into the selected device and provides back-annotated delay information for simulation. Once the design is verified, ASICmaster downloads the layout into a device programmer for chip programming. Design services are provided as needed to help the customer accelerate verification, prototyping, and time-to-market.

         Because of its agreement with GateField, Actel also expects to benefit from GateField's strategic alliance with Siemens Semiconductor Group of Munich, Germany. This GateField relationship provides access to Siemens' 0.25-micron flash process technology at its new, state-of-the-art wafer fabrication facility in Dresden, Germany, plus assembly and test support.

         ES Architecture and RS Reprogrammable Products

         In 1996, Actel announced its intention to enter the reprogrammable FPGA market. The Company's first reprogrammable FPGA offering will be an SRAM-based "RS" product family utilizing Actel's new ES reprogrammable architecture.

         The ES architecture combines a new, fine-grained cell structure with a routing-centric architecture. The expected result is logic cells that are more readily synthesized and more efficient than current programmable architectures. The key to the architectural efficiencies is a technology in which separate transistors are used to implement logic and to drive the interconnects. By separating these functions, Actel believes that more efficient die utilization is achievable, resulting in lower-cost designs. In addition, the interconnect drivers are tailored to routing length, which should provide high performance even for cross-chip routing. The ES architecture also makes greater use of hierarchy than current programmable architectures. A constant, maximum routing delay is associated with each level of hierarchy, which should provide the device with fanout independent delays. This means that, regardless of the number of logic elements being driven, the delay should always be constant, making the chip's performance predictable. Many aspects of the ES architecture are switch-technology independent, making possible future variants of the ES architecture employing antifuse, flash, or other basic programming elements.

         The  Company  has  experienced   significant  delays  in  matching  the
capabilities of its software and the resources of its silicon. Actel is completing a set of changes to both the silicon and the software, and believes that the product will be available in the second half of 1999.

Competition

         The FPGA market is highly competitive, and the Company expects that competition will continue to increase as the market grows. Actel's competitors include suppliers of TTLs and ASICs, including conventional gate arrays, standard cells, PLDs, and FPGAs. Of these, the Company competes principally with suppliers of conventional gate arrays, standard cells, CPLDs, and FPGAs.

         The primary advantages of conventional gate arrays and standard cells are high capacity, high speed, and low production cost in high volume. Actel competes with conventional gate array and standard cell suppliers by offering lower design costs, shorter design cycles, and reduced inventory risks. However, some customers elect to design and prototype with the Company's products and then convert to conventional gate arrays or standard cells to achieve lower costs for volume production. For this reason, Actel faces competition from companies that specialize in converting CPLDs and FPGAs, including the Company's products, into conventional gate arrays or standard cells.

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

Patents and Licenses

         As of March 31, 1999, the Company had 167 United States patents and applications pending for an additional 40 United States patents. Actel also had 36 foreign patents and applications pending for 41 patents outside the United States. The Company's patents cover, among other things, Actel's basic circuit architecture, antifuse structure, and programming method. The Company expects to continue filing patent applications when appropriate to protect its proprietary technologies. Actel believes that patents, along with such factors as innovation, technological expertise, and experienced personnel, will become increasingly important.

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

         During the third quarter of 1998, the Company and QuickLogic agreed to settle two patent infringement actions between the parties. See "Legal." As part of the settlement, the Company and QuickLogic entered into a Patent Cross License Agreement that protects all existing FPGA products of both companies for the lives of those products.

         As is typical in the semiconductor industry, the Company has been notified of claims that it may be infringing patents owned by others. As it has in the past, the Company may obtain licenses under patents that it is alleged to infringe. The Company is in license negotiations with several companies, including two semiconductor manufacturers with significantly greater financial and intellectual property resources than the Company. No assurance can be given that licenses will be available or that the terms of any offered license will be acceptable to the Company. Failure to obtain a license for technology used by Actel could result in litigation. In the event of an adverse result in any litigation, the Company may be required to pay substantial damages; discontinue the use of infringing processes; cease the manufacture, use, and sale of infringing products; and/or expend significant resources to develop non-infringing technology. All litigation, whether or not determined in favor of Actel, can result in significant expense and divert the efforts of technical and management personnel from the Company's operations. In addition, the Company has agreed to defend its customers from and against any claims that Actel products infringe the patent or other intellectual rights of any third party, and to indemnify its customers up to the dollar amount of their purchases of any Actel products found to infringe. Any successful third party claim against the Company or its customers for patent or other intellectual property infringement may have a materially adverse effect on Actel's business, financial condition, or results of operations.

Employees

         At the end of 1998, the Company had 457 full-time employees, including 137 in marketing, sales, and customer support; 157 in research and development; 115 in operations; and 33 in administration and finance. None of the Company's employees is represented by a labor union nor does Actel have employment agreements with any of its employees. The Company has not experienced any work stoppages, and believes that its employee relations are satisfactory. In March 1999, Actel announced the appointment of Suzanne Kinner as Vice President of Human Resources.

Risk Factors

         Shareholders of Actel and prospective investors should carefully consider, along with the other information in this Annual Report on Form 10-K, the following risk factors:

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

         Competition

         The semiconductor industry is intensely competitive and is characterized by rapid rates of technological change, product obsolescence, and price erosion. Actel's existing competitors include suppliers of conventional gate arrays, standard cells, CPLDs, and FPGAs. The Company's two principal competitors are Xilinx, a supplier of FPGAs based on SRAM technology, and Altera, a supplier of CPLDs and FPGAs. The Company also faces competition from companies that specialize in converting FPGAs, including Actel's products, into conventional gate arrays or standard cells.

         In addition, all existing FPGAs not based on antifuse technology and certain CPLDs are reprogrammable, a feature that makes them more attractive to designers. The Company also believes that, if there were a downturn in the market for CPLDs and FPGAs, companies with broader product lines and longer-standing customer relationships may be in a stronger competitive position than Actel. Many of the Company's current competitors offer broader product lines and have significantly greater financial, technical, manufacturing, and marketing resources than Actel.

         Significant additional competition is possible from major domestic and international semiconductor suppliers. All such companies are larger, offer broader product lines, and have substantially greater financial and other resources than the Company, including the capability to manufacture their own wafers. Additional competition could adversely affect Actel's business, financial condition, or results of operations.

         The Company may also face competition from suppliers of logic products based on new or emerging technologies. The Company seeks to monitor developments in existing and emerging technologies. No assurance can be given that Actel will be able to compete successfully with suppliers offering products based on new or emerging technologies. In any event, given the intensity of the competition and the research and development being done, no assurance can be given that Actel's technologies will remain competitive.

         Dependence on Customized Manufacturing Processes

         Actel's antifuse-based FPGAs and, to a lesser extent, flash-based ProASIC FPGAs are manufactured using customized steps that are added to otherwise standard manufacturing processes of independent wafer suppliers. There is considerably less operating history for the customized processes steps than for the foundries' standard manufacturing processes. The dependence of Actel on customized processing steps means that, in contrast with competitors using standard manufacturing processes, the Company has more difficulty establishing relationships with independent wafer manufacturers, takes longer to qualify a new wafer manufacturer, takes longer to achieve satisfactory, sustainable wafer yields on new processes, may experience a higher incidence of production yield problems, must pay more for wafers, and generally will not obtain early access to the most advanced processes. These risks are particularly pronounced with respect to wafers intended for use in military and aerospace applications. Any of the above factors could be a material disadvantage against the competing products of Actel's competitors that use standard manufacturing processes. As a result of these factors, the Company's products typically have been fabricated using processes one or two generations behind the processes used on competing products. As a consequence, Actel to date has not fully realized the price and performance benefits of its antifuse technology. The Company is attempting to accelerate the rate at which its products are reduced to finer geometries and is working with its wafer suppliers to obtain earlier access to advanced processes, but no assurance can be given that such efforts will be successful.

         Dependence on Design Wins

         In order for the Company to sell an FPGA to a customer, the customer must incorporate the FPGA into the customer's product in the design phase. Actel therefore devotes substantial resources, which it may not recover through product sales, in support of potential customer design efforts (including, among other things, providing development system software) and to persuade potential customers to incorporate the Company's FPGAs into new or updated products. These efforts usually precede by many months (and often a year or more) the generation of volume FPGA sales, if any, by Actel. The value of any design win, moreover, will depend in large part upon the ultimate success of the customer's product. No assurance can be given that the Company will win sufficient designs or that any design win will result in significant revenues.

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

         Dependence on Independent Software and Hardware Developers

         Actel is dependent upon independent software and hardware developers for the development, maintenance, and support of certain elements of its Designer Series Development Systems software and of its Silicon Explorer debugging and verification tool, Activator and Silicon Sculptor device programmers, and sockets. The Company's reliance on independent software and hardware developers involves certain risks, including lack of control over development and delivery schedules and the availability of customer support. No assurance can be given that the Company's independent developers will be able to complete software and/or hardware under development, or provide updates or customer support in a timely manner, which could delay future software or FPGA releases and disrupt Actel's ability to provide customer support services. Any significant delays in the availability of the Company's software and/or hardware could be detrimental to the capability of the Company's new families of products to win designs, delay shipments and result in the loss of customers or revenues, or otherwise have a materially adverse effect on Actel's business, financial condition, or results of operations.

         Dependence on Independent Wafer Manufacturers

         Actel does not manufacture any of the wafers used in the production of its FPGAs. Such wafers are manufactured by Chartered Semiconductor in Singapore, Lockheed-Martin FSC in the United States, Matsushita in Japan, by UMC in Taiwan, and Winbond in Taiwan. The Company's reliance on independent wafer manufacturers to fabricate its wafers involves significant risks, including the risk of events limiting production and reducing yields, such as technical difficulties or damage to production facilities, lack of control over capacity allocation and delivery schedules, and potential lack of adequate capacity. These risks are particularly pronounced with respect to wafers intended for use in military and aerospace applications.

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

         Dependence on Key Personnel

         The success of the Company is dependent in large part on the continued service of its key management, engineering, marketing, sales, and support employees. Competition for qualified personnel is intense in the semiconductor industry, and the loss of Actel's key employees, or the inability of the Company to attract other qualified personnel, could have a materially adverse effect on Actel. The Company does not have employment agreements with any of its key employees.

         Dependence on Military and Aerospace Customers

Although Actel is unable to determine with certainty the ultimate uses of its products, the Company estimates that sales of its products to customers in the military and aerospace industries, which sometimes carry higher profit margins than sales of products to commercial customers, accounted for approximately one-quarter of revenues in 1998. In general, Actel believes that the military and aerospace industries have accounted for a significantly greater percentage of the Company's net revenues following the introduction of RH1280 in 1996. No assurance can be given that future sales to customers in the military and aerospace industries will continue at current volume or margin levels. In June 1994, Secretary of Defense William Perry directed that the Department of Defense adopt a new way of doing business as it relates to acquisition by avoiding government-unique requirements and relying more on the commercial marketplace. Under the Perry initiative, the Department of Defense must increase access to commercial state-of-the-art technology and must facilitate the adoption by its suppliers of business processes characteristic of world class suppliers. Integration of commercial and military development and manufacturing facilitates the development of dual-use processes and products and contributes to an expanded industrial base that is capable of meeting defense needs at lower costs. To that end, many of the cost-driving specifications that have been part of military procurements for many years have been cancelled in the interest of buying commercial products. The Company anticipates that this trend toward the use of commercial off-the-shelf (COTS) products will continue, and it may erode the revenues and/or margins that Actel derives from sales to customers in the military and aerospace industries, which could have a materially adverse effect on Actel's business, financial condition, or results of operations.

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

         Dividend Policy

         Actel has never declared or paid any cash dividends on its capital stock. The Company intends to retain any earnings for use in its business and does not anticipate paying any cash dividends in the future.
         Fluctuations in Operating Results

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

         One of the most important variables affecting the cost of the Company's products is manufacturing yields. With its customized antifuse and, to a lesser extent, flash manufacturing process requirements, Actel almost invariably experiences difficulties and delays in achieving satisfactory, sustainable yields on new processes or at new foundries. The Company introduced most members of the MX family and all members of the SX family in 1998. Until satisfactory yields are achieved on these new product families, they generally will be sold at lower gross margins than Actel's mature product families. Depending upon the rate at which sales of these new products ramp (and the MX and SX families are directed at high-volume users) and the extent to which they displace mature products, the lower gross margins could have a materially adverse effect on the Company's operating results. Similarly, Actel anticipates introducing the first members of its new ProASIC and RS families in 1999. Until satisfactory yields are achieved on these new product families, they generally will be sold at lower gross margins than Actel's mature product families and could have a materially adverse effect on the Company's operating results.

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

         Similarly, the Company anticipates introducing the first members of its new ProASIC and RS families in 1999. While these products are based on flash and SRAM process technologies, respectively, and are therefore less customized than an antifuse process, they are leading edge technologies and less familiar to Actel. The Company has always experienced difficulty achieving satisfactory, sustainable yields on new process technologies at new foundries, and does not believe that ProASIC or RS will be much different. Although Actel eventually has been able to overcome these difficulties in the past, no assurance can be given that it will be able to do so with respect to its ProASIC or RS products. In any event, until satisfactory yields are achieved on these new product families, they generally will be sold at lower gross margins than Actel's mature product families and could have a materially adverse effect on the Company's operating results.

         The fabrication of high-performance antifuse wafers or state-of-the-art flash or SRAM wafers is a complex process that requires a high degree of technical skill, state-of-the-art equipment, and effective cooperation between the wafer supplier and the circuit designer to produce acceptable yields. Minute impurities, errors in any step of the fabrication process, defects in the masks used to print circuits on a wafer, and other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to be non-functional. As is common in the semiconductor industry, the Company has from time to time experienced in the past, and expects that it will experience in the future, production yield problems and delivery delays. Any prolonged inability to obtain adequate yields or deliveries could adversely affect the Actel's business and operating results.

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

         Although the Company has obtained patents covering aspects of its FPGA architecture, logic modules, and certain techniques for manufacturing its antifuse, no assurance can be given that Actel's patents will be determined to be valid or that any assertions of infringement or invalidity by other parties (or claims for indemnity from customers resulting from any infringement claims) will not be successful. In the event of an adverse ruling in any litigation involving intellectual property, the Company could suffer significant (and possibly treble) monetary damages, which might have a materially adverse effect on Actel's business, financial condition, or results of operations. The Company may also be required to discontinue the use of infringing processes; cease the manufacture, use, and sale of infringing products; expend significant resources to develop non-infringing technology; or obtain licenses under patents that it is infringing. Although patent holders commonly offer licenses to alleged infringers, no assurance can be given that licenses will be offered or that the terms of any offered licenses will be acceptable to Actel. In the event of a successful claim against the Company, Actel's failure to develop or license a substitute technology on commercially reasonable terms would have a materially adverse effect on the Company's business, financial condition, and results of operations.

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

         Reliance on Distributors

         In 1998, more than half of Actel's sales in the United States and virtually all of the Company's sales outside the United States were made through distributors. Three of Actel's distributors, Wyle/Unique, Arrow, and Pioneer, accounted for approximately 14%, 14%, and 9%, respectively, of the Company's net revenues in 1998. No assurance can be given that future sales by these or other distributors will continue at current levels or that the Company will be able to retain its current distributors on terms that are acceptable to Actel.

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

         Actel defers recognition of revenue on shipments to distributors until the product is resold by the distributor to the end user. The Company's distributors have on occasion built inventories in anticipation of substantial growth in sales and, when such growth did not occur as rapidly as anticipated, substantially decreased the amount of product ordered from Actel in subsequent quarters. Such a slowdown in orders would generally reduce the Company's profit margins on future sales of higher cost products because Actel would be unable to take advantage of any manufacturing cost reductions while the distributor depleted its inventory at lower average selling prices. In addition, while the Company believes that its major distributors are currently adequately capitalized, no assurance can be given that one or more of Actel's distributors will not experience financial difficulties. The failure of one or more of the Company's distributors to pay for products ordered from Actel or to continue operations because of financial difficulties or for other reasons could have a materially adverse effect on the Company's business, financial condition, or results of operations.

         Reliance on International Sales

         Sales to customers located outside the United States accounted for approximately 33%, 31%, and 33% of net revenues for 1998, 1997, and 1996, respectively. Actel expects that revenues derived from international sales will continue to represent a significant portion of its total revenues. International sales are subject to a variety of risks, including longer payment cycles, greater difficulty in accounts receivable collection, currency restrictions, tariffs, trade barriers, taxes, export license requirements, and the impact of recessionary environments in economies outside the United States. All of the Company's foreign sales are denominated in U.S. dollars, so Actel's products become less price competitive in countries with currencies that are declining in value against the dollar. In addition, since virtually all of the Company's foreign sales are made through distributors, such sales are subject to the risks described above in "Reliance on Distributors."

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

         Software Development Challenges

         The computational complexities are not yet well understood for the software tools required to support the largest members of the RS family of products. It is anticipated that both the computational memory capacities and tool runtimes will be several times greater than those required for Actel's current antifuse products, which are significantly smaller. It is expected that the Company will need to develop and deploy tools incorporating significantly more compact, memory-resident data structures, which must be combined with algorithms capable of dealing very efficiently with the large circuit sizes.

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

         Actel is scheduled to introduce members of the ProASIC and RS families in 1999. No assurance can be given that the Company's design and introduction schedules for such products or the supporting software will be met or that such products will be well-received by customers. No assurance can be given that any other new products will gain market acceptance or that the Company will respond effectively to new technological changes or new product announcements by others. Any failure of Actel to successfully define, develop, market, manufacture, assemble, or test competitive new products could have a materially adverse effect on its business, financial condition, or results of operations.

         The Company must also continue to make significant investments in research and development to develop new products and achieve market acceptance for such products. Actel conducts most of its research and development activities at facilities operated by its foundries. Although the Company has not to date experienced any significant difficulty in obtaining access to its current facilities, no assurance can be given that access will not be limited or that such facilities will be adequate to meet Actel's needs in the future.

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

         Based on recent assessments, the Company determined that it would be required to upgrade, modify, and/or replace portions of its internal software and certain internal hardware so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that, with modifications or replacements of existing software and certain hardware, the impact of the Year 2000 issue can be mitigated. However, if the modifications and replacements are not made on a timely basis, no assurance can be given that the Company's internal networks, desktops, and test equipment will be operational, or that third party vendors will be able to meet the Company's production needs.

         The Company's plan to resolve the Year 2000 issue involves the following four phases: inventory, assessment, remediation, and testing/implementation. The Company has completed its inventory and assessment of information technology ("IT") and non-information technology ("Non-IT") systems that could be significantly affected by the Year 2000. The assessment indicated that most of the Company's significant IT systems could be affected, particularly the order entry, general ledger, billing, and inventory systems. Non-IT systems that could be affected include testers and bar-code devices used in various aspects of the manufacturing and shipping process.

         Based on a review of its product lines (FPGA devices and programming software and hardware), the Company has determined that the majority of its products it has sold and will continue to sell do not require remediation to be Year 2000 compliant. Accordingly, the Company does not believe that the Year 2000 presents a material exposure as it relates to the Company's products.

         With respect to its IT exposure, to date the Company has completed the remediation of its ERP systems (systems for order entry, general ledger, billing, production tracking, inventory and shipping) by upgrading to year 2000 compliant versions. Once software is reprogrammed or replaced for a system, testing and implementation are carried out. These phases run concurrently for different systems. The Company plans to have most IT systems fully tested and implemented by June 30, 1999, with 100% completion targeted for September 30, 1999.

         The remediation of Non-IT systems is significantly more difficult than remediation of IT systems due to the dependency on manufacturers for information on the Year 2000 compliance status of the various components and products. The Company is 30% complete with the remediation phase of its Non-IT systems. The Company expects to complete its remediation of Non-IT systems by June 30, 1999. Testing and implementation of affected equipment is expected to be fully completed by September 30, 1999.

         The Company has queried all of its significant suppliers and subcontractors ("Suppliers"). To date, the Company is not aware of any Supplier with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that its Suppliers will be Year 2000 ready. The inability of Suppliers to complete their Year 2000 compliance process in a timely fashion could materially and adversely impact the Company.

         The Company will utilize both internal and external resources to reprogram or replace, test, and implement the software and embedded systems for Year 2000 modifications. To date, the Company has incurred approximately $0.5 million of expenses on efforts directed solely at Year 2000 compliance. The total cost of the Year 2000 project is not expected to exceed $2.0 million and is being funded through operating cash flows.

         Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. The Company believes that it is more likely to experience Year 2000 problems with the systems of Suppliers rather than with the Company's internal systems or products. The Company's Year 2000 program includes efforts to assess the Year 2000 compliance of its Suppliers.

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

Executive Officers of the Registrant

        The following table identifies each executive officer of Actel as of March 31, 1999:

              Name                 Age                          Position
-------------------------------   ----   -----------------------------------------------------
John C. East...................    54    President and Chief Executive Officer
Henry L. Perret................    53    Vice President of Finance and Chief Financial Officer
Esmat Z. Hamdy.................    49    Senior Vice President of Technology & Operations
Carl N. Burrow.................    38    Vice President of Marketing
Anthony Farinaro...............    36    Vice President & General Manager of Design Services
Paul V. Indaco.................    48    Vice President of Worldwide Sales
Suzanne M. Kinner..............    35    Vice President of Human Resources
Fares N. Mubarak...............    37    Vice President of Engineering
Robert J. Smith, II............    54    Vice President of Software
David L. Van De Hey............    43    Vice President & General Counsel and Secretary

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

        Mr. Farinaro joined Actel in August 1998 as Vice President & General Manager of Design Services. From February 1990 until joining Actel, he held various engineering and management positions with GateField (formally Zycad Corporation until 1997), a semiconductor company, with the most recent position of Vice President of Application & Design Services. From 1985 to 1990, Mr. Farinaro held various engineering and management positions at Singer Kearfott, an aerospace electronics company, and it's spin-off, Plessey Electronic Systems Corporation.

        Mr. Indaco joined Actel in March 1999 as Vice President of Worldwide Sales. From March 1999 until joining the Company, he served as Vice President of Sales for Chip Express, a semiconductor manufacturer. From January 1996 to February 1999, Mr. Indaco held senior sales management positions with Redwood Microsystems, a semiconductor manufacturer. From October 1994 to January 1996, he held senior sales management positions with LSI Logic, a semiconductor manufacturer. From March 1984 to October 1994, Mr. Indaco held various field engineering sales and marketing for Intel Corporation, a semiconductor manufacturer. From July 1978 to February 1984, he held various field engineering sales and marketing for Texas Instruments, a semiconductor manufacturer.

        Ms. Kinner joined Actel in March 1999 as Vice President of Human Resources. From November 1994 until joining the Company, she held human resource management positions at S3 Inc., a semiconductor manufacturer. From August 1985 to November 1994, Ms. Kinner held various human resources position for Mentor Graphics, an ECD supplier.

        Mr. Mubarak joined the Company in November 1992, was Director of Product and Test Engineering until October 1997, and has been Vice President of Engineering since October 1997. From 1989 until joining Actel, he held various engineering and engineering management positions with Samsung Semiconductor Inc., a semiconductor manufacturer, and its spin-off, IC Works, Inc. From 1984 to 1989, Mr. Mubarak held various engineering, product planning, and engineering management positions with Advanced Micro Devices, a semiconductor manufacturer.

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

ITEM 2. PROPERTIES

        Actel's principal administrative, marketing, sales, customer support, design, research and development, and testing facilities are located in Sunnyvale, California, in three buildings that comprise approximately 138,000 square feet. These buildings are leased through June 2003, and the Company has a renewal option for an additional five-year term. Actel also leases sales offices in the metropolitan areas of Atlanta, Baltimore, Basingstoke (England), Boston, Chicago, Dallas, Denver, Hong Kong (China), Kanata (Ontario) Los Angeles, Milano (Italy), Minneapolis, Munich (Germany), Orlando, Paris (France), Philadelphia, Raleigh, Seoul (Korea), Taipei (Taiwan), and Tokyo (Japan), as well as the facilities of the Design Services Group in Mt. Arlington, New Jersey. The Company believes its facilities will be adequate for its needs in 1999, but is investigating options for continued expansion beyond that time.

ITEM 3. LEGAL

        There are no pending legal proceedings of a material nature to which Actel is a party or of which any of its property is the subject. There are no such legal proceedings known by the Company to be contemplated by any governmental authority.

        QuickLogic

        During the third quarter of 1998, the Company and QuickLogic agreed to settle and dismiss the two patent infringement actions between the parties pending before the United States Court for the Northern District of California, San Jose Division. The actions were dismissed on September 4, 1998. As part of the settlement, the Company and QuickLogic entered into a Patent Cross License Agreement. Management is satisfied with the terms of the settlement, which is immaterial to the Company's business, financial condition, or operating results.

        Lemelson

        During the third quarter of 1998, the Lemelson Medical, Education & Research Foundation (the "Foundation"), filed a lawsuit in the United States District Court for the District of Arizona, against the Company and 25 other United States semiconductor companies seeking monetary damages and injunctive relief based on such companies' alleged infringement of certain patents held by the Foundation. The action was dismissed as to the Company on December 8, 1998, pursuant to the terms of a settlement agreement between the Foundation and the Company. The settlement is immaterial to the Company's business, financial condition, or operating results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

        The information appearing under the caption "Stock Listing" in the Registrant's annual report to security holders for the fiscal year ended January 2, 1999 (the "1998 Annual Report"), is incorporated herein by this reference.

ITEM 6. SELECTED FINANCIAL DATA

        The information appearing under the caption "Selected Consolidated Financial Data" in the 1998 Annual Report is incorporated herein by this reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information appearing under the caption "Management's Discussion and Analysis of Financial Conditions and Results of Operations" of the 1998 Annual Report is incorporated herein by this reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information appearing under the captions "Consolidated Balance Sheets," "Consolidated Statements of Income," "Consolidated Statements of
Shareholders' Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements," and "Report of Ernst & Young LLP, Independent Auditors" in the 1998 Annual Report is incorporated herein by this reference.

ITEM 9. CHANGES  IN  AND  DISAGREEMENTS   WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
        FINANCIAL DISCLOSURE

        None.

                                    PART III

        Except for the information specifically incorporated by reference from Actel's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 29, 1999, as filed on or about April 9, 1999, with the Securities and Exchange Commission (the "1999 Proxy Statement") in Part III of this Annual Report on Form 10-K, the 1999 Proxy Statement shall not be deemed to be filed as part of this Report. Without limiting the foregoing, the information under the captions "Compensation Committee Report" and "Company Stock Performance" under the main caption "OTHER INFORMATION" in the 1999 Proxy Statement are not incorporated by reference in this Annual Report on Form 10-K.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information regarding the identification and business experience of Actel's directors under the caption "Nominees" under the main caption "PROPOSAL NO. 1 -- ELECTION OF DIRECTORS" in the 1999 Proxy Statement and the information under the main caption "COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934" in the 1999 Proxy Statement are incorporated herein by this reference. For information regarding the identification and business experience of Actel's executive officers, see "Executive Officers of the Registrant" at the end of Item 1 in Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

        The information under the caption "Director Compensation" under the main caption "PROPOSAL NO. 1 -- ELECTION OF DIRECTORS" in the 1999 Proxy Statement and the information under the caption "Executive Compensation" under the main caption "OTHER INFORMATION" in the 1999 Proxy Statement are incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information under the caption "Share Ownership" under the main caption "INFORMATION CONCERNING SOLICITATION AND VOTING" in the 1999 Proxy Statement and the information under the caption "Security Ownership of Management" under the main caption "OTHER INFORMATION" in the 1999 Proxy Statement are incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information under the caption "Certain Transactions" under the main caption "OTHER INFORMATION" in the 1999 Proxy Statement is incorporated herein by this reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

        (a) The following documents are filed as part of this Annual Report on Form 10-K:

               (1) Financial Statements. The following consolidated financial statements of Actel Corporation included in the 1998 Annual Report are incorporated by reference in Item 8 of this Annual Report on Form 10-K:

                     Consolidated balance sheets at December 31, 1998 and 1997

                     Consolidated statements of income for each of the three years in the period ended December 31, 1998

                     Consolidated statements of shareholders' equity for each of the three years in the period ended December 31, 1998

                     Consolidated statements of cash flows for each of the three years in the period ended December 31, 1998

                     Notes to consolidated financial statements

               (2)  Financial  Statement   Schedule.   The  financial  statement
        schedule listed under 14(d) hereof is filed with this Annual Report on Form 10-K.

               (3) Exhibits. The exhibits listed under Item 14(c) hereof are filed with, or incorporated by reference into, this Annual Report on Form 10-K.

        (b) Reports on Form 8-K. Actel filed no reports on Form 8-K during the quarter ended January 3, 1999.

        (c)  Exhibits.   The  following  exhibits  are  filed  as  part  of,  or
incorporated by reference into, this Report on Form 10-K:

 Exhibit Number                             Description
------------------ -------------------------------------------------------------

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

     10.2 (2) 1986 Incentive Stock Option Plan, as amended and restated (filed as Exhibit 10.2 to the Registrant's Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended December 29, 1996).

     10.3 (2) 1993 Directors' Stock Option Plan, as amended and restated (filed as Exhibit 10.3 to the Registrant's Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended December 28, 1997).

     10.4 (2) 1993 Employee Stock Purchase Plan, as amended and restated (filed as Exhibit 10.4 to the Registrant's Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended December 28, 1997).

     10.5 (2) 1995 Employee and Consultant Stock Plan, as amended and restated (filed as Exhibit 10.5 to the Registrant's Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended December 29, 1996).

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

     10.12 (1)     Foundry  Agreement  dated as of June 29,  1995,  between  the
                   Registrant and Matsushita  Electric  Industrial  Co., Ltd and
                   Matsushita Electronics Corporation (filed as Exhibit 10.25 to the Registrant's Quarterly Report on Form 10-Q (File No.
                   0-21970) for the quarterly period ended July 2, 1995).

     10.13 Lease Agreement for the Registrant's offices in Sunnyvale, California, dated May 10, 1995 (filed as Exhibit 10.19 to the Registrant's Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended December 31, 1995).

     10.14 (1)     License  Agreement  dated as of March 6,  1995,  between  the
                   Registrant  and BTR,  Inc.  (filed  as  Exhibit  10.20 to the
                   Registrant's Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended December 29, 1996).

     10.15 Asset Purchase Agreement dated August 14, 1998, between GateField Corporation and Actel Corporation (filed as Exhibit
                   2.1 to GateField Corporation's Current Report on Form 8-K (File No. 0-13244) on August 14, 1998, and incorporated herein by this reference).

     10.16 Series C Preferred Stock Purchase Agreement dated August 14, 1998 between GateField Corporation and Actel Corporation (filed as Exhibit 4.1 to GateField Corporation's Current Report on Form 8-K/A (File No. 0-13244) on August 31, 1998, and incorporated herein by this reference).

     10.17 Product Marketing Agreement dated August 14, 1998, between the GateField Corporation and Actel Corporation (filed as
                   Exhibit 10.24 to GateField Corporation's Quarterly Report on Form 10-Q (File No. 0-13244) on November 19, 1998, and incorporated herein by this reference.)

     10.18 License Agreement dated August 14, 1998, between GateField Corporation and Actel Corporation (filed as Exhibit 10.25 to GateField Corporation's Quarterly Report on Form 10-Q (File No. 0-13244) on November 19, 1998, and incorporated herein by this reference.)

     10.19 (1)     Patent Cross License Agreement dated August 25, 1998, between
                   Actel Corporation and QuickLogic Corporation.

     13 Portions of Registrant's Annual Report to Shareholders for the fiscal year ended January 2, 1999, incorporated by reference into this Report on Form 10-K.

     21            Subsidiaries of Registrant

     23            Consent of Ernst & Young LLP,  Independent Auditors

     24            Power of Attorney
------------------

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


        (d) Financial Statement Schedule. The following financial statement schedule of Actel Corporation is filed as part of this Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements of Actel Corporation, including the notes thereto, and the Report of Independent Auditors with respect thereto:

    Schedule                          Description                        Page
---------------  ----------------------------------------------------- ---------
       II                   Valuation and qualifying accounts             --

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

                                    ACTEL CORPORATION




April 2, 1999                       By:            /s/ John C. East
                                       -----------------------------------------
                                                     John C. East
                                        President and Chief Executive Officer

                                                                     SCHEDULE II

                                ACTEL CORPORATION

                         -------------------------------

                        Valuation and Qualifying Accounts
                                 (in thousands)


                                                   Balance at                         Balance at
                                                   beginning                            end of
                                                   of period   Provisions Write-Offs    period
                                                   ----------  ---------- ----------  ----------
Allowance for doubtful accounts:
  Year ended December 31, 1996..................   $      567  $       81 $       15  $      633
  Year ended December 31, 1997..................          633       1,611        612       1,632
  Year ended December 31, 1998..................        1,632           5         83       1,554