Form 10-Q
period 1999-04-04
ACTEL CORP
filed 1999-05-19
CIK 907687

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                     --------------------------------------

                                    FORM 10-Q

(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended April 4, 1999

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

     Number  of  shares  of  Common  Stock  outstanding  as  of  May  18,  1999:
21,495,646.

                         PART I -- FINANCIAL INFORMATION

Item 1.       Financial Statements.

                                ACTEL CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
               (unaudited, in thousands except per share amounts)


                                                                                       Three Months Ended
                                                                            ----------------------------------------
                                                                              Apr. 4,       Mar. 29,      Jan. 3,
                                                                                1999          1998          1999
                                                                            ------------  ------------  ------------
Net revenues............................................................    $     40,838  $     38,465  $     40,174
Costs and expenses:
   Cost of revenues.....................................................          15,994        15,785        15,797
   Research and development.............................................           8,447         7,250         8,483
   Selling, general, and administrative.................................          10,931        10,581        10,359
                                                                            ------------  ------------  ------------
         Total costs and expenses.......................................          35,372        33,616        34,639
                                                                            ------------  ------------  ------------
Income from operations..................................................           5,466         4,849         5,535
Interest income and other, net..........................................             741           544           565
                                                                            ------------  ------------  ------------
Income before tax provision.............................................           6,207         5,393         6,100
Tax provision...........................................................           1,986         1,780         1,982
                                                                            ------------  ------------  ------------
Net income..............................................................    $      4,221  $      3,613  $      4,118
                                                                            ============  ============  ============
Net income per share:
   Basic................................................................    $       0.20  $       0.17  $       0.20
                                                                            ============  ============  ============
   Diluted..............................................................    $       0.19  $       0.17  $       0.19
                                                                            ============  ============  ============

Shares used in computing net income per share:
   Basic................................................................          21,347        21,163        21,091
                                                                            ============  ============  ============
   Diluted..............................................................          21,673        21,864        22,201
                                                                            ============  ============  ============

                                ACTEL CORPORATION

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)


                                                                                            Apr. 4,       Jan. 3,
                                                                                              1999          1999
                                                                                          ------------  ------------
                                                                                          (unaudited)         *
                                                      ASSETS
Current assets:
   Cash and cash equivalents...........................................................   $     11,339  $     13,947
   Short-term investments..............................................................         66,069        56,449
   Accounts receivable, net............................................................         21,755        20,820
   Inventories, net....................................................................         24,948        25,669
   Deferred income taxes...............................................................         16,922        18,169
   Other current assets................................................................          4,084         3,458
                                                                                          ------------  ------------
         Total current assets..........................................................        145,117       138,512
Property and equipment, net............................................................         13,917        14,592
Investment in Chartered Semiconductor..................................................         10,680        10,680
Other assets...........................................................................         17,781        15,924
                                                                                          ------------  ------------
                                                                                          $    187,495  $    179,708
                                                                                          ============  ============
                                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable....................................................................   $      9,482  $     11,525
   Accrued salaries and employee benefits..............................................          3,127         4,960
   Other accrued liabilities...........................................................          6,864         4,198
   Deferred income.....................................................................         34,345        31,971
                                                                                          ------------  ------------
         Total current liabilities.....................................................         53,818        52,654

Shareholders' equity:
   Common stock........................................................................             21            21
   Additional paid-in capital..........................................................         94,590        92,092
   Accumulated earnings................................................................         38,984        34,763
   Accumulated other comprehensive income..............................................             82           178
                                                                                          ------------  ------------
         Total shareholders' equity....................................................        133,677       127,054
                                                                                          ------------  ------------
                                                                                          $    187,495  $    179,708
                                                                                          ============  ============
-----------------------------------------------------------

    *       The balance sheet at January 3, 1999, has been derived from the audited financial statements at that date.  See Notes to Consolidated Condensed Financial Statements.

                                ACTEL CORPORATION

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                                                              Three Months Ended
                                                                                          ------------  ------------
                                                                                            Apr. 4,       Mar. 29,
                                                                                              1999          1998
                                                                                          ------------  ------------
Operating activities:
   Net income..........................................................................   $      4,221  $      3,613
   Adjustments  to  reconcile  net  income  to net cash  provided  by  operating activities:
     Depreciation and amortization.....................................................          2,396         2,423
     Changes in operating assets and liabilities:
       Accounts receivable.............................................................           (935)        3,949
       Inventories.....................................................................            721          (240)
       Other current assets............................................................           (776)       (1,071)
       Accounts payable, accrued salaries and employee benefits, and other accrued
         liabilities...................................................................         (1,210)       (1,968)
       Deferred income.................................................................          2,374          (407)
       Deferred income taxes...........................................................          1,247          (347)
                                                                                          ------------  ------------
   Net cash provided by operating activities...........................................          8,038         5,952
                                                                                          ------------  ------------

Investing activities:
   Purchases of property and equipment.................................................         (1,231)       (1,776)
   Purchases of short-term investments.................................................        (29,148)      (53,882)
   Sales of short-term investments.....................................................         19,432        46,388
   Other assets........................................................................         (2,197)         (125)
                                                                                          ------------  ------------
   Net cash used in investing activities...............................................        (13,144)       (9,395)
                                                                                          ------------  ------------

Financing activities:
   Sale of common stock................................................................          2,498         2,101
                                                                                          ------------  ------------
   Net cash provided by financing activities...........................................          2,498         2,101
                                                                                          ------------  ------------

Net increase (decrease) in cash and cash equivalents...................................         (2,608)       (1,342)
Cash and cash equivalents, beginning of period.........................................         13,947         7,763
                                                                                          ------------  ------------
Cash and cash equivalents, end of period...............................................   $     11,339  $      6,421
                                                                                          ============  ============

Supplemental  disclosures of cash flows  information and non-cash  investing and financing activities:
   Cash paid for taxes.................................................................   $        579  $         45


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

         The interim financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended January 3, 1999.

         The results of operations for the three months ended April 4, 1999, are not necessarily indicative of results that may be expected for the entire year ending January 2, 2000.

2.       Recent Accounting Pronouncements

         As of January 4, 1999, the Company adopted Statement of Position 98-1, "Accounting For the Costs of Computer Software Developed or Obtained For Internal Use" ("SOP 98-1"). SOP 98-1 provides guidelines for accounting for costs of computer software developed for internal use. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The adoption of SOP 98-1 has not materially impacted the Company's results of operations or financial position.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is required to be adopted in years beginning after June 15, 1999. The Company is currently evaluating the impact that the adoption of SFAS 133 will have on future results of operations or financial position.

3.       Inventories

         Inventories consist of the following:

                                                                                            Apr. 4,       Jan. 3,
                                                                                              1999          1999
                                                                                          ------------  ------------
Inventories:
   Purchased parts and raw materials...................................................   $      1,445  $      1,285
   Work-in-process.....................................................................         11,988        12,052
   Finished goods......................................................................         11,515        12,332
                                                                                          ------------  ------------
                                                                                          $     24,948  $     25,669
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

4.       Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"):

                                                                                              Three Months Ended
                                                                                          ------------  ------------
                                                                                            Apr. 4,       Mar. 29,
                                                                                              1999          1998
                                                                                          ------------  ------------
                                                                                          (in thousands, except per
                                                                                                share amounts)
Basic:
Average common shares outstanding......................................................         21,347        21,163
Shares used in computing net income per share..........................................         21,347        21,163
                                                                                          ============  ============
Net income.............................................................................   $      4,221  $      3,613
                                                                                          ============  ============
Net income per share...................................................................   $       0.20  $       0.17
                                                                                          ============  ============
Diluted:
Average common shares outstanding......................................................         21,347        21,163
Net effect of dilutive stock options - based on the treasury stock method..............          1,326           701
Shares used in computing net income per share..........................................         22,673        21,864
                                                                                          ============  ============
Net income.............................................................................   $      4,221  $      3,613
                                                                                          ============  ============
Net income per share...................................................................   $       0.19  $       0.17
                                                                                          ============  ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

         All forward-looking statements contained in this Quarterly Report on Form 10-Q, including all forward-looking statements contained in any document incorporated herein by reference, are made pursuant to the safe harbor provisions of the Public Securities Litigation Reform Act of 1995. Words such as "anticipates," "believes," "estimates," "expects," intends," "plans," "seeks," and variations of such words and similar expressions are intended to identify the forward-looking statements. The forward-looking statements include projections relating to trends in markets, revenues, average selling prices, gross margin, wafer yields, research and development expenditures, selling, general, and administrative expenditures, and the Year 2000 compliance issue. All forward-looking statements are based on current expectations and projections about the semiconductor industry and programmable logic market, and assumptions made by the Company's management that reflect its best judgment based on other factors currently known by management, but they are not guarantees of future performance. Accordingly, actual events and results may differ materially from those expressed or forecast in the forward-looking statements due to the risk factors identified herein or for other reasons. Actel undertakes no obligation to update any forward-looking statement contained or incorporated by reference in this Quarterly Report on Form 10-Q.

Results of Operations

         Net Revenues

         Net revenues for the first quarter of fiscal 1999 were a record $40.8 million, which represents an increase of 2% compared with the Company's net revenues for the fourth quarter of 1998 and an increase of 6% compared with the Company's net revenues for the first quarter of 1998.

         The increase in sequential quarterly net revenues resulted primarily from a 8% increase in unit sales of field programmable gate arrays ("FPGAs"), while the overall average selling price (ASP) declined by 6%. The ASP on commercial products remained flat and the ASP on space and military products was down about 13% as the mix changed to include a higher percentage of the lower ASP Rad Tolerant devices.

         The year-to-year increase in quarterly net revenues was driven by an increase of 21% in unit shipments, which was offset by a decline in the ASP of 14%. The decline in the ASP was driven by a higher percentage of shipments of MX product, coupled with normal average selling price erosion.

         As is typical in the semiconductor industry, the average selling prices of the Company's products generally decline over the lives of such products. To increase revenues, the Company seeks to increase unit sales of existing products, principally by reducing prices, and to introduce and sell new products. No assurance can be given that these efforts will be successful.

         Gross Margin

         Gross margin for the first quarter of 1999 was a record 60.8% of net revenues, compared with 60.7% of net revenues for the fourth quarter of 1998 and 59.0% for the first quarter of 1998.

         The improved margin vs. the fourth quarter of 1998 and the first quarter of 1998 was driven by a number of items: continued reduction of wafer costs at all foundries; improved sort yields, especially on newer products; and better utilization of manufacturing capacity.

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

         Research and Development

         Research and development expenditures for the first quarter of 1999 were $8.4 million, or 21% of net revenues, compared with $8.5 million, or 21% of net revenues, for the fourth quarter of 1998 and $7.3 million, or 19% of revenues, for the first quarter of 1998. The increased spending in the first quarter of 1999 compared to the first quarter of 1998 was primarily driven by the need to accelerate the introduction of new products.

         Selling, General, and Administrative

         Selling, general, and administrative expenses for the first quarter of 1999 were $10.9 million, or 27% of net revenues, compared with $10.4 million, or 26% of net revenues, for the fourth quarter of 1998 and $10.6 million, or 28% of net revenues, for the first quarter of 1998.

         Selling, general, and administrative expenses for the first quarter were in line with the Company's expectations. It was slightly higher in the first quarter of 1999 vs. the fourth quarter of 1998 due to increased spending in marketing and a settlement payment for terminating a distribution arrangement. As a percent of sales, it was slightly offset due to the revenue increase in the quarter.

         Interest Income and Other

         Interest and other income for the first quarter of 1999 was $741, compared to $565 in the fourth quarter of 1998 and $544 for the first quarter of 1998. Increase was driven primarily by increased cash, cash equivalents, and short term investments available for investing by the Company.

         Tax Provision

         The Company's effective tax rate for the three months ended April 4, 1999, was 32.0% compared with 32.5% for the fourth quarter 0f 1998 and 33% for the first quarter of 1998. This rate is based on the estimated annual tax rate complying with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This rate differs from the federal statutory rate due primarily to state income taxes (net of federal benefit), the benefits of research and development credits, tax exempt income, and recognition of certain deferred tax assets subject to valuation allowances as of January 3, 1998.

Liquidity and Capital Resources

         At the end of the first quarter of 1999, the Company's cash, cash equivalents, and short-term investments were $77.4 million, compared with $70.4 million at the beginning of fiscal 1999. The amount of cash, cash equivalents, and short-term investments increased principally because of cash provided by operations.

         The Company believes that existing cash, cash equivalents, and short-term investments, together with cash from operations, will be sufficient to meet its cash requirements for the foreseeable future. A portion of available cash may be used for investment in or acquisition of complementary businesses, products, or technologies.

         The Company has a line of credit with a bank that provides for borrowings not to exceed $5,000,000. The agreement contains covenants that require the Company to maintain certain financial ratios and levels of net worth. As of April 4, 1999, the Company was in compliance with the covenants for the line of credit. Borrowings against the line of credit bear interest at the bank's prime rate. There were no borrowings against the line of credit at April 4, 1999. The line of credit, which expires in May 2000, may be terminated by either party upon not less than thirty days' prior written notice.

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

Additional Quarterly Information

         The following table presents certain unaudited quarterly results for each of the eight quarters in the period ended April 4, 1999. In the opinion of management, all necessary adjustments (consisting only of normal recurring accruals) have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements of the Company and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 3, 1999. These quarterly operating results are not necessarily indicative of the results for any future period.


                                                                             Three Months Ended
                                         -------------------------------------------------------------------------------------------
                                          Apr. 4,     Jan. 3,    Oct. 4,     Jun 28,    Mar. 29,   Dec. 28,   Sept. 28,   June 29,
                                            1999       1999        1998       1998        1998       1997        1997       1997
                                         ----------  ---------  ----------  ----------  ---------  ----------  ---------  ----------
                                                             (unaudited, in thousands except per share amounts)
Statement of Operations Data:
Net revenues..........................   $   40,838  $  40,174  $   38,628  $   37,160  $  38,465  $   37,012  $  38,220  $   40,823
Cost of revenues......................       15,994     15,797      15,245      14,815     15,785      15,287     15,788      16,731
Gross profit..........................       24,844     24,377      23,383      22,345     22,680      21,725     22,432      24,092
Research and development..............        8,447      8,483       7,960       7,527      7,250       6,816      6,641       6,461
Selling, general, and administrative..       10,931     10,359      10,411      10,392     10,581      10,313     10,355      10,394
Income from operations................        5,466      5,535       5,012       4,426      4,849       4,596      5,436       7,237
Net income............................   $    4,221  $   4,118  $    3,837  $    3,419  $   3,613  $    3,382  $   3,921  $    4,934
Net income per share:
  Basic...............................   $     0.20  $    0.20  $     0.18  $     0.16  $    0.17  $     0.16  $    0.19  $     0.24
  Diluted.............................   $     0.19  $    0.19  $     0.18  $     0.16  $    0.17  $     0.16  $    0.18  $     0.23
Shares used in computing net income
  per share:
  Basic...............................       21,347     21,091      21,449      21,288     21,163      21,032     20,956      20,834
  Diluted.............................       22,673     22,201      21,724      21,968     21,864      21,623     22,172      21,890

                                                                             Three Months Ended
                                         -------------------------------------------------------------------------------------------
                                          Apr. 4,     Jan. 3,    Oct. 4,     Jun 28,    Mar. 29,   Dec. 28,   Sept. 28,   June 29,
                                            1999       1999        1998       1998        1998       1997        1997       1997
                                         ----------  ---------  ----------  ----------  ---------  ----------  ---------  ----------
As a Percentage of Net Revenues:
Net revenues..........................      100.0%      100.0%     100.0%      100.0%     100.0%      100.0%     100.0%      100.0%
Cost of revenues......................       39.2        39.3       39.5        39.9       41.0        41.3       41.3        41.0
Gross margin..........................       60.8        60.7       60.5        60.1       59.0        58.7       58.7        59.0
Research and development..............       20.7        21.1       20.6        20.3       18.9        18.4       17.4        15.8
Selling, general, and administrative..       26.7        25.8       27.0        28.0       27.5        27.9       27.1        25.5
Income from operations................       13.4        13.8       13.0        11.9       12.6        12.4       14.2        17.7
Net income............................       10.3        10.3        9.9         9.2        9.4         9.1       10.3        12.1

Year 2000 Risks

         The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. The failure of internal systems to correctly recognize and process date information beyond the year 1999 could result in miscalculations, classification errors or system failures that could have a material impact on the operations of the Company.

         The Company's plan to resolve the Year 2000 issue involves the following four phases: inventory, assessment, remediation, and testing/implementation. Based on assessments performed, the Company determined that it would be required to upgrade, modify, and/or replace portions of its internal software and certain internal hardware so that those systems would properly utilize dates beyond December 31, 1999. The Company presently believes that, with modifications or replacements of identified software and hardware, the impact of the Year 2000 issue can be mitigated. However, if the modifications and replacements are not made on a timely basis, no assurance can be given that the Company's internal networks, desktops, and test equipment will be operational, or that third party vendors will be able to meet the Company's production needs.

         The Company has completed its inventory and assessment of information technology ("IT") and non-information technology ("Non-IT") systems that could be significantly affected by the Year 2000. The assessment indicated that most of the Company's significant IT systems could be affected, particularly the order entry, general ledger, billing, and inventory systems. As a result the Company has upgraded its Enterprise Resource Planning (ERP) systems to versions that are Year 2000 compliant based on vendor assurances. Non-IT systems that could be affected include testers and bar-code devices used in various aspects of the manufacturing and shipping process.

         Based on a review of its product lines (FPGA devices and programming software and hardware), the Company has determined that the majority of its products it has sold and those it will continue to sell do not require remediation to be Year 2000 compliant. Accordingly, the Company does not believe that the Year 2000 presents a material exposure as it relates to the Company's products.

         With respect to its IT exposure, to date the Company has completed the upgrade of its ERP systems (systems for order entry, general ledger, billing, production tracking, inventory and shipping) by upgrading to Year 2000 compliant versions. The Company plans to have most of the remaining IT systems fully tested and implemented by June 30, 1999, with 100% completion targeted for September 30, 1999.

         The remediation of Non-IT systems is significantly more difficult than remediation of IT systems due to the dependency on manufacturers for information on the Year 2000 compliance status of the various components and products. The Company is 50% complete with the remediation phase of its Non-IT systems. The Company expects to complete its remediation of Non-IT systems by June 30, 1999. Testing and implementation of affected equipment is expected to be fully completed until September 30, 1999.

         The Company has queried all of its significant suppliers and subcontractors ("suppliers") and major distributors. To date, the Company is not aware of any supplier or distributor with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that its suppliers will be Year 2000 ready. The inability of suppliers to complete their Year 2000 compliance process in a timely fashion could materially and adversely impact the Company by impeding the production process and the ability of the Company to fulfill customer orders. The failure of distributors due to Year 2000 problems could temporarily reduce or delay the placement of orders for the Company's products or temporarily inhibit the resale of those products to end customers.

         The Company will utilize both internal and external resources to reprogram or replace, test, and implement the software and embedded systems for Year 2000 modifications. To date, the Company has incurred approximately $0.7 million of expenses on efforts directed solely at Year 2000 compliance. The total cost of the Year 2000 project is not expected to exceed $2.0 million and is being funded through operating cash flows.

          The Company is currently in the process of developing contingency plans designed to deal with Year 2000 issues that could have a material and adverse effect on its business processes. The Company intends to have a contingency plan in place no later than June 30, 1999.

         Management of the Company believes it has an effective program in place to resolve internal Year 2000 issues in a timely manner. Management of the Company believes that its most reasonably likely worst-case Year 2000 scenario would involve problems with the systems of external parties rather than with the Company's internal systems or its products. Failure in the systems of external parties could cause temporary interruption of supplier deliveries, orders from customers or the transportation of shipments to customers.

Other Factors Affecting Future Operating Results

         In addition to the risk factors discussed below, the Company's operating results are subject to general economic conditions and a variety of risks characteristic of the semiconductor industry (including booking and shipment uncertainties, wafer supply fluctuations, and price erosion) or specific to the Company, any of which could cause the Company's operating results to differ materially from past results. For a discussion of such risks, see "Risk Factors" in Part I of the Company's Annual Report on Form 10-K for 1998, which is incorporated herein by this reference.

         One-Time Charge Against Earnings

         On May 5, 1999, the Company announced that it had completed a personnel reduction of approximately 6% of its global workforce. The reduction in force was taken in conjunction with a cutback in or the elimination of non-critical projects, activities, and expenditures. The Company also announced that it anticipates taking a one-time charge against earnings of up to $4 million in the second quarter of 1999 to cover costs related to the reductions and cutbacks noted.

         Export Controls

         On October 17, 1998, President Clinton signed Public Law 105-261, The Strom Thurmond National Defense Authorization Act for 1999. The Act requires that, among other things, communications satellites and related items (including components) be controlled on the U.S. Munitions List. The effect of the Act was to transfer jurisdiction over commercial communications satellites from the Department of Commerce to the Department of State and to expand the scope of export licensing applicable to commercial satellites. The need to obtain additional export licenses may cause a delay in the shipment of some of the Company's FPGAs. The Company does not believe that this will have a long-term effect on the Company's business, although significant delays might cause some customers to seek an alternative solution.

                          PART II -- OTHER INFORMATION

Item 1.       Legal Proceedings

         There are no pending legal proceedings of a material nature to which the Company is a party or of which any of its property is the subject. There are no such legal proceedings known by the Company to be contemplated by any governmental authority.

         As it has in the past, the Company may obtain licenses under patents that it is alleged to infringe. The Company is currently in license negotiations with several companies, including two semiconductor manufacturers with significantly greater financial and intellectual property resources than the Company.

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

                                           ACTEL CORPORATION


Date: May 18, 1999                       /s/ Henry L. Perret
                        --------------------------------------------------------
                                           Henry L. Perret
                                      Vice President of Finance
                                     and Chief Financial Officer
                                   (as principal financial officer
                                    and on behalf of Registrant)