Form 10-Q
period 1999-07-04
ACTEL CORP
filed 1999-08-18
CIK 907687

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                     --------------------------------------

                                    FORM 10-Q

(Mark One)

    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended July 4, 1999

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

Number  of  shares  of  Common  Stock   outstanding   as  of  August  16,  1999:
 21,795,765.

                         PART I -- FINANCIAL INFORMATION

Item 1.       Financial Statements.



                                ACTEL CORPORATION

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
               (unaudited, in thousands except per share amounts)

                                                            Three Months Ended                  Six Months Ended
                                                  ---------------------------------------  ---------------------------
                                                    Jul. 4,      Jun. 28,       Apr. 4,       Jul. 4,      Jun. 28,
                                                     1999          1998          1999          1999          1998
                                                 ------------  ------------  ------------  ------------  ------------
Net revenues................................     $     41,619  $     37,160  $     40,838  $     82,457  $     75,625
Costs and expenses:
   Cost of revenues.........................           16,238        14,815        15,994        32,232        30,600
   Research and development.................            8,064         7,527         8,447        16,511        14,777
   Selling, general, and administrative.....           13,243        10,392        10,931        24,174        20,973
   Restructure and other charges............            1,963            --            --         1,963            --
                                                 ------------  ------------  ------------  ------------  ------------
         Total costs and expenses...........           39,508        32,734        35,372        74,880        66,350
                                                 ------------  ------------  ------------  ------------  ------------
Income from operations......................            2,111         4,426         5,466         7,577         9,275
Interest income and other, net..............              721           599           741         1,462         1,143
                                                 ------------  ------------  ------------  ------------  ------------
Income before tax provision.................            2,832         5,025         6,207         9,039        10,418
Tax provision...............................              906         1,606         1,986         2,892         3,386
                                                 ------------  ------------  ------------  ------------  ------------
Net income..................................     $      1,926  $      3,419  $      4,221  $      6,147  $      7,032
                                                 ============  ============  ============  ============  ============

Net income per share:
   Basic....................................     $       0.09  $       0.16  $       0.20  $       0.29  $       0.33
                                                 ============  ============  ============  ============  ============
   Diluted..................................     $       0.09  $       0.16  $       0.19  $       0.27  $       0.32
                                                 ============  ============  ============  ============  ============

Shares used in computing net income per share:
   Basic....................................           21,511        21,288        21,347        21,480        21,225
                                                 ============  ============  ============  ============  ============
   Diluted..................................           22,454        21,968        22,673        22,620        21,908
                                                 ============  ============  ============  ============  ============

                                ACTEL CORPORATION

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)


                                                        Jul. 4,       Jan. 3,
                                                         1999          1999
                                                     ------------  ------------
                                                     (unaudited)         *
                   ASSETS
Current assets:
   Cash and cash equivalents.....................    $     10,750  $     13,947
   Short-term investments........................          60,891        56,449
   Accounts receivable, net......................          21,461        20,820
   Inventories, net..............................          24,271        25,669
   Deferred income taxes.........................          17,054        18,169
   Other current assets..........................           2,916         3,458
                                                     ------------  ------------
         Total current assets....................         137,343       138,512
Property and equipment, net......................          13,787        14,592
Investment in Chartered Semiconductor............          10,680        10,680
Other assets.....................................          24,411        15,924
                                                     ------------  ------------
                                                     $    186,221  $    179,708
                                                     ============  ============

       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable..............................    $     12,035  $     11,525
   Accrued salaries and employee benefits........           4,386         4,960
   Other accrued liabilities.....................           1,000         4,198
   Deferred income...............................          32,356        31,971
                                                     ------------  ------------
         Total current liabilities...............          49,777        52,654

Shareholders' equity:
   Common stock..................................              22            21
   Additional paid-in capital....................          95,556        92,092
   Accumulated earnings..........................          40,910        34,763
   Accumulated other comprehensive income (loss).             (44)          178
                                                     ------------  ------------
         Total shareholders' equity..............         136,444       127,054
                                                     ------------  ------------
                                                     $    186,221  $    179,708
                                                     ============  ============
----------------------------------------
     * The balance sheet at January 3, 1999, has been derived from the audited financial statements at that date. See Notes to Consolidated Condensed Financial Statements.

                                ACTEL CORPORATION

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                             Six Months Ended
                                                           --------------------
                                                           Jul. 4,     Jun. 28,
                                                             1999        1998
                                                           --------    --------
Operating activities:
   Net income ..........................................   $  6,147    $  7,032
   Adjustments  to  reconcile  net  income  to net cash
     provided  by  operating activities:
     Depreciation and amortization .....................      4,763       4,733
     Non-cash portion of restructure and other charges
       and other .......................................      3,057        --
     Changes in operating assets and liabilities:
       Accounts receivable .............................       (641)      6,306
       Inventories .....................................      1,398      (4,156)
       Other current assets ............................       (154)     (1,010)
       Accounts payable, accrued salaries and employee
       benefits, and other accrued liabilities .........     (4,479)      2,331
       Deferred income .................................        385         (20)
       Deferred income taxes ...........................      1,115         245
                                                           --------    --------
   Net cash provided by operating activities ...........     11,591      15,461
                                                           --------    --------
Investing activities:
   Purchases of property and equipment .................     (3,357)     (3,913)
   Purchases of short-term investments .................    (85,117)    (77,940)
   Sales of short-term investments .....................     80,453      62,192
   Other assets ........................................     (2,232)       (368)
   Note receivable from GateField ......................     (8,000)       --
                                                           --------    --------
   Net cash used in investing activities ...............    (18,253)    (20,029)
                                                           --------    --------

Financing activities:
   Sale of common stock ................................      3,465       2,758
                                                           --------    --------
   Net cash provided by financing activities ...........      3,465       2,758
                                                           --------    --------

Net decrease in cash and cash equivalents ..............     (3,197)     (1,810)
Cash and cash equivalents, beginning of period .........     13,947       7,763
                                                           --------    --------
Cash and cash equivalents, end of period ...............   $ 10,750    $  5,953
                                                           ========    ========

Supplemental  disclosures of cash flows  information and
   non-cash  investing and financing activities:
   Cash paid for taxes .................................   $  7,533    $    373

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

         The results of operations for the three months and six months ended July 4, 1999, are not necessarily indicative of results that may be expected for the entire year ending January 2, 2000.

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

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is required to be adopted in years beginning after June 15, 2000. The Company is currently evaluating the impact that the adoption of SFAS 133 will have on future results of operations or financial position.

3.       Restructure and Other Charges

         During the second quarter of fiscal 1999, the Company completed a restructuring plan that resulted in a reduction in force along with the elimination of certain projects and non-critical activities. The total pretax restructure and other charges for these activities amounted to $1,963,000. These measures were taken to bring overall spending in line with current revenue projections for the balance of the year and to sharpen the Company's focus on new product development.

                                                         Restruc-               Balance at
                                               Cash/      turing                 July 4,
          Description                        Non-Cash     Charge    Activity      1999
------------------------------------------   --------   ---------   ---------   ---------
                                                               (in thousands)

Employee severance and outplacement ......   Cash       $     586   $     586        --
Write-off of prepaid license .............   Non-cash         734         734        --
Abandoned capital assets .................   Non-cash         643         643        --
                                                        ---------   ---------   ---------
                                                        $   1,963   $   1,963        --
                                                        =========   =========   =========

         Employee severance and outplacement expenses were comprised primarily of severance packages for 31 employees who were terminated across all functions as part of a reduction in force. The severance was computed based upon severance compensation, benefits, and related employer payroll taxes.

         Write-off of prepaid license was associated with the cancellation of a certain product and project. The product was eliminated from the Company's future revenue stream and therefore the license has no future economic benefit to the Company.

         Abandoned capital assets consisted of the write-off of capitalized costs associated with a new building project that was abandoned and fixed assets no longer utilized by the Company that were scrapped.

4.       Equity Accounting

         At July 4, 1999, the Company owned 16,500 shares of GateField common stock and 300,000 shares of Series C Convertible Preferred Stock that is convertible into 200,000 shares of GateField Common Stock. Assuming conversion of all outstanding GateField convertible preferred stock, the aggregate total of GateField common stock owned by Actel would be 216,500 shares, or 4.9% of the total common shares of GateField.

         In light of Actel's 4.9% equity interest in GateField, along with an $8 million convertible note receivable and licensing and marketing agreements, Actel began accounting for its equity investments in GateField under the equity method during the second quarter of 1999. Actel's proportionate share of GateField's second quarter 1999 net loss was not material.

5.       Inventories

         Inventories consist of the following:
                                                         Jul. 4,       Jan. 3,
                                                          1999          1999
                                                     ------------  ------------
                                                           (in thousands)
Inventories:
   Purchased parts and raw materials.............    $      1,985  $      1,285
   Work-in-process...............................          11,680        12,052
   Finished goods................................          10,606        12,332
                                                     ------------  ------------
                                                     $     24,271  $     25,669
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

6.       Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"):

                                                            Three Months Ended                  Six Months Ended
                                                 ----------------------------------------  --------------------------
                                                    Jul. 4,       Jun. 28,      Apr. 4,       Jul. 4,       Jun. 28,
                                                     1999          1998          1999          1999           1998
                                                 ------------  ------------  ------------  ------------  ------------
                                                               (in thousands, except per share amounts)
Basic:
Average common shares outstanding...........           21,511        21,288        21,347        21,480        21,225
Shares used in computing net income per share          21,511        21,288        21,347        21,480        21,225
                                                 ============  ============  ============  ============  ============
Net income..................................     $      1,926  $      3,419  $      4,221  $      6,147  $      7,032
                                                 ============  ============  ============  ============  ============
Net income per share........................     $       0.09  $       0.16  $       0.20  $       0.29  $       0.33
                                                 ============  ============  ============  ============  ============

Diluted:
Average common shares outstanding...........           21,511        21,288        21,347        21,480        21,225
Net effect of dilutive stock options - based
   on the treasury stock method.............              943           680         1,326         1,140           683
                                                 ------------  ------------  ------------  ------------  ------------
Shares used in computing net income per share          22,454        21,968        22,673        22,620        21,908
                                                 ============  ============  ============  ============  ============
Net income..................................     $      1,926  $      3,419  $      4,221  $      6,147  $      7,032
                                                 ============  ============  ============  ============  ============
Net income per share........................     $       0.09  $       0.16  $       0.19  $       0.27  $       0.32
                                                 ============  ============  ============  ============  ============

7.       Comprehensive Income

         The components of comprehensive income, net of tax, are as follows:

                                                            Three Months Ended                  Six Months Ended
                                                 ----------------------------------------  --------------------------
                                                    Jul. 4,       Jun. 28,      Apr. 4,       Jul. 4,       Jun. 28,
                                                     1999          1998          1999          1999           1998
                                                 ------------  ------------  ------------  ------------  ------------
                                                                            (in thousands)
Net Income .................................     $      1,926  $      3,419  $      4,221  $      6,147  $      7,032
Change in net unrealized gain on
   available-for-sale securities ...........              (86)           33           (65)         (151)           37
                                                 ------------  ------------  ------------  ------------  ------------
Total Comprehensive Income .................     $      1,840  $      3,452  $      4,156  $      5,996  $      7,069
                                                 ============  ============  ============  ============  ============

Accumulated other comprehensive income (loss) presented in the accompanying consolidated condensed balance sheets consists of the accumulated net unrealized gain (loss) on available-for-sale securities.

8.       Contingencies

         Periodically, the Company is made aware that technology used by the Company may infringe intellectual property rights held by others. During the second quarter of fiscal 1999, the Company continued to hold discussions with several third parties regarding potential patent infringement issues. The Company has made adequate provision for the estimated settlement costs of claims for alleged infringement prior to the balance sheet date. While management believes that reasonable resolution will occur, there can be no assurance that these claims will be resolved or that the resolution of these claims will not have a materially adverse effect on future results of operations or require changes in the Company's products or processes. In addition, management's evaluation of the likely impact of these pending disputes could change in the future based upon new information learned by management. Subject to the foregoing, management does not believe any pending disputes, including those described above, would be likely to have a materially adverse effect on the Company's financial condition, results of operations, or liquidity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

         All forward-looking statements contained in this Quarterly Report on Form 10-Q, including all forward-looking statements contained in any document incorporated herein by reference, are made pursuant to the safe harbor provisions of the Public Securities Litigation Reform Act of 1995. Words such as "anticipates," "believes," "estimates," "expects," intends," "plans," "seeks," and variations of such words and similar expressions are intended to identify the forward-looking statements. The forward-looking statements include projections relating to trends in markets, revenues, average selling prices, gross margin, wafer yields, research and development expenditures, selling, general, and administrative expenditures, and the Year 2000 compliance issue. All forward-looking statements are based on current expectations and projections about the semiconductor industry and programmable logic market, and assumptions made by the Company's management that reflect its best judgment based on other factors currently known by management, but they are not guarantees of future performance. Accordingly, actual events and results may differ materially from those expressed or forecast in the forward-looking statements due to the risk factors identified herein or for other reasons. The Company undertakes no obligation to update any forward-looking statement contained or incorporated by reference in this Quarterly Report on Form 10-Q.

Results of Operations

         Net Revenues

         Net revenues for the second quarter of fiscal 1999 were a record $41.6 million, which represents an increase of 2% compared with the Company's net revenues for the first quarter of 1999 and an increase of 12% compared with the Company's net revenues for the second quarter of 1998. Net revenues for the first six months of fiscal 1999 were $82.5 million, which represents an increase of 9% compared with the Company's net revenues for the first six months of fiscal year 1998.

         The increase in sequential quarterly net revenues resulted from a 4% increase in the overall average selling price ("ASP") of field programmable gate arrays ("FPGAs"), which was partially offset by a decline of 3% in unit shipments. ASPs increased on all except the most mature families. The increase in net revenues during the first six months of 1999 resulted from a 19% increase in unit shipments, which was partially offset by a decrease of 14% in the ASP.

         The year-to-year increase in quarterly net revenues resulted from an increase of 16% in unit shipments, which was partially offset by a decline of 7% in the ASP. The decline in the ASP was caused by a higher percentage of shipments of MX product, which have lower ASPs, coupled with normal average selling price erosion.

         As is typical in the semiconductor industry, the average selling prices of the Company's products generally decline over the lives of such products. To increase revenues, the Company seeks to increase unit sales of existing products, principally by reducing prices, and to introduce and sell new products. No assurance can be given that these efforts will be successful.

         Gross Margin

         Gross margin for the second quarter of 1999 was a record 61.0% of net revenues, compared with 60.8% of net revenues for the first quarter of 1999 and 60.1% for the second quarter of 1998. Gross margin for the first six months of fiscal 1999 was 60.9% of net revenues, compared with 59.5% of net revenues for the first six months of fiscal year 1998.

         The improved gross margin resulted from a number of factors, including continued reductions in wafer costs at all foundries; improved sort yields, especially on newer products; and better utilization of manufacturing capacity.

         The Company seeks to improve gross margin by reducing costs. The Company seeks to reduce costs by improving wafer yields, negotiating price reductions with suppliers, increasing the level and efficiency of its testing and packaging operations, achieving economies of scale by means of higher production levels, and increasing the number of die produced per wafer by shrinking the die size of its products. There can be no assurance that these efforts will be successful. The ability of the Company to shrink the die size of its FPGAs is dependent on the availability of more advanced manufacturing processes. Because of the custom steps involved in manufacturing antifuse-based FPGAs, the Company typically obtains access to new manufacturing processes later than its competitors using standard manufacturing processes.

         Restructure and Other Charges

         During the second quarter of fiscal 1999, the Company completed a restructuring plan that resulted in a reduction in force along with the elimination of certain projects and non-critical activities. The total pretax restructure and other charges for these activities amounted to $1,963,000, which included employee severance and outplacement expenses and the write-offs of a prepaid license and abandoned capital assets. These measures were taken to bring overall spending in line with current revenue projections for the balance of the year and to sharpen the Company's focus on new product development.

         Employee severance and outplacement expenses were comprised primarily of severance packages for 31 employees who were terminated across all functions as part of a reduction in force. The severance was computed based upon severance compensation, benefits, and related employer payroll taxes.

         The write-off of a prepaid license was associated with the cancellation of a certain product and project. The product was eliminated from the Company's future revenue stream and therefore the license has no future economic benefit to the Company.

         The write-offs for abandoned capital assets included the capitalized costs associated with a new building project that was abandoned and fixed assets no longer utilized by the Company that were scrapped.

         Research and Development

         Research and development expenditures for the second quarter of 1999 were $8.1 million, or 19% of net revenues, compared with $8.4 million, or 21% of net revenues, for the first quarter of 1999 and $7.5 million, or 20% of revenues, for the second quarter of 1998. The decreased spending in the second quarter of 1999 compared with the first quarter of 1999 was primarily a result of the cost reduction efforts undertaken by the Company during the second quarter. The increase in spending in the second quarter of 1999 compared with. the second quarter of 1998 was due to the Company's efforts to accelerate new product development.

         Research and development expenditures for the first six months of fiscal 1999 were $16.5 million, or 20% of net revenues, compared with $14.8 million, or 20% of net revenues, for the first six months of fiscal 1998. This represents an increase of 12% in research and development expenditures, which was driven by the need to accelerate the introduction of new products during fiscal 1999.

         Selling, General, and Administrative

         Selling, general, and administrative expenses for the second quarter of 1999 were $13.2 million, or 32% of net revenues, compared with $10.9 million, or 27% of net revenues, for the first quarter of 1999 and $10.4 million, or 28% of net revenues, for the second quarter of 1998. Selling, general, and administrative expenses for the first six months of fiscal 1999 were $24.2 million, or 29% of net revenues, compared with $21.0 million, or 28% of net revenues, for the first six months of fiscal 1998.

         The increase in selling, general, and administrative expenses during the second quarter of 1999 was primarily the result of increased sales expenses and legal costs. Selling expenses increased due to sales conferences, bonuses, and distributor termination issues. Legal expenses increased due to the accrual of a reserve for the estimated costs of settlement of claims for alleged patent infringement prior to the balance sheet date. The Company believes that its selling, general, and administrative expenses in the third quarter of 1999 will return to a level more in line with its historical run rates.

         Interest Income and Other

         Interest and other income for the second quarter of 1999 was $721,000, compared with $741,000 for the first quarter of 1999 and $599,000 for the second quarter of 1998. Interest and other income for the first six months of 1999 was $1.5 million, compared with $1.1 million for the first six months of 1998. The increase in interest and other income for first six months of 1999 and the second quarter of 1999 compared with the same periods a year ago was driven primarily by increased cash, cash equivalents, and short term investments available for investing by the Company.

         Tax Provision

         The Company's effective tax rate for the three months and six months ended July 4, 1999, was 32.0%, compared with 33.0% for the three months and 32.5% for the six months ended June 28, 1998. The effective tax rate is based on the estimated annual tax rate complying with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This rate differs from the federal statutory rate due primarily to state income taxes (net of federal benefit), the benefits of research and development credits, tax exempt income, and recognition of certain deferred tax assets subject to valuation allowances as of January 3, 1998.

Liquidity and Capital Resources

         At the end of the second quarter of 1999, the Company's cash, cash equivalents, and short-term investments were $71.6 million, compared with $70.4 million at the beginning of fiscal 1999. The amount of cash, cash equivalents, and short-term investments increased principally because of cash provided by operations. During the second quarter the Company loaned $8.0 million to GateField Corporation, with whom the Company has a strategic alliance in the development and marketing of the Flash ProASIC(TM) family, in exchange for a promissory note that is convertible into preferred stock of GateField at anytime during its five year term.

         The Company believes that existing cash, cash equivalents, and short-term investments, together with cash from operations, will be sufficient to meet its cash requirements for the foreseeable future. A portion of available cash may be used for investment in or acquisition of complementary businesses, products, or technologies.

         The Company has a line of credit with a bank that provides for borrowings not to exceed $5,000,000. The agreement contains covenants that require the Company to maintain certain financial ratios and levels of net worth. As of July 4, 1999, the Company was in compliance with the covenants for the line of credit. Borrowings against the line of credit bear interest at the bank's prime rate. There were no borrowings against the line of credit at July 4, 1999. The line of credit, which expires in May 2000, may be terminated by either party upon not less than thirty days' prior written notice.

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

Additional Quarterly Information

         The following table presents certain unaudited quarterly results for each of the eight quarters in the period ended July 4, 1999. In the opinion of management, all necessary adjustments (consisting only of normal recurring accruals) have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements of the Company and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 3, 1999. These quarterly operating results are not necessarily indicative of the results for any future period.


                                                                                Three Months Ended
                                                 -----------------------------------------------------------------------------
                                                 Jul. 4,   Apr. 4,   Jan. 3,   Oct. 4,   Jun 28,   Mar. 29,  Dec. 28, Sept. 28,
                                                   1999      1999      1999      1998      1998      1998      1997      1997
                                                 -------   -------   -------   -------   -------   -------   -------   -------
                                                                    (unaudited, in thousands except per share amounts)
Statement of Operations Data:
Net revenues .................................   $41,619   $40,838   $40,174   $38,628   $37,160   $38,465   $37,012   $38,220
Cost of revenues .............................    16,238    15,994    15,797    15,245    14,815    15,785    15,287    15,788
Gross profit .................................    25,381    24,844    24,377    23,383    22,345    22,680    21,725    22,432
Research and development .....................     8,064     8,447     8,483     7,960     7,527     7,250     6,816     6,641
Selling, general, and administrative .........    13,243    10,931    10,359    10,411    10,392    10,581    10,313    10,355
Restructure and other charges ................     1,963       --        --        --        --        --        --        --
Income from operations .......................     2,111     5,466     5,535     5,012     4,426     4,849     4,596     5,436
Net income ...................................   $ 1,926   $ 4,221   $ 4,118   $ 3,837   $ 3,419   $ 3,613   $ 3,382   $ 3,921
Net income per share:
   Basic .....................................   $  0.09   $  0.20   $  0.20   $  0.18   $  0.16   $  0.17   $  0.16   $  0.19
   Diluted ...................................   $  0.09   $  0.19   $  0.19   $  0.18   $  0.16   $  0.17   $  0.16   $  0.18
Shares used in computing net income per share:
   Basic .....................................    21,511    21,347    21,091    21,449    21,288    21,163    21,032    20,956
   Diluted ...................................    22,454    22,673    22,201    21,724    21,968    21,864    21,623    22,172


                                                                                Three Months Ended
                                                 -----------------------------------------------------------------------------
                                                 Jul. 4,   Apr. 4,   Jan. 3,   Oct. 4,   Jun 28,   Mar. 29,  Dec. 28, Sept. 28,
                                                   1999      1999      1999      1998      1998      1998      1997      1997
                                                 -------   -------   -------   -------   -------   -------   -------   -------
As a Percentage of Net Revenues:
Net revenues .................................     100.0%    100.0%    100.0%    100.0%    100.0%    100.0%    100.0%    100.0%
Cost of revenues .............................      39.0      39.2      39.3      39.5      39.9      41.0      41.3      41.3
Gross margin .................................      61.0      60.8      60.7      60.5      60.1      59.0      58.7      58.7
Research and development .....................      19.4      20.7      21.1      20.6      20.3      18.9      18.4      17.4
Selling, general, and administrative .........      31.8      26.7      25.8      27.0      28.0      27.5      27.9      27.1
Restructure and other charges ................       4.7       --        --        --        --        --        --        --
Income from operations .......................       5.1      13.4      13.8      13.0      11.9      12.6      12.4      14.2
Net income ...................................       4.6      10.3      10.3       9.9       9.2       9.4       9.1      10.3

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

         Based on assessments performed, the Company determined that it would be required to upgrade, modify, and/or replace portions of its internal software and certain internal hardware so that those systems would properly utilize dates beyond December 31, 1999. The Company presently believes that, with modifications or replacements of identified software and hardware, the impact of the Year 2000 issue can be minimized. However, if the remaining modifications and replacements are not made on a timely basis, no assurance can be given that the Company's internal networks, desktops, and test equipment will be operational, or that third party vendors will be able to meet the Company's production needs.

         The Company has completed a review of its product lines (FPGA devices and programming software and hardware) for purposes of determining Year 2000 compliance. Actel software beginning with the R3-1998 release and all subsequent releases meets year 2000 compliance standards as defined by the British Standards Institute DISC PD-2000-1. Year 2000 compliant software has been provided to all customers with Actel maintenance contracts in December 1998. Programming hardware beginning with the Activator 2 families, released in 1994 do not contain any components that might be affected by date or time conditions. FPGAs manufactured by the Company derive their functionality from customer designs and do not inherently contain any embedded functionality that could be affected by date or time conditions. Accordingly, the Company does not believe that the Year 2000 presents a material exposure as it relates to the Company's products."

         With respect to its IT exposure, to date the Company has completed the upgrade of its mission critical IT systems, including the ERP systems (systems for order entry, general ledger, billing, production tracking, inventory and shipping) by upgrading to Year 2000 compliant versions. The Company plans to have the few remaining less critical IT systems fully tested and implemented by September 30, 1999.

         The remediation of Non-IT systems is significantly more difficult than remediation of IT systems due to the dependency on manufacturers for information on the Year 2000 compliance status of the various components and products. The Company has completed remediation of it's mission critical Non-IT systems that are used in the manufacturing and shipping process and as some less critical Non-IT systems remaining to complete. Overall, the Company is 75% complete with the remediation phase of its Non-IT systems. The Company expects to complete its remediation and implementation of the remaining Non-IT systems by September 30, 1999.

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

         The Company will utilize both internal and external resources to reprogram or replace, test, and implement the software and embedded systems for Year 2000 modifications. To date, the Company has incurred approximately $0.9 million of expenses on efforts directed solely at Year 2000 compliance. The total cost of the Year 2000 project is not expected to exceed $1.5 million and is being funded through operating cash flows.

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

         Included in our efforts to minimize the effect of any Year 2000 related problems, the Company has developed a contingency plan designed to deal with Year 2000 issues that could have a material and adverse effect on its business processes despite remediation efforts and third party assurances. The plan identifies mission critical functions that must be restored expeditiously during an operational disruption and identifies actions that must be taken to be prepared in the event a year 2000 operational disruption occurs. The plan includes primarily manual workarounds and attention to inventory levels.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         Reference is made to Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended January 3, 1999 and to the subheading "Market Risk" under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 14 of the Company's 1998 Annual Report to Stockholders.

                          PART II -- OTHER INFORMATION

Item 1.       Legal Proceedings

         There are no pending legal proceedings of a material nature to which the Company is a party or of which any of its property is the subject. There are no such legal proceedings known by the Company to be contemplated by any governmental authority.

         Periodically, the Company is made aware that technology used by the Company may infringe intellectual property rights held by others. During the second quarter of fiscal 1999, the Company continued to hold discussions with several third parties regarding potential patent infringement issues. The Company has made adequate provision for the estimated settlement costs of claims for alleged infringement prior to the balance sheet date. While management believes that reasonable resolution will occur, there can be no assurance that these claims will be resolved or that the resolution of these claims will not have a materially adverse effect on future results of operations or require changes in the Company's products or processes. In addition, management's evaluation of the likely impact of these pending disputes could change in the future based upon new information learned by management. Subject to the foregoing, management does not believe any pending disputes, including those described above, would be likely to have a materially adverse effect on the Company's financial condition, results of operations, or liquidity.

Item 4.       Submission of Matters to a Vote of Security Holders.

         The Annual Meeting of Shareholders of the Company was held on May 28, 1999, at the principal executive offices of the Company. At the Annual Meeting, the Company's shareholders (i) elected directors to serve until the next Annual Meeting of Shareholders and until their successors are elected and (ii) ratified the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending January 2, 2000.

         The vote for nominated directors was as follows:

                                                                   Broker
              Nominee                 For         Withheld        Nonvotes
------------------------------   ------------   ------------   ------------
John C. East .................     20,228,890        312,919              0
Jos C. Henkens ...............     20,228,973        312,836              0
Jacob S. Jacobsson ...........     20,235,636        306,173              0
Frederic N. Schwettmann ......     20,228,420        313,389              0
Robert G. Spencer ............     20,229,353        312,456              0


          The vote on ratifying the appointment of Ernst & Young LLP was as follows:
                                                                Broker
               For            Against        Abstain           Nonvotes
         -------------   -------------   -------------      -------------
            20,512,916         12,093         16,800              0


Item 6.       Exhibits and Reports on Form 8-K.

         (a) Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-Q:

                    Exhibit Number                      Description
                    --------------       ---------------------------------------
                           10.1          Convertible  Promissory  Note dated May
                                         25, 1999,  in the  aggregate  principle
                                         amount of $8.0 million  issued to Actel
                                         Corporation  (filed as  Exhibit  4.1 to
                                         GateField  Corporation's Current Report
                                         on Form 8-K (File No.  0-13244)  on May
                                         28, 1999,  and  incorporated  herein by
                                         this reference).

                           10.2 Security Agreement dated May 25, 1999, between GateField Corporation and Actel Corporation (filed as Exhibit 10.1 to GateField Corporation's Current Report on Form 8-K (File No. 0-13244) on May 28, 1999, and incorporated herein by this reference).

                           10.3          Amendment   No.  1  to  the   Series  C
                                         Preferred   Stock  Purchase   Agreement
                                         dated May 25, 1999,  between  GateField
                                         Corporation   and   Actel   Corporation
                                         (filed  as  Exhibit  10.2 to  GateField
                                         Corporation's  Current  Report  on Form
                                         8-K (File No. 0-13244) on May 28, 1999,
                                         and   incorporated   herein   by   this
                                         reference).

                           10.4 Amendment No. 1 to the Registration Rights Agreement dated May 25, 1999, between GateField Corporation and Actel Corporation (filed as Exhibit 10.3 to GateField Corporation's Current Report on Form 8-K (File No. 0-13244) on May 28, 1999, and incorporated herein by this reference).
         (b)      Reports on Form 8-K

                  None


                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                ACTEL CORPORATION




Date: August 16, 1999          /s/ Henry L. Perret
                       ----------------------------------------
                                 Henry L. Perret
                            Vice President of Finance
                           and Chief Financial Officer
                         (as principal financial officer
                          and on behalf of Registrant)