Form 10-Q
period 1999-10-03
ACTEL CORP
filed 1999-11-10
CIK 907687

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                     --------------------------------------

                                    FORM 10-Q

(Mark One)
---------
    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended October 3, 1999

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

Number of shares of Common Stock outstanding as of November 4, 1999: 21,919,592.

                         PART I -- FINANCIAL INFORMATION

Item 1.       Financial Statements.



                                ACTEL CORPORATION

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
               (unaudited, in thousands except per share amounts)



                                                             Three Months Ended                   Nine Months Ended
                                                ------------------------------------------   ---------------------------

                                                   Oct. 3,        Oct. 4,        Jul. 4,        Oct. 3,        Oct. 4,
                                                    1999           1998           1999           1999           1998
                                                ------------   ------------   ------------   ------------   ------------
Net revenues ................................   $     43,162   $     38,628   $     41,619   $    125,619   $    114,253
Costs and expenses:
   Cost of revenues .........................         16,659         15,245         16,238         48,891         45,845
   Research and development .................          7,740          7,960          8,064         24,251         22,737
   Selling, general,
     and administrative .....................         11,271         10,411         13,243         35,445         31,384
   Restructure and other charges ............           --             --            1,963          1,963           --
                                                ------------   ------------   ------------   ------------   ------------
         Total costs and expenses ...........         35,670         33,616         39,508        110,550         99,966
                                                ------------   ------------   ------------   ------------   ------------
Income from operations ......................          7,492          5,012          2,111         15,069         14,287
Interest income and other, net ..............            941            672            721          2,403          1,815
                                                ------------   ------------   ------------   ------------   ------------
Income before tax provision and equity in net
   loss of equity method investee ...........          8,433          5,684          2,832         17,472         16,102
Tax provision ...............................          2,548          1,847            906          5,440          5,233
Equity in net loss of equity method investee.            217           --             --              217           --
                                                ------------   ------------   ------------   ------------   ------------
Net income ..................................   $      5,668   $      3,837   $      1,926   $     11,815   $     10,869
                                                ============   ============   ============   ============   ============

Net income per share:

   Basic ....................................   $       0.26   $       0.18   $       0.09   $       0.55   $       0.51
                                                ============   ============   ============   ============   ============
   Diluted ..................................   $       0.25   $       0.18   $       0.09   $       0.52   $       0.50
                                                ============   ============   ============   ============   ============

Shares used in computation:

   Basic ....................................         21,748         21,449         21,511         21,535         21,304
                                                ============   ============   ============   ============   ============
   Diluted ..................................         23,003         21,724         22,454         22,711         21,876
                                                ============   ============   ============   ============   ============

                                ACTEL CORPORATION

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)


                                                         Oct. 3,       Jan. 3,
                                                          1999          1999
                                                     ------------   ------------
                                                     (unaudited)          *
                   ASSETS
Current assets:
   Cash and cash equivalents .....................   $      9,874   $     13,947
   Short-term investments ........................         74,235         56,449
   Accounts receivable, net ......................         25,354         20,820
   Inventories, net ..............................         22,853         25,669
   Deferred income taxes .........................         17,822         18,169
   Other current assets ..........................          2,457          3,458
                                                     ------------   ------------
         Total current assets ....................        152,595        138,512
Property and equipment, net ......................         12,915         14,592
Investment in Chartered Semiconductor ............         10,680         10,680
Other assets .....................................         24,032         15,924
                                                     ------------   ------------
                                                     $    200,222   $    179,708
                                                     ============   ============

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable ..............................   $     11,347   $     11,525
   Accrued salaries and employee benefits ........          4,520          4,960
   Other accrued liabilities .....................          5,193          4,198
   Deferred income ...............................         34,684         31,971
                                                     ------------   ------------
         Total current liabilities ...............         55,744         52,654

Shareholders' equity:
   Common stock ..................................             21             21
   Additional paid-in capital ....................         97,956         92,092
   Accumulated earnings ..........................         46,579         34,763
   Accumulated other comprehensive income (loss) .            (78)           178
                                                     ------------   ------------
         Total shareholders' equity ..............        144,478        127,054
                                                     ------------   ------------
                                                     $    200,222   $    179,708
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

                                ACTEL CORPORATION

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                            Nine Months Ended
                                                           Oct. 3,      Oct. 4,
                                                             1999         1998
                                                          ---------    --------
Operating activities:
   Net income .........................................    $ 11,815    $  7,032
   Adjustments  to  reconcile  net  income  to net cash
     provided  by  operating activities:
     Depreciation and amortization ....................       7,165       4,733
     Non-cash portion of restructure and other charges
       and other ......................................       3,057        --
     Equity in net loss of equity method investee .....         217        --
     Changes in operating assets and liabilities:
       Accounts receivable ............................      (4,534)      6,306
       Inventories ....................................       2,816      (4,156)
       Other current assets ...........................         305      (1,010)
       Accounts payable, accrued salaries and employee
         benefits, and other accrued liabilities ......        (843)      2,331
       Deferred income ................................       2,713         (20)
       Deferred income taxes ..........................         347         245
                                                           --------    --------
   Net cash provided by operating activities ..........      23,058      15,461
                                                           --------    --------
Investing activities:
   Purchases of property and equipment ................      (4,539)     (3,913)
   Purchases of short-term investments ................    (131,708)    (77,940)
   Sales of short-term investments ....................     113,449      62,192
   Other assets .......................................      (2,197)       (368)
   Note receivable from GateField .....................      (8,000)       --
                                                           --------    --------
   Net cash used in investing activities ..............     (32,995)    (20,029)
                                                           --------    --------

Financing activities:
   Sale of common stock through employee stock option
     plans ............................................       5,864       2,758
                                                           --------    --------
   Net cash provided by financing activities ..........       5,864       2,758
                                                           --------    --------

Net decrease in cash and cash equivalents .............      (4,073)     (1,810)
Cash and cash equivalents, beginning of period ........      13,947       7,763
                                                           --------    --------
Cash and cash equivalents, end of period ..............    $  9,874    $  5,953
                                                           ========    ========


Supplemental  disclosures of cash flows  information and
   non-cash  investing and financing activities:
   Cash paid for taxes ................................   $   8,193    $    373

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

         The results of operations for the three months and nine months ended October 3, 1999, are not necessarily indicative of results that may be expected for the entire year ending January 2, 2000.

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

                                                        Restruc-                Balance at
                                               Cash/     turing                  Oct. 3,
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

4.       Equity Accounting

         In light of Actel's common and preferred equity interest in GateField, an $8 million convertible note receivable, and considering the terms of certain licensing and marketing agreements, Actel began accounting for its equity interest in GateField under the equity method during the second quarter of 1999. At October 3, 1999, the Company owned 190,529 shares of GateField common stock and 300,000 shares of Series C Convertible Preferred Stock that is convertible into 200,000 shares of GateField Common Stock. Assuming conversion of all outstanding GateField convertible preferred stock, the aggregate total of GateField common stock owned by Actel would be 390,529 shares, or 8.0% of the total common shares of GateField. GateField common stock is currently listed on the National Association of Security Dealers ("NASD") Over-The-Counter Bulletin Board and had a market price of 4 1/16 at the close of market on November 3, 1999.

5.       Inventories

         Inventories consist of the following:
                                                         Oct. 3,        Jan. 3,
                                                          1999            1999
                                                     ------------  ------------
                                                              (in thousands)
Inventories:
   Purchased parts and raw materials.............    $      1,878  $      1,285
   Work-in-process...............................          12,685        12,052
   Finished goods................................           8,290        12,332
                                                     ------------  ------------
                                                     $     22,853  $     25,669
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


6.       Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share":

                                                            Three Months Ended                    Nine Months Ended
                                                ------------------------------------------   ---------------------------
                                                   Oct. 3,        Oct. 4,        Jul. 4,       Oct. 3,         Oct. 4,
                                                    1999           1998           1999          1999            1998
                                                ------------   ------------   ------------   ------------   ------------
                                                               (in thousands, except per share amounts)
Basic:
Average common shares outstanding ...........         21,748         21,449         21,511         21,535         21,304
Shares used in computing net income per share         21,748         21,449         21,511         21,535         21,304
                                                ============   ============   ============   ============   ============
Net income ..................................   $      5,668   $      3,837   $      1,926   $     11,815   $     10,869
                                                ============   ============   ============   ============   ============
Net income per share ........................   $       0.26   $       0.18   $       0.09   $       0.55   $       0.51
                                                ============   ============   ============   ============   ============

Diluted:
Average common shares outstanding ...........         21,748         21,449         21,511         21,535         21,304
Net effect of dilutive stock options - based
   on the treasury stock method .............          1,255            275            943          1,176            572
                                                ------------   ------------   ------------   ------------   ------------
Shares used in computing net income per share         23,003         21,724         22,454         22,711         21,876
                                                ============   ============   ============   ============   ============
Net income ..................................   $      5,668   $      3,837   $      1,926   $     11,815   $     10,869
                                                ============   ============   ============   ============   ============
Net income per share ........................   $       0.25   $       0.18   $       0.09   $       0.52   $       0.50
                                                ============   ============   ============   ============   ============

7.       Comprehensive Income

         The components of comprehensive income, net of tax, are as follows:

                                                            Three Months Ended                 Nine Months Ended
                                                ------------------------------------------   ---------------------------
                                                   Oct. 3,        Oct. 4,        Jul. 4,       Oct. 3,         Oct. 4,
                                                    1999           1998           1999          1999            1998
                                                ------------   ------------   ------------   ------------   ------------
                                                                              (in thousands)
Net Income..................................    $      5,668   $      3,837   $      1,926   $     11,815   $     10,869
Change in net unrealized gain on
   available-for-sale securities............             (23)            58            (86)          (175)            62
                                                ------------   ------------   ------------   ------------   ------------
Total Comprehensive Income..................    $      5,645   $      3,895   $      1,840   $     11,640   $     10,931
                                                ============   ============   ============   ============   ============

Accumulated other comprehensive income (loss) presented in the accompanying consolidated condensed balance sheets consists of the accumulated net unrealized gain (loss) on available-for-sale securities.


8.       Contingencies

         Periodically, the Company is made aware that technology used by the Company may infringe intellectual property rights held by others. During the third quarter of fiscal 1999, the Company continued in negotiations with several third parties regarding potential patent infringement issues. The Company has made adequate provision for the estimated settlement costs of claims for alleged infringement prior to the balance sheet date. While management believes that reasonable resolution will occur, there can be no assurance that these claims will be resolved or that the resolution of these claims will not have a materially adverse effect on future results of operations or require changes in the Company's products or processes. In addition, management's evaluation of the likely impact of these pending disputes could change in the future based upon new information learned by management. Subject to the foregoing, management does not believe any pending disputes, including those described above, are likely to have a materially adverse effect on the Company's financial condition, results of operations, or liquidity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

         All forward-looking statements contained in this Quarterly Report on Form 10-Q, including all forward-looking statements contained in any document incorporated herein by reference, are made pursuant to the safe harbor provisions of the Public Securities Litigation Reform Act of 1995. Words such as "anticipates," "believes," "estimates," "expects," intends," "plans," "seeks," and variations of such words and similar expressions are intended to identify
the  forward-looking   statements.   The   forward-looking   statements  include
projections relating to revenues, average selling prices, gross margin, financial resources, consummation of an announced acquisition of AutoGate Logic, Inc., resolution of pending patent claims, and the impact of export licensing requirements. All forward-looking statements are based on current expectations and projections about the semiconductor industry and programmable logic market, and assumptions made by the Company's management that reflect its best judgment based on other factors currently known by management, but they are not guarantees of future performance. Accordingly, actual events and results may differ materially from those expressed or forecast in the forward-looking statements due to the risk factors identified herein or for other reasons. The Company undertakes no obligation to update any forward-looking statement contained or incorporated by reference in this Quarterly Report on Form 10-Q.

Results of Operations

         Net Revenues

         Net revenues for the third quarter of fiscal 1999 were a record $43.2 million, which represents an increase of 4% compared with the Company's net revenues for the second quarter of fiscal 1999 and an increase of 12% compared with the Company's net revenues for the third quarter of fiscal 1998. Net revenues for the first nine months of fiscal 1999 were $125.6 million, which represents an increase of 10% compared with the Company's net revenues for the first nine months of fiscal 1998.

         The increase in sequential quarterly net revenues resulted from a 1% increase in the overall average selling price ("ASP") of field programmable gate arrays ("FPGAs"), due primarily from the strength of the Company's mature product families, and an increase of 4% in unit shipments. The increase in net revenues during the first nine months of fiscal 1999 compared with the same time period in the prior year resulted from a 17% increase in unit shipments, which was partially offset by a decrease of 8% in the ASP.

         The year-to-year increase in quarterly net revenues resulted from an increase of 15% in unit shipments, which was partially offset by a decline of 2% in the ASP. The decline in the ASP was caused by a higher percentage of shipments of MX product, which have lower ASPs, coupled with normal average selling price erosion.

         As is typical in the semiconductor industry, the average selling prices of the Company's products generally decline over the lives of such products. To increase revenues, the Company seeks to increase unit sales of existing products, principally by reducing prices, and to introduce and sell new products. No assurance can be given that these efforts will be successful.

         Gross Margin

         Gross margin for the third quarter of fiscal 1999 was a record 61.4% of net revenues, compared with 61.0% of net revenues for the second quarter of fiscal 1999 and 60.5% for the third quarter of fiscal 1998. Gross margin for the first nine months of fiscal 1999 was 61.1% of net revenues, compared with 59.9% of net revenues for the first nine months of fiscal year 1998.

         The improved gross margin resulted from a number of factors, including improved sort yields, especially on newer products; and better utilization of manufacturing capacity. These items were more than enough to offset the unfavorable impact of the strengthening yen against the dollar during the first nine months of fiscal 1999 compared with the prior year.

         The Company seeks to improve gross margin by reducing costs. These cost reduction activities include improving wafer yields, negotiating price reductions with suppliers, increasing the level and efficiency of its testing and packaging operations, achieving economies of scale by means of higher production levels, and increasing the number of die produced per wafer by shrinking the die size of its products. There can be no assurance that these efforts will be successful. The ability of the Company to shrink the die size of its FPGAs is dependent on the availability of more advanced manufacturing processes. Because of the custom steps involved in manufacturing antifuse-based FPGAs, the Company typically obtains access to new manufacturing processes later than its competitors using standard manufacturing processes.

         Research and Development

         Research and development expenditures for the third quarter of fiscal 1999 were $7.7 million, or 18% of net revenues, compared with $8.1 million, or 19% of net revenues, for the second quarter of fiscal 1999 and $8.0 million, or 21% of revenues, for the third quarter of fiscal 1998. The decrease in spending in the third quarter of fiscal 1999 was due primarily to the cost reduction efforts initiated by the Company during the second quarter of fiscal 1999.

         Research and development expenditures for the first nine months of fiscal 1999 were $24.3 million, or 19% of net revenues, compared with $22.7 million, or 20% of net revenues, for the first nine months of fiscal 1998. While research and development expenditures increased by 7%, they declined as a percentage of revenues principally because of the cost reduction efforts initiated by the Company during the second quarter of fiscal 1999.

         Selling, General, and Administrative

         Selling, general, and administrative expenses for the third quarter of fiscal 1999 were $11.3 million, or 26% of net revenues, compared with $13.2 million, or 32% of net revenues, for the second quarter of fiscal 1999 and $10.4 million, or 27% of net revenues, for the third quarter of fiscal 1998. Selling, general, and administrative expenses for the first nine months of fiscal 1999 were $35.4 million, or 28% of net revenues, compared with $31.4 million, or 27% of net revenues, for the first nine months of fiscal 1998.

         The sequential decrease in selling, general, and administrative expenses during the third quarter of fiscal 1999 was primarily the result of restructure and other charges that the Company incurred during the prior quarter. Selling and legal expenses in the prior quarter were higher than historical norms.

         The increase in selling, general, and administrative expenses during the first nine months of fiscal 1999 compared with the prior year was primarily the result of restructure and other charges that the Company incurred during the second quarter of fiscal 1999. Legal expenses were also elevated in fiscal 1999 compared with the prior year due to the establishment of a reserve for the estimated costs of settlement of claims for alleged patent infringement.

         Interest Income and Other

         Interest and other income for the third quarter of fiscal 1999 was $941,000, compared with $721,000 for the second quarter of fiscal 1999 and $672,000 for the third quarter of fiscal 1998. Interest and other income for the first nine months of fiscal 1999 was $2.4 million, compared with $1.8 million for the first nine months of fiscal 1998. The increases in interest and other income were driven primarily by increased cash, cash equivalents, and short term investments available for investing by the Company. The Company also recorded a full quarter of interest income during the third quarter of fiscal 1999 on the note receivable due from GateField Corporation that was consummated during the second quarter of fiscal 1999.

         Tax Provision

         The Company's effective tax rates for the three months and nine months ended October 3, 1999, were 31.0% and 31.5% respectively, compared with 32.5% for the three months and nine months ended October 4, 1998. The decrease in the effective tax rate during the third quarter and nine months ending of fiscal 1999 was due primarily to a reduction in the company's projected state income taxes. In addition, the Company is anticipating an increase in the benefit of state research and development tax credits and other state income tax incentives. The effective tax rates are based on the estimated annual tax rate complying with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This rate differs from the federal statutory rate due primarily to state income taxes (net of federal benefit), the benefits of research and development credits, tax exempt income, and recognition of certain deferred tax assets subject to valuation allowances as of January 3, 1998.

Liquidity and Capital Resources

         At the end of the third quarter of fiscal 1999, the Company's cash, cash equivalents, and short-term investments were $84.1 million, compared with $70.4 million at the beginning of fiscal 1999. The amount of cash, cash equivalents, and short-term investments increased principally because of cash provided by operations and cash received from stock transactions.

         The Company believes that existing cash, cash equivalents, and short-term investments, together with cash from operations, will be sufficient to meet its cash requirements for the foreseeable future. A portion of available cash may be used for investment in or acquisition of complementary businesses, products, or technologies.

         The Company has a line of credit with a bank that provides for borrowings not to exceed $5,000,000. The agreement contains covenants that require the Company to maintain certain financial ratios and levels of net worth. As of October 3, 1999, the Company was in compliance with the covenants for the line of credit. Borrowings against the line of credit bear interest at the bank's prime rate. There were no borrowings against the line of credit at October 3, 1999. The line of credit, which expires in May 2000, may be terminated by either party upon not less than thirty days' prior written notice.

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

         AGL

         On October 5, 1999, the Company announced that it had agreed to acquire AutoGate Logic, Inc. ("AGL") of Fremont, California. AGL is a software service company that offers a range of development tools, including place and route and timing analysis software. The Company anticipates that it will consummate its acquisition of AGL in the fourth quarter of 1999, which may result in a one-time write-off of in-process research and development and the booking of additional goodwill. However, there can be no assurance that the Company and AGL will enter into definitive agreements or that the conditions to closing contained in such agreements will be satisfied or waived.

         GateField

         Pursuant to the Series C Preferred Stock Purchase Agreement between the Company and GateField dated as of August 14, 1998, and amended as of May 25, 1999, the Company has a right of first refusal to purchase its pro rata share of certain new securities GateField may wish to sell. On September 30, 1999, GateField sold, and two subsidiaries of Mitsui High-tec Inc. (Mitsui Create USA, Inc. and MHT American Holdings, Inc.) purchased, a total of 307,696 shares of GateField Common Stock for $2.0 million. The owners of GateField's Series B Preferred Stock, Idanta Partners, Ltd. and its affiliates, exercised their rights to participate on a pro-rata basis and purchased a total of 52,035 shares of GateField Common Stock for $338,223.44. The Company exercised its right to participate on a pro-rata basis and purchased 112,129 shares of GateField Common Stock for $728,829.75. The purchase of GateField Common Stock by the Company was effected pursuant to a Common Stock Purchase Agreement between the Company and GateField dated as of September 30, 1999.

Additional Quarterly Information

         The following table presents certain unaudited quarterly results for each of the eight quarters in the period ended October 3, 1999. In the opinion of management, all necessary adjustments (consisting only of normal recurring accruals) have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements of the Company and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 3, 1999. These quarterly operating results are not necessarily indicative of the results for any future period.

                                                                               Three Months Ended
                                                 Oct. 3,   Jul. 4,   Apr. 4,   Jan. 3,   Oct. 4,   Jun 28,   Mar.29,   Dec.28,
                                                   1999      1999      1999      1999      1998      1998      1998      1997
                                                 -------   -------   -------   -------   -------   -------   -------   -------
                                                               (unaudited, in thousands except per share amounts)

Statement of Operations Data:
Net revenues .................................   $43,162   $41,619   $40,838   $40,174   $38,628   $37,160   $38,465   $37,012
Cost of revenues .............................    16,659    16,238    15,994    15,797    15,245    14,815    15,785    15,287
Gross profit .................................    26,503    25,381    24,844    24,377    23,383    22,345    22,680    21,725
Research and development .....................     7,740     8,064     8,447     8,483     7,960     7,527     7,250     6,816
Selling, general, and administrative .........    11,271    13,243    10,931    10,359    10,411    10,392    10,581    10,313
Restructure and other charges ................      --       1,963      --        --        --        --        --        --
Income from operations .......................     7,492     2,111     5,466     5,535     5,012     4,426     4,849     4,596
Net income ...................................   $ 5,668   $ 1,926   $ 4,221   $ 4,118   $ 3,837   $ 3,419   $ 3,613   $ 3,382
Net income per share:
   Basic .....................................   $  0.26   $  0.09   $  0.20   $  0.20   $  0.18   $  0.16   $  0.17   $  0.16
   Diluted ...................................   $  0.25   $  0.09   $  0.19   $  0.19   $  0.18   $  0.16   $  0.17   $  0.16
Shares used in computing net income per share:
   Basic .....................................    21,748    21,511    21,347    21,091    21,449    21,288    21,163    21,032
   Diluted ...................................    23,003    22,454    22,673    22,201    21,724    21,968    21,864    21,623


                                                                               Three Months Ended
                                                 Oct. 3,   Jul. 4,   Apr. 4,   Jan. 3,   Oct. 4,   Jun 28,   Mar.29,   Dec.28,
                                                   1999      1999      1999      1999      1998      1998      1998      1997
                                                 -------   -------   -------   -------   -------   -------   -------   -------
As a Percentage of Net Revenues:
Net revenues .................................     100.0%    100.0%    100.0%    100.0%    100.0%    100.0%    100.0%    100.0%
Cost of revenues .............................      38.6      39.0      39.2      39.3      39.5      39.9      41.0      41.3
Gross margin .................................      61.4      61.0      60.8      60.7      60.5      60.1      59.0      58.7
Research and development .....................      17.9      19.4      20.7      21.1      20.6      20.3      18.9      18.4
Selling, general, and administrative .........      26.1      31.8      26.7      25.8      27.0      28.0      27.5      27.9
Restructure and other charges ................       --        4.7       --        --        --        --        --        --
Income from operations .......................      17.4       5.1      13.4      13.8      13.0      11.9      12.6      12.4
Net income ...................................      13.1       4.6      10.3      10.3       9.9       9.2       9.4       9.1

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

         State of Readiness

         The company has completed its preparations to assure that all mission critical systems will continue to function properly in the year 2000. Measures taken have included upgrading its mission critical Information Technology (IT) systems, including the ERP system (modules for order entry, general ledger, billing, production tracking, inventory, and shipping), local and wide area networks, desktops, and non-IT systems such as test equipment and certain hardware with embedded programs to Year 2000 compliant versions. In addition to installing Year 2000 compliant versions, where practical, systems were tested to simulate operations with a system date later than December 31, 1999.

         The Company has completed a review of its product lines (FPGA devices and programming software and hardware) for purposes of determining Year 2000 compliance. The Company's software beginning with the R3-1998 release and all subsequent releases meets Year 2000 compliance standards as defined by the British Standards Institute DISC PD-2000-1. Year 2000 compliant software was provided in December 1998 to all customers with maintenance contracts. Programming hardware beginning with the Activator 2 families, released in 1994, do not contain any components that might be affected by date or time conditions. FPGAs manufactured by the Company derive their functionality from customer designs and do not inherently contain any embedded functionality that could be affected by date or time conditions. Accordingly, the Company does not believe that the Year 2000 presents a material exposure as it relates to the Company's products.

         Year 2000 Related Costs

         The Company has utilized both internal and external resources to reprogram or replace, test, and implement the software and embedded systems for Year 2000 modifications. To date, the Company has incurred approximately $0.9 million of expenses on efforts directed solely at Year 2000 compliance and does not anticipate any further significant spending on this issue. The total cost of the Year 2000 project has been funded through operating cash flows.

         Risks

         Management of the Company believes it has an effective program in place to resolve internal Year 2000 issues in a timely manner. Management of the Company further believes that its most likely worst-case Year 2000 scenario would involve problems with the systems of external parties rather than with the Company's internal systems or products. Failure in the systems of external parties could cause temporary interruption of supplier deliveries, orders from customers, or the transportation of shipments to customers.

         The Company has queried all of its significant suppliers and subcontractors and major distributors. To date, the Company is not aware of any supplier or distributor with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that its suppliers and distributors will be Year 2000 ready. The inability of suppliers to complete their Year 2000 compliance process in a timely fashion could materially and adversely impact the Company by impeding the production process and the ability of the Company to fulfill customer orders. The failure of distributors to be Year 2000 compliant could reduce or delay the placement of orders for the Company's products or the resale of those products to end customers.

         Contingency Plans

         Included in its efforts to minimize the effect of any Year 2000 related problems, the Company has developed a contingency plan designed to deal with Year 2000 issues that could have a material and adverse effect on its business processes despite remediation efforts and third party assurances. The plan identifies mission critical functions that must be restored expeditiously during an operational disruption and identifies actions that must be undertaken in preparation for a Year 2000 operational disruption. The plan includes primarily manual workarounds and planned increases in inventory levels.

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

         Periodically, the Company is made aware that technology used by the Company may infringe intellectual property rights held by others. During the third quarter of fiscal 1999, the Company continued in negotiations with several third parties regarding potential patent infringement issues. The Company has made adequate provision for the estimated settlement costs of claims for alleged infringement prior to the balance sheet date. While management believes that reasonable resolution will occur, there can be no assurance that these claims will be resolved or that the resolution of these claims will not have a materially adverse effect on future results of operations or require changes in the Company's products or processes. In addition, management's evaluation of the likely impact of these pending disputes could change in the future based upon new information learned by management. Subject to the foregoing, management does not believe any pending disputes, including those described above, are likely to have a materially adverse effect on the Company's financial condition, results of operations, or liquidity.

Item 6.       Exhibits and Reports on Form 8-K.

         (a)......Exhibits.

                  None

         (b)......Reports on Form 8-K

                  None

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                ACTEL CORPORATION




Date: November 4, 1999                              /s/ Henry L. Perret
                                             ----------------------------------
                                                        Henry L. Perret
                                                  Vice President of Finance
                                                 and Chief Financial Officer
                                               (as principal financial officer
                                                 and on behalf of Registrant)