Form 10-K
period 2000-01-02
ACTEL CORP
filed 2000-04-03
CIK 907687

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

(Mark One)

   X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2000

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

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price for shares of the Registrant's Common Stock on March 31, 2000, as reported by the National Market System of the National Association of Securities Dealers Automated Quotation System, was approximately $613,642,000. In calculating such aggregate market value, shares of Common Stock owned of record or beneficially by all officers, directors, and persons known to the Registrant to own more than five percent of any class of the Registrant's voting securities were excluded because such persons may be deemed to be affiliates. The Registrant disclaims the existence of control or any admission thereof for any other purpose.

          Number of shares of Common  Stock  outstanding  as of March 31,  2000:
23,036,802.


                     --------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

         The following documents are incorporated by reference in Parts II, III, and IV of this Annual Report on Form 10-K: (i) portions of Registrant's annual report to security holders for the fiscal year ended January 2, 2000 (Parts II and IV), and (ii) portions of Registrant's proxy statement for its annual meeting of shareholders to be held on May 19, 2000 (Part III).

         All information contained or incorporated by reference in this Annual Report on Form 10-K should be read in conjunction with and in the context of the Risk Factors set forth at the end of Part I. Unless otherwise indicated, the statements contained in this Annual Report on Form 10-K are made as of March 31, 2000, and the Company undertakes no obligation to update such statements, including all forward-looking statements.

                                     PART I

ITEM 1.  BUSINESS

Overview

         Actel designs,  develops,  and markets field  programmable  gate arrays
("FPGAs") and associated design and development software and programming hardware. FPGAs are used by designers of communications, computer, consumer and internet-appliance, industrial, military/aerospace, and other electronic systems to differentiate their products and get them to market faster. Actel is the leading supplier of FPGAs based on antifuse technology, and in 1999 introduced FPGAs based on flash technology. Actel's strategy is to be The Programmable ASIC Solutions Company, a complete solution provider for programmable application specific integrated circuit ("ASIC") systems.

         Actel shipped its first products in 1988 and thousands of its development systems are in the hands of customers, including Alcatel, Allen Bradley/Rockwell, Cabletron, General Electric, Honeywell, Hughes Aircraft, Lockheed Martin, Lucent Technologies, Marconi, Nortel, and Siemens. Actel derived 9% of its net revenues for 1999 from Nortel and expects to derive 10% or more of net revenues for 2000 from Nortel. Actel has foundry relationships with Chartered Semiconductor Manufacturing Pte Ltd ("Chartered Semiconductor") in Singapore; Lockheed Martin Space Electronics & Communications ("Lockheed Martin SEC") in the United States; Matsushita Electronics Company ("MEC") in Japan; UMC Corp. ("UMC") in Taiwan; and Winbond Electronics Corp. ("Winbond") in Taiwan.

         Actel's product line consists of eleven families of antifuse-based FPGAs; Designer Series Development System, DeskTOP, and CoreHDL software; Silicon Sculptor device programmers; Silicon Explorer debugging and diagnostic tools; and an evaluation board and sockets. To meet the diverse customer requirements in the broad FPGA market, each member of a product family generally is offered in a variety of speed grades, package types, reliability screenings, and ambient temperature tolerances. Designers can use Actel's integrated suite of design tools (DeskTOP) or third-party software for circuit design and then translate the design into a programmed FPGA using Actel's highly automated software (Designer Series Development System) and device programmers (Silicon Sculptor). CoreHDL blocks or "cores" can reduce development time by being "dropped into" designs, and Silicon Explorer can reduce design-verification time by enabling the user to monitor the functionality of a programmed FPGA in "real time." The evaluation board allows designers to assess the suitability of their designs for specific applications, and sockets permit designers to replace an FPGA without damaging the board. Actel also offers system-level design, prototyping, and consulting services through its Protocol Design Services Group.

         In 1999, Actel introduced the SX-A family of antifuse FPGAs, which currently is manufactured at MEC using 0.25-micron design rules. This means that Actel is manufacturing antifuse FPGAs at the same geometry as the mainstream process technology used for static random access memory ("SRAM") FPGAs, such as those offered by Xilinx, Inc. ("Xilinx") and Altera Corporation ("Altera"). As a result, the cost, performance, and power advantages inherent in the antifuse have again become evident. The SX-A family is currently positioned as the industry's price/performance/power leader, permitting customers to use programmable devices with ASIC-like speed, power consumption, and pricing in volume production. The new family is particularly well suited for products enabling the portability of the internet, or "e-appliances," such as MP3 players, digital cable set-top boxes, digital cameras, digital film, and DSL modems. In addition, radiation-tolerant versions of SX-A devices will help Actel maintain its position as the world's leading supplier of FPGAs to commercial satellites and other military/aerospace applications.

         Actel refocused its reprogrammable SRAM strategy in 1999. Actel believes that the size and power advantages of its SRAM architecture can now be used to greatest efficacy in the emerging market for embedded programmable products. A strategic product marketing team has been formed to position Actel's SRAM technology at the forefront of this emerging market. Actel also renewed its commitment in the area of intellectual property ("IP") cores in 1999. Actel's IP program is aimed at addressing customers' design and design reuse needs by providing immediate access to pre-verified soft logic cores implemented in Actel silicon. The strategic product marketing team's charter in this area is to aggressively pursue third-party strategic relationships and proprietary IP programs.

         In 1999, Actel introduced the ProASIC family of non-volatile, single-chip, very low power, "live-at-power-up" family of reprogrammable gate arrays. The product family, which will consist of seven devices have capacities ranging up to 512,000 gates, was developed by GateField Corporation ("GateField"). The ProASIC family is currently manufactured on a mainstream, 0.25-micron embedded flash process at Infineon Technologies (formerly Siemens Semiconductor) in Germany. Flash-based ProASIC products offer benefits over other programmable logic devices ("PLDs") available on the market today, which are either volatile or non-reprogrammable. ProASIC devices are non-volatile and reprogrammable. ProASIC devices also exhibit a high level of portability between PLD and ASIC design flows. ProASIC devices permit ASIC designers to use their standard design flow, with no new design methodologies to learn, and also be seamlessly migrated to standard ASIC designs. The design methodology also enables designers to "drop in" IP cores from proprietary and third-party sources, eliminating much of the architecture-specific re-engineering required by other PLDs. ProASIC products are closely coupled with the ASICmaster automated place-and-route electronic design automation ("EDA") software, which is optimized for hardware description language ("HDL") design and methodology. ASICmaster performs place and route of the design into the selected device and provides back-annotated delay information for simulation. Once the design is verified, ASICmaster downloads the layout into a device programmer for chip programming. Actel is currently engaged in limited software and silicon sampling of ProASIC at selected customers throughout the world.

         As part of its strategic alliance with GateField entered into in 1998, Actel acquired the exclusive right to market and sell standard ProASIC products in process geometries of 0.35-micron and smaller, as well as the ASICmaster design tool software. In 1999, the Company loaned $8.0 million to GateField in exchange for a promissory note that is convertible (at Actel's election) into 1,230,769 shares of GateField common stock. In addition, Actel increased its ownership of GateField common stock during 1999 from 16,500 shares to 190,529 shares. As a result of these developments, Actel began accounting for its interests in GateField under the equity method of accounting during 1999.

         In 1999, Actel also completed its acquisition of AutoGate Logic, Inc. ("AGL") in a transaction accounted for as a purchase. AGL developed a wide range of very large scale integration (VLSI) development tools, including FPGA and custom integrated circuit ("IC") place and route and timing analysis software. The purchase price of $7.2 million included the issuance by Actel of 285,943 shares of Common Stock and the assumption of options to purchase 89,057 shares of Common Stock. Goodwill of $4.9 million and completed technology of $2.1 million associated with the AGL acquisition will be amortized using the straight-line method over a period of five years beginning with the first quarter of fiscal year 2000. The $0.2 million value assigned to the assembled workforce is being amortized over an estimated useful life of six months.

         For 1999, Actel's pre-tax net income was reduced by $1.1 million under the equity method of accounting as a result of Actel's equity interest in GateField and by $1.9 million due to amortization of goodwill and other acquisition-related charges. These amounts are expected to increase in future years.

         During the second quarter of 1999, Actel completed a restructuring plan that included a reduction in force as well as the elimination of certain projects and non-critical activities. The total pretax restructure and other charges for these activities, including employee severance and outplacement expenses and the write-off of prepaid license and abandoned capital assets, was $2.0 million. These measures were taken to bring overall spending in line with revenue projections for the year and to sharpen Actel's focus on new product development. For the year, Actel's selling, general, and administrative expenses increased by more (on a percentage basis) than net revenues, principally because of an accrual of estimated settlement costs of claims for alleged patent infringement, an increased level of sales and marketing activities in support of new products, and expenses related to the termination of a distributor.

         Actel was named as one of the "200 Best Small Companies" by Forbes magazine in its issue dated November 1, 1999. In addition, Actel was added to the Standard & Poor's "SmallCap 600 Index" after the close of trading on January 7, 2000. Actel is included in the S&P SmallCap 600 Electronics (Semiconductors) industry group. No significant disruptions were experienced by Actel as a result of either the September 1999 earthquake in Taiwan or the Year 2000 date change.

         Actel markets its products through a worldwide, multi-tiered sales and distribution network. In 1999, a majority of Actel's sales were made through distributors. Actel's principal distributors are Pioneer-Standard Electronics, Inc. ("Pioneer") and Unique Technologies, Inc. ("Unique") in North America and Arrow Electronics, Inc. and Zeus Electronics (collectively, "Arrow") worldwide. In 1999, Arrow, Pioneer, and Unique accounted for 16%, 12%, and 13%, respectively, of Actel's net revenues. In addition to the three major industrial distributors, the North American sales network includes 20 sales management and/or technical sales offices and 20 manufacturers' representative firms. The European network includes five sales offices and 12 distributors. The Pan-Asia network includes four sales management offices and seven distributors. Three additional distributors serve the remaining international markets in which Actel offers its products. In 1999, sales to customers outside the United States accounted for 29% of Actel's net revenues, compared with 33% for 1998 and 31% for 1997.

         Actel was incorporated in California in 1985 and has been authorized by shareholders to reincorporate as a Nevada corporation. The Company's principal facilities and executive offices are located at 955 East Arques Avenue, Sunnyvale, California 94086-4533, and its telephone number at that address is
(408) 739-1010. The Company's World Wide Web address is http://www.actel.com . As used in this Annual Report on Form 10-K, "Actel" and "the Company" mean Actel Corporation and its consolidated subsidiaries; and "gate" or "gates" means "ASIC-equivalent" gates, unless otherwise indicated.

         "Actel" and the Actel logo are registered trademarks of the Company, and "ProASIC" and "ASICmaster" are registered trademarks of GateField. This Annual Report on Form 10-K also includes unregistered trademarks of the Company and trademarks of companies other than Actel.

Actel Strategy

         Actel's strategy is to be The Programmable ASIC Solutions Company. For customers requiring discrete logic solutions, the Company's FPGAs offer the benefits of both ASICs and programmable devices:

         - Like ASICs, the Company's FPGA devices provide non-volatile, "live-at-power-up," low-power, single-chip solutions at very low prices in volume production. Like other programmable devices, the Company's FPGAs reduce design risk, inventory investment, and time to market.

         - To further shorten the design cycle, logic designers can choose to use either ASIC or FPGA software tools and design methodologies, and the architectures of the Company's FPGAs enable the utilization of predefined IP cores, which can be reused across multiple designs or product versions.

         - Depending upon their requirements or preferences, customers can choose to use either FPGAs based on antifuse technology, which are one-time programmable and have ASIC-like speed; or FPGAs based on flash technology, which are reprogrammable. In either case, the Company can provide programming services, making the offering a "virtual ASIC" from the customer's point of view.

         For customers requiring integrated logic (or system-on-a-chip) solutions, the Company's SRAM-based logic core (or standard cell) will enable the integration of reprogrammable logic with predefined functions on a single chip using a standard process.

         For customers requiring either discrete or integrated solutions, the Company's IP cores and design services can be provided as needed to help customers accelerate design creation and verification, prototyping, and time to market.

Products and Services

         The Company's product line consists of eleven families of antifuse-based FPGAs; Designer Series Development System, DeskTOP, and CoreHDL software; Silicon Explorer debugging and diagnostic tools; Silicon Sculptor device programmers; and an evaluation board and sockets. In 1999, the Company introduced the SX-A family of antifuse FPGAs and the ProASIC family of reprogrammable gate arrays. The Company also offers system-level design, prototyping, and consulting services through its Protocol Design Services Group.

         Antifuse FPGAs

         To meet the diverse customer requirements in the broad programmable logic market, each of the Company's antifuse FPGA families (except the RadHard family) is offered in a variety of speed grades, package types, reliability screenings, and ambient temperature tolerances. The five members of the ACT 1 and ACT 2 families, for example, can be ordered in more than 100 speed, packaging, screening, and tolerance variations.

                  ACT 1

                  The ACT 1 family of FPGAs consists of two products: the 1,200-gate A1010, which was first shipped for revenue in 1988; and the 2,000-gate A1020, which was first shipped for revenue in 1989. This family of devices was introduced at 2.0 micron and is manufactured using 1.0-micron design rules.
         The Company offers 5.0- and 3.3-volt versions of both ACT 1 products.

                  ACT 2

                  The ACT 2 family of FPGAs consists of three products: the 4,000-gate A1240 and the 8,000-gate A1280, which were first shipped for revenue in 1991; and the 2,500-gate A1225, which was first shipped for revenue in 1992. This family of devices was introduced at 1.2 micron and is manufactured using 1.0-micron design rules.

                  ACT 3

                  The ACT 3 family of FPGAs consists of five products: the 2,500-gate A1425 and the 6,000-gate A1460, which were first shipped for revenue in 1993; and the 1,500-gate A1415, the 4,000-gate A1440, and the 10,000-gate A14100, which were first shipped for revenue in 1994. The ACT 3 family was designed for applications requiring high speed and a high number of inputs and outputs ("I/Os"). The five members of the ACT 3 family can be ordered in approximately 150 speed, packaging, screening, and tolerance variations. The Company offers 5.0- and 3.3-volt versions of all five ACT 3 products, as well as versions (A1460BP and A14100BP) that are compliant with the peripheral component interconnect ("PCI") standard. The ACT 3 family was introduced at 0.8 micron and is manufactured using 0.6-micron design rules.

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

                  DX

                  The 3200DX family of FPGAs consists of five products: the 6,500-gate A3265DX, which was first shipped for revenue in 1995; the 14,000-gate A32140DX and the 20,000-gate A32200DX, which were first shipped for revenue in 1996; and the 10,000-gate A32100DX and the 30,000-gate A32300DX, which were first shipped for revenue in 1997. The 3200DX family permits designers to integrate the register-intensive datapath functions of FPGAs, the control and decode modules commonly implemented in CPLDs, and the fast dual-port SRAM typically used for high-speed buffering. Supported by the Company's extensive selection of automated design tools, the 3200DX family is optimized for synthesis design methodologies to yield predictable performance for system logic integration. To further assist designers, most members of the family offer JTAG boundary scan logic, which permits testing of the design during manufacture. The Company offers 5.0- and 3.3-volt versions of all five members of the 3200DX family, which is manufactured using 0.6-micron design rules and can be ordered in approximately 150 speed, packaging, screening, and tolerance variations.

                  MX

                  The MX family of FPGAs consists of six products: the 4,000-gate A40MX04 and the 16,000-gate A42MX16, which were first shipped for revenue in 1997; and the 2,000-gate A40MX02, the 9,000-gate A42MX09, the 24,000-gate A42MX24, and the 36,000-gate A42MX36, which were first shipped for revenue in 1998. The MX family includes the best features from the Company's ACT 1, ACT2, 1200XL, and 3200DX families and should, over time, replace those earlier families in new 5.0-volt commercial designs. The largest MX devices include system logic integration functions, such as embedded SRAM and decode logic, that are used by designers to integrate disparate functions in data networking, telecommunication, and industrial control applications. The MX family is manufactured using 0.45-micron design rules, which permits it to work in pure 5.0-volt, pure 3.3-volt, and mixed 5.0- and 3.3-volt systems. The family can be ordered in more than 200 speed, packaging, screening, and tolerance variations.

                  As the Company's first line of low-cost, single-chip ASIC alternatives, the MX family ramped to volume the fastest of any product in Actel's history. In March 1999, only eighteen months after introduction, the Company announced that it had shipped the two-millionth MX device. In April 1999, the Company announced that it had shipped one million units of the MX04 device. This milestone was achieved just thirteen months after the availability of production-qualified devices. In January 2000, the Company announced that it had shipped one million units of the MX family in the fourth calendar quarter of 1999. The unit volume of MX shipments demonstrates the acceptance of antifuse technology in high-volume applications, such as those serving the internet, and is evidence that electronics engineers are opting with increasing frequency for the time-to-market advantage of FPGAs over the longer lead times associated with traditional ASICs.

                  In July 1999, the Company announced the availability of "-3" speed grade MX devices, which resulted from a proprietary process breakthrough by Actel's foundry partner, Chartered. The -3 speed grade improves overall speed by 35% compared with the standard MX speed grade. The MX family is currently positioned as a line of low-cost, single-chip, mixed-voltage ASIC-alternative FPGAs for 5.0-volt applications.

                  SX

                  The SX family of FPGAs consists of four products, all of which were first shipped for revenue in 1998: the 8,000-gate A54SX08, the 16,000-gate A54SX16 and A54SX16P, and the 32,000-gate A54SX32. The SX family is manufactured using 0.35-micron design rules. All SX devices have full pin compatibility within the family and provide mixed 5.0- and 3.3-volt support with 3.3-volt output drive and 5.0-volt tolerant inputs. The SX family can be ordered in more than 200 speed, packaging, screening, and tolerance variations, and approximately 50 more variations are planned.

                  SX  was  the  first  family  to  be  built  on  the  Company's triple-layer metal, "sea of modules" architecture. The foundation for the architecture is a "sea" of logic modules laid out as a grid across the entire silicon floor. This sea-of-modules design minimizes chip area by  covering  almost  the  entire  silicon  substrate  with  logic resources. To further increase design efficiency and device performance, these modules have been organized into "superclusters." Two different levels of local routing resources within superclusters give designers the ability to achieve very fast performance. The interconnect resources are located on the upper two layers of metal. The result is dramatically reduced die size (regardless of capacity), increased device performance, and reduced cost.

                  The SX family's combination of performance and density enables designers to combine multiple high-performance CPLDs into a single FPGA, thereby cutting power consumption, saving board space, and reducing costs. In May 1999, the Company announced the availability of "-3" speed grade SX devices, which are 35% faster than the standard SX speed grade and were then the world's fastest FPGAs. The SX family and the SX-A family, discussed below, are currently positioned as industry price/performance/power leaders, permitting customers to use programmable devices with ASIC-like speed, power consumption, and pricing in volume production.

                  SX-A

                  The SX-A family of FPGAs, which was first shipped for revenue in 1999, currently consists of four products: the 8,000-gate A54SX08A, the 16,000-gate A54SX16A, the 32,000-gate A54SX32A, and the 72,000-gate A54SX72A. The SX-A family currently is manufactured at MEC using 0.25-micron design rules. This means that, for the first time in more five years, the Company is manufacturing antifuse FPGAs at the same geometry as the mainstream process technology used for SRAM FPGAs. As a result, the cost, performance, and power advantages inherent in the antifuse have again become evident.

                  The SX-A family was introduced in September 1999. The family's fine-grained "sea-of-modules" antifuse architecture and small process geometry permit the Company to offer the world's fastest and lowest-power FPGAs at very competitive prices. This combination of low cost and industry-leading performance and power dissipation delivers what the Company calls "performance without penalty": system designers can reach their performance targets in less time, avoiding weeks or months of struggle to meet performance goals, using fast devices that consume less power and cost less than alternative PLDs. In addition, the SX-A family offers I/O capabilities that provide full support for "hot-swapping." Hot-swapping permits boards to be exchanged while systems are running (or "hot"), which is a capability important in networking, telecommunication, and fault-tolerant computing applications. The SX-A family includes other I/O features, such as slew rate control, and supports mixed-voltage (2.5-, 3.3-, and 5.0-volt) systems. SX-A devices are available in variety of plastic flat pack and ball grid array ("BGA") packages.

                  In March 2000, the Company  announced that it had successfully developed a 0.22-micron antifuse process technology at UMC. This new technology, which has already yielded working silicon and is currently being qualified for production, should reduce die size by 20% and improve performance by 10% compared with the Company's current 0.25-micron SX-A devices. The new 0.22-micron process was developed in record time, as was also true of the 0.25-micron process. In recent years, most standard logic processes have adopted the use of multi-voltage transistors and polishing methods that were previously unique to antifuse FPGAs. This, together with the narrowing difference in mask sets between standard and antifuse processes, has significantly reduced the time required to bring up new antifuse processes. Early indications are that the Company is also on an accelerated development cycle for its next-generation family of antifuse products.

                  HiRel/Military

                  HiRel and military devices are designed for use in military and extreme temperature environments. The Company's HiRel offering includes all members of the Company's ACT 1, ACT 2, ACT 3, XL, DX, MX, and SX families in plastic as well as ceramic packages. All of the HiRel devices offered in plastic packages are certified for commercial (0 to +70(0)C), industrial (-40 to +85(0)C), or military (-55 to +125(0)C) temperature ranges. All of the HiRel devices offered in ceramic packages are certified for commercial or military temperature ranges or with Class B (MIL-STD-883) qualification.

                  In March 1999, the Company  announced that it has been awarded
         Full Certification to Qualified Manufacturers Listing ("QML") status. This certification confirms that the Company has an approved quality system and control of its processes and procedures according to the standards set forth in the MIL-PRF-38535. QML certification, which is granted by the Defense Supply Center, Columbus, Ohio ("DSCC"), qualifies processes and materials rather than individual products or production lots. In June 1999, the Company announced that it had completed QML certification for its full line of plastic-packaged antifuse FPGAs, giving customers using commercial off-the-shelf ("COTS") components access to a wide range of package type, density, performance, and price points. With QML plastic certification, the entire line of Actel devices can be integrated into design applications that would otherwise require higher-cost ceramic package devices, thereby providing designers with a lower-cost solution. The certification also permits the integration of commercial and military production without compromising quality or reliability. In addition, many suppliers of microelectronic components have implemented QML as their primary worldwide business standard. Appropriate use of this standard helps not only in the implementation of advanced technologies, but also in providing more effective logistical support throughout the life cycle of the product.

                  In January 2000, the Company announced that it had registered as a STACK International supplier. STACK International members consist of a distinguished worldwide group of major electronic equipment manufacturers serving the high-reliability and communications markets. STACK registration signifies formal acceptance by the Company of the requirements in the "STACK Purchase Specification -- General Requirements for Integrated Circuits." Registration is the first step in acquiring full STACK Certification.

                  RT

                  RadTolerant devices are designed to meet all types of digital logic requirements for space applications, including commercial, military, and civilian satellites as well as deep-space probes. These devices are offered in ceramic packages and certified for military temperature ranges with either Class B or Class E (extended flow/space) qualification and include complete total dose radiation test reports on every lot of devices. In addition, all RadTolerant devices have design- and pin-compatible commercial versions for easy and inexpensive prototyping.

                  The RadTolerant family of FPGAs currently consists of seven products: the 2,000-gate RT1020, the 2,500-gate RT1425A, the 6,000-gate RT1460A, the 8,000-gate RT1280A, the 10,000-gate RT14100A, the
         16,000-gate RT54SX16, and the 32,000-gate RT54SX32. The RTSX16 and RTSX32 products, which were introduced in 1999, are capable of up to 100 Krads of total dose immunity. RadTolerant FPGAs provide cost-effective alternatives to radiation-hardened devices for applications requiring high reliability. One such application is the growing market for commercial satellites, which are widely used in telecommunications for cellular phones, pagers, and global positioning system products and services.

                  In November 1999, the Company announced a plan to expand its line of RadTolerant FPGAs with a new family based on 0.25-micron antifuse SX-A devices. This new RTSX-S family of parts will be enhanced for space applications by the addition of a hardened register module, which will improve the new family's tolerance to device upsets caused by the bombardment of external radiation and space particulate. Two devices for the new RadTolerant family have been identified. The first part, the RTSX32S device with a density of 32,000 gates, is currently expected to complete qualification in the third quarter of 2000. The second part, the RTSX72S device with a density of 72,000 gates, will be the Company's largest HiRel FPGA. When qualified, these RTSX-S devices are expected to be the fastest and lowest-power FPGAs operating in space, permitting design engineers to increase system performance, reduce power consumption, and lighten payload through system integration. Both the RTSX and RTSX-S families are fabricated in Japan by the Company's long-time foundry partner, MEC.

                  RH

                  The RadHard family of FPGAs consists of two products: the 8,000-gate RH1280, which was first shipped for revenue in 1996; and the 2,000-gate RH1020, which was first shipped for revenue in 1998. RadHard devices are offered in ceramic packages and certified with Class VQ
         (QML) qualification. Actel's RadHard FPGAs are manufactured by Lockheed Martin SEC at its QML facility in Manassas, Virginia, using a high-reliability, radiation-hardened 0.8-micron process. The Company and Lockheed Martin SEC jointly developed the RadHard family to meet the demands of applications requiring guaranteed levels of performance and radiation survivability, including the growing telecommunications satellite market. Additional applications for RadHard FPGAs include satellites for military use, deep space probes and planetary missions, and ground-based military applications in which radiation survivability is required.

         Software

         A key element of the Company's strategy is to support users' EDA tools of choice by facilitating the use of leading synthesis software as a "front end" to Actel's proprietary Designer Series Development System software. Rather than developing this capability alone, the Company has established the Actel Industry Alliance, which the Company uses to maintain relationships with EDA vendors and to develop interfaces between such vendors' EDA tools and Actel's proprietary software. Under the Alliance program, the Company provides members with access to Actel's proprietary software specifications, early access to software revisions, verification services, and participation in joint marketing efforts. The Alliance currently has more than 20 members, including all major EDA vendors supporting high-level design for both VHDL and Verilog. The Company provides comprehensive HDL solutions for the EDA environments of Aldec, Cadence Design Systems, Exemplar Logic, Mentor Graphics, OrCAD, Synopsys, Synplicity, and Viewlogic.

          Designer Series Development System

          The Designer Series Development System tool set is a software suite built on an object-oriented database that helps optimize and simplify FPGA circuit design, implementation, and testing. In 1999, Designer Series software was integrated into Actel's DeskTOP suite of design tools to perform place and route tasks.

          In June 1999, the Company announced the release of its free Designer Series R1 1999 software update, which included a timing-driven place and route ("TDPR") software module designed to increase performance for applications using the SX family. In November 1999, the Company announced the release of its R2 1999 design tool update, which included support for the SX-A product family and a series of performance and ease-of-use enhancements. The Designer Series TDPR software was enhanced to provide support for all of the Company's product families. Users can now specify the required performance of their designs using parameters (such as system frequency, clock-to-out, input setup time, and path delay) and the TDPR software will automatically place and route the design utilizing those parameters. Due to the abundance of routing resources in the Company's antifuse FPGAs, the TDPR software can typically meet the most demanding design requirements and improve the design's performance by 15% or more. In addition, the R2 1999 release included new ACTGen macros that provide barrel shifter, register file, and FIFO capabilities for both SX-A and SX devices. Additional support was provided for a new 66MHz, 64-bit Target+Master PCI soft core in the SX32A device.

          DeskTOP

          In February 1999, the Company became the first PLD supplier to offer a free integrated suite of design tools. The Actel DeskTOP is a three-vendor suite of logic design tools from Synplicity, VeriBest (now wholly owned by Mentor Graphics), and Actel, with technical support provided by Actel. The basic
DeskTOP version (for users designing Actel FPGAs of up to 50,000 gates) was offered at no charge to qualified designers through January 31, 2000. The basic Actel DeskTOP design tool suite integrates the functionality of VeriBest's Design View, Design Manager, schematic entry, and VHDL simulator; Synplicity's Synplify synthesis software; and Actel's Designer Series place and route tool.

          In June 1999, the Company announced the expansion of the DeskTOP integrated suite of design tools to include Actel DeskTOP Pro and Actel DeskTOP Open as migration path options from the basic DeskTOP. These products take the software offerings from VeriBest, Synplicity, and Actel to the highest level of functional performance and productivity, according to the needs of each Actel customer. DeskTOP Pro is a reasonably priced, complete tool suite solution for power users designing high gate count, system-level devices. It offers feature-rich design solutions with no maximum size limitation for all supported Actel devices. DeskTOP Open provides an open synthesis environment for customers who have already invested in their own synthesis tools. It also offers the ability to design with no maximum size limitation for all of the Company's current and planned antifuse devices. Like DeskTOP Pro, the DeskTOP Open upgrade provides VeriBest's Compliant VHDL simulator, VeriBest's state diagram editor, and Actel's Designer Advantage. It also provides easy integrated support for Synplicity's Synplify and Synopsys's FPGA Express synthesis software.

          In July 1999, the Company announced the expansion of its Actel DeskTOP integrated suite of design tools to include Verilog design entry and simulation. With the integration of Verilog into Actel DeskTOP, users can choose between VHDL or Verilog versions for seamless design entry and simulation of Actel antifuse device designs of up to 50,000 gates. In September 1999, the Company announced that it had already filled more than 4,000 individual software registration requests for the three versions of Actel DeskTOP.

          CoreHDL Intellectual Property

          As integrated circuits move to ever higher levels of capacity and integration, the use of IP in the form of cores becomes more important. In offering CoreHDL IP, the Company is targeting high-density FPGA designers who are interested in combining customized logic with predefined functions optimized for high performance applications. By using predefined cores, designers save engineering resources for the value-added portions of their designs while shortening the design cycle. In addition, the portable nature of cores enables design reuse across multiple product versions.

          The Company's CoreHDL IP portfolio consists of seven cores, which are available in either Verilog-HDL or VHDL source code: Core 8b/10b (8 bit/10 bit encoder/decoder interface); CoreARBITER (PCI arbiter); CoreASYNC (PCI asynchronous backend interface); CoreCRC (cyclic redundancy code generator/checker); CorePCI (peripheral component interface); CoreSDRAM (SDRAM controller interface); and CoreUART (serial communication controller).

          In September 1999, the Company announced its commitment in the area of IP to aggressively pursue third-party strategic relationships and proprietary IP programs. The Company's IP program will be aimed at addressing customers' design and design reuse needs by providing immediate access to pre-verified soft logic cores implemented in Actel silicon. A four-fold program approach is planned. First, the program will include an internal mini-core IP program to develop functions such as next-generation PCI buses, UART, and SDRAM controllers.
Second, the Company plans to create a partnership program to support key third-party IP suppliers who will provide system designers with a portfolio of validated IP blocks. Third, there will be further enhancements to ActGEN, a parameterizable function generator with a graphical user interface ("GUI"). Fourth, the Company will offer design services consulting for IP customization and system-level integration through its Protocol Design Services Group. In January 2000, the Company announced the appointment of Dennis Kish to the newly-created position of Vice President of Strategic Marketing. In this role, Mr. Kish is responsible for identifying emerging markets and opportunities (including third-party strategic relationships and proprietary IP programs) that will benefit from the Company's products and technologies.

          In September 1999, the Company also announced the release of its CorePCI Version 5.11, which added extensive design flexibility benefits for PCI bus design. The CorePCI 5.11 macro conforms to the PCI Local Bus Specification
2.2 and provides 32/64-bit bus widths and 33/66MHz performance using SX devices. In October 1999, the Company announced that it could deliver a 32,000-gate programmable device with Master/Target PCI functionality in a 329-pin BGA package for under $25 in high volume. This put an FPGA PCI solution in the same price/performance bracket as traditionally lower-cost ASICs. In November 1999, the Company announced the release of its CorePCI Version 5.2, which was the first programmable 64-bit, 66MHz PCI core to offer a complete solution, including Target Only, Master Only, and Master/Target (containing Target+DMA and Target+Master) functions. By offering the complete PCI solution, the Company now provides designers with an even more flexible, cost-effective solution for design reuse, as well as a low-cost migration path to ASICs and next-generation process technologies. A unique benefit of the Company's PCI core is the use of a soft register transfer level ("RTL") design flow, which provides complete PCI design portability to ASICs. The RTL implementation also makes it easy to integrate with user-defined logic at a higher level of abstraction. In addition, CorePCI cores do not require fixed placement, further reducing constraints on the design; and include SDRAM, DRAM, and FIFO controllers, permitting designers to create memory interfaces as required. In combination with the Company's SX and SX-A FPGAs, Actel's PCI core provides a low-power, high-performance, cost-effective, and very flexible platform for a broad scope of PCI and embedded PCI needs in communications, consumer, computer, industrial, and military applications. The soft core is available as customizable VHDL and Verilog-HDL code, and a firm solution can be provided as required.

          The Company also offers nine cores developed by Inicore AG, a Swiss IP provider, which are available only in VHDL source code: iniADPLL (all digital phase locked loop); iniCAN (controller area network bus interface); iniCPU (6809 8-bit microprocessor); iniG704; iniHDLC (high level data link controller); iniSCI (I2C master and slave interfaces); iniUART (universal asynchronous receiver/transmitter interface); iniUTOPIA (ATM interface); and iniVME (slave interface). In general, these cores are targeted to telecommunications and industrial control applications.

         Programmers

         The Company's FPGAs can be programmed by Silicon Sculptor, a highly reliable programmer that is easy to setup and use. The Company also supports programmers that are offered by third parties, including BP Microsystems Inc., Data I/O, SMS Sprint, and System General. Programmers execute instructions included in fuse files, which are obtained from the Company's Designer Series software, to program Actel FPGAs.

         The compact size of the Silicon Sculptor permits designers to program the Company's FPGAs from their desktop PC rather than in a lab. A single adapter module can be used to program all Actel antifuse or all flash devices within a package type, regardless of pinout. In May 1999, the Company announced that, together with BP Microsystems, it had developed single- and six-site versions of the Silicon Sculptor device programmer that are "native mode" compliant with Windows 95/98/NT. Up to 12 Actel devices can be concurrently programmed from a single PC by daisy chaining two six-site Silicon Sculptors together with a simple expansion cable.

         Silicon Explorer

         Silicon Explorer is a powerful debugging and verification tool that enables the user to monitor the internal operation of a programmed FPGA as it performs its functions at speed within a real system. By permitting real-time probing, Silicon Explorer can significantly reduce the amount of time necessary to debug and verify an FPGA design. In June 1999, the Company released testimonials from designers at several leading networking companies regarding Silicon Explorer's effectiveness and ease of use. Designers from Ascend Communications, E/O Networks, and Applied Signal Technology experienced productivity gains by using the real-time diagnostic tool for design verification and debugging.

         In February 2000, the Company announced a new generation of its Silicon Explorer debugging and diagnostic tool, Silicon Explorer II and Silicon Explorer II Lite. Silicon Explorer II further optimizes design performance, flexibility, and ease of use for all of the Company's antifuse FPGA product families. The logic analysis system in Silicon Explorer II was enhanced to support an external power supply; internal probing of 5.0-, 3.3-, and 2.5-volt FPGAs; four levels of triggering; decompression on download; and system acquisition rates up to 100MHz. In addition to being a logic analyzer that captures external bus activity, Silicon Explorer II includes "Probe Pilot." Probe Pilot attaches to the system being tested, providing access to internal FPGA signals. Probe Pilot hardware samples up to eighteen channels of synchronous or asynchronous signals in real time at system rates up to 100MHz. Its "Explore" software permits a user to dynamically set two of its eighteen channels to analyze signals internal to the FPGA. "Action Probe," a function available only with the Company's devices, permits dynamic access to any internal node. The Silicon Explorer II logic analysis system is compliant with Windows 95/98/NT and offers a Windows-like GUI. Silicon Explorer II Lite is a less-expensive version of Silicon Explorer II without the real-time logic analyzer.

         Evaluation Board

         In May 1999, the Company announced the availability of a 16,000-gate evaluation board for its SX and MX families of FPGAs. This evaluation board enables designers to conduct real-time evaluation of functionality and performance of both SX and MX family devices. In addition, a connector is provided to allow easy access to Silicon Explorer so that internal functionality and delays can be investigated. Since the user prototype area of the SX/MX evaluation board enables designers to interface their own surrounding circuits with the FPGA, the evaluation board also permits designers to assess the suitability of their own designs for specific applications.

         Sockets

         Sockets for the Company's FPGAs are available in prototype quantities from the Company and in production quantities from Actel-qualified socket manufacturers. Sockets permit designers to replace a chip without damaging the board, which reduces some of the risk commonly associated with using an antifuse FPGA in prototype board design. The complete line of sockets accommodates all of the Company's FPGAs in TQFP, PQFP, RQFP, and VQFP packages.

         In March 1999, the Company announced a range of BGA sockets for use with its FPGAs. The BGA sockets are well suited to the prototyping environment and are compatible with Actel's MX, SX, and flash devices. The use of BGA sockets facilitates migration to full production, reducing both time to market and production costs. The sockets are designed to be reliable and have zero insertion force, meaning that the device is not stressed before, during, or after testing. The principal benefit of these sockets is that they are placed on the printed circuit board ("PCB") in the same pad layout as the device itself will eventually occupy. This avoids changes to the PCB during the transition from prototyping to production. BGA packaging is becoming more popular, due mainly to its ease of use and ability to be reworked.

         In November 1999, the Company announced the availability of its new SX72A FPGA in fine-pitch ball grid array ("fBGA") packaging. This 1.0mm ball pitch fBGA with 484 pins occupies the same space as a standard 1.27mm ball pitch BGA with 256 pins. The increased number of I/Os permits designers to utilize a smaller package while supporting higher I/O counts. The very low cost and industry-leading performance and power dissipation of the SX72A, in combination with the high pin count and greatly reduced footprint of the fBGA484, permits the SX72A to address the I/O requirements of high-density PLD and ASIC designs.

         ProASIC

         In  June  1999,   the  Company   introduced   the  ProASIC   family  of
non-volatile, single-chip, very low power, "live-at-power-up" family of reprogrammable gate arrays. The product family, which will consist of seven devices have capacities ranging up to 512,000 gates, was developed by GateField. The family is currently manufactured on a mainstream, 0.25-micron embedded flash process at Infineon Technologies ("Infineon") in Germany. The Company is currently engaged in limited software and silicon sampling at selected customers throughout the world.

         As the first reprogrammable gate arrays, ProASIC devices offer the benefits of both gate arrays and FPGAs. Like traditional gate arrays, the ProASIC family provides non-volatile, high-density, single-chip solutions. In addition, ProASIC reprogrammable devices have a fine-grained architecture, which ensures compatibility with ASIC design tools and methodologies, and contain an ample amount of embedded dual-port memory/FIFO blocks. The architecture and design methodology also enable designers to "drop-in" soft IP from proprietary and third-party sources, eliminating much of the architecture-specific re-engineering required by other PLDs. Networking engineers in particular are receptive to the advantages of a non-volatile, single-chip, reprogrammable device that is designed using ASIC tools and methodologies. Like other PLDs, ProASIC devices reduce time to market and minimize design risk and investment, requiring no mask sets or silicon respins. The use of ProASIC devices also simplifies board design and cost by eliminating the need for a boot device (e.g., serial PROM) associated with SRAM FPGAs. In addition, ProASIC devices operate at very low power, using only one-third to one-half of the power consumed by SRAM FPGAs and other PLDs based on look-up tables ("LUTs"). Finally, the ease of converting ASIC IP into ProASIC significantly broadens the availability of reusable cores for FPGA designers. In short, the ProASIC family brings significant benefits to any designer of high-density logic.

          ASICmaster Software

          ASICmaster, the ProASIC design suite, was designed from the beginning to support both ASIC and FPGA design flows. As a result, it is the first programmable family that allows ASIC designers to use all of their existing tools and scripts. Thus, there is no significant investment of money to buy or time to learn new design tools. The achievement of timing convergence using standard ASIC tools was one of the key technical challenges resolved by ProASIC. The most significant outcome is that the decision to choose a programmable or masked silicon solution can be deferred to a much later point in the design cycle. In addition, it blurs the distinction between ASIC and FPGA designs by permitting engineers to focus on system logic, rather than specific silicon solutions.

          The ASICmaster tool set is based on a complex, multimillion-gate capable ASIC tool that includes TDPR. ASICmaster software integrates a global router, static timing analyzer, 2 1/2 D-based RC extractor, AWE (asymptotic waveform extraction) delay calculator, and ECO (engineering change order) editor into an advanced design flow. Users have the option of automated flow or interactive control for placement and routing. Additional capabilities include automated memory generation with the ProASIC MemoryMaster tool, power estimation, and a layout viewer for identifying and optimizing critical paths.

          ProASIC tools utilize the same VHDL and Verilog HDL descriptions that are targeted for gate arrays and standard cells. This allows the use of leading EDA tools such as Design Compiler, Build Gates, PrimeTime, Design Time, Verilog XL, VCS, Formality, and others. As a result, ProASIC design tools can be used in almost any ASIC design environment. This permits ASIC designers to operate from within their existing design environments, and also frees them from having to modify HDL code with special directives and instantiations, as is required with SRAM devices. Designers utilizing an FPGA design flow value the ease of use and fast run times they have come to expect from FPGA design tools. ProASIC is supported by leading FPGA tools such as LeonardoSpectrum (Exemplar) and FPGA
Express (Synopsys), both of which are discussed below, as well as Synplify (Synplicity) and the Model Technology simulation environment.

          In August  1999,  the Company  announced  the  validation  of Exemplar
Logic's LeonardoSpectrum 99.1 synthesis tool as fully supporting designs for ProASIC devices. Exemplar Logic is a wholly-owned subsidiary of Mentor Graphics. Exemplar's LeonardoSpectrum synthesis tool was proven in both an ASIC and an FPGA design flow. In qualifying LeonardoSpectrum, the Company determined that the tool provides optimized synthesis results in the ProASIC flow and works with all currently announced high-density ProASIC devices. LeonardoSpectrum also integrates seamlessly with ASICmaster.

          In November 1999, the Company announced that Synopsys had enhanced its support of ProASIC devices. Synopsys offers design flow flexibility for ProASIC devices with FPGA Compiler II and FPGA Express. Designers can choose an ASIC-like design flow through FPGA Compiler II or a more traditional FPGA design flow through FPGA Express. Both tools have integrated architecture-specific optimization for ProASIC devices to achieve high quality of results. In addition to architecture-specific optimization, Synopsys incorporated several new features for ProASIC devices, including the following: logic replication, which enables the user to duplicate high-fanout logic cells in order to reduce routing congestion and increase design performance; timing constraint file output, which permits designers to enter constraints only once by automatically passing on the timing constraints to ASICmaster; timing back-annotation, which accelerates debugging time by providing more accurate data to the integrated static timing analysis tool in FPGA Compiler II and FPGA Express; and partner-designed module generation, which greatly increases quality of results for arithmetic functions by automatically using architecture-specific modules developed by the Company.

          Reusable Core/IP Integration

          Reusable cores, or IP, have not yet substantially penetrated the programmable market. The reasons for this include the high level of IP optimization required to be useful in a LUT-based architecture; the lack of security provided by SRAM programmable logic; and the inability to control the number of units programmed with a single IP element, which is a critical control factor for the standard IP business model. ProASIC devices solve each of these issues. The fine-grained architecture ensures that little modification to the core will be required. The minimal effort required to retarget from ASIC to programmable silicon should make ProASIC attractive to third-party IP vendors and users of captive IP. Security features on the devices ensure that, once programmed, the device cannot be read back. Finally, a proprietary licensing feature, combined with factory programming, means that the standard business model for IP can be extended to programmable technologies. In addition to IP that can be purchased from the Company, such as PCI cores, a variety of independent core vendors (such as Sican and Inicore) are working with ProASIC devices.

         Protocol Design Services Group

         The Company's Protocol Design Services Group is a leading provider of FPGA, ASIC, software, and electronic system design solutions. With the Company's acquisition of the Protocol Design Services Group from GateField in August 1998, Actel became the first FPGA provider to offer system-level design expertise to its customers, expanding the Company's capability to support a greater portion of customers' overall design and risk management. The Protocol Design Services Group is located in a secure facility in Mt. Arlington, New Jersey, and is certified to handle government, military, and proprietary designs. Protocol has an eleven-year history of providing engineering design solutions to both the commercial and government sectors in North America and Europe. Protocol's focus has been in telecommunications and networking applications, but it also has significant experience in the automotive, computer, military/aerospace, and consumer markets. Using industry-standard tools and methodologies, Protocol provides varying levels of design services, including system-level and system-on-a-chip design, turnkey FPGA and ASIC design and verification, software development, and circuit card design.

         In January 1999, the Company announced that the Protocol Design Services Group was actively involved with a major customer to supply a new RTL core for a 66MHz PCI design application in an FPGA. The Company believes this PCI implementation was the first programmable application operating within the PCI 66MHz specification. This PCI solution was developed by the Protocol Design Services Group for a PC-based accelerator board that also uses a number of ProASIC products. The accelerator uses the Company's 66 MHz PCI core in a 16,000-gate SX antifuse FPGA, and has a shared local bus interface between the PCI core and the ProASIC devices. The choice of ProASIC products as building blocks of the solution was driven by the requirement that the accelerator board function as a secure platform for IP. ProASIC devices have several security features, including the ability to prevent read-back of design content.

         In June 1999, the Company announced that its Protocol Design Services Group had completed 50 ProASIC reprogrammable gate array designs using the ASICmaster design suite. The Protocol Design Services Group completed the designs over the preceding three years for uses ranging from ASIC prototyping to production. This included the frequent use of ProASIC devices as a quick path to verified silicon design, enabling system software to be developed while the ASIC is being fabricated. The Protocol Design Services Group leveraged the ProASIC family's unique reprogrammable gate array technology and its ASIC-like design flow and methodology to increase design productivity and significantly improve time to market compared with traditional ASIC design development.

         In February 2000, the Company announced that the Protocol Design Services Group had opened a design center in the Boston area. The new Protocol Design Center, located in Chelmsford, Mass., offers a broad range of expertise in engineering design and verification services for FPGAs, ASICs, and electronic systems. The Boston area design center is the newest of a several North American regional centers planned by the Protocol Design Services Group.

Market and Applications

         FPGAs can be used in a broad range of applications across nearly all electronic system market segments. Net revenues from the sale of FPGAs accounted for 96% of the Company's net revenues for 1999, and virtually all of such revenues were derived from the sale of antifuse FPGAs. Most customers use the Company's antifuse FPGAs in low to medium volumes in the final production form of their products. Some high-volume electronic system manufacturers use the Company's antifuse FPGAs as a prototyping vehicle and convert production to lower-cost conventional gate arrays or standard cells, while others with time-to-market constraints use Actel's FPGAs in the initial production and then convert to conventional gate arrays or standard cells. As product life cycles continue to shorten, foundry capacity becomes more difficult to secure, and manufacturing efficiencies for antifuse FPGAs increase, some high-volume electronic system manufacturers are electing to retain antifuse FPGAs in volume production because conversion to conventional gate arrays or standard cells may not yield sufficiently attractive savings before the electronic system reaches the end of its life. With the introduction of the MX, SX, and SX-A families, the Company believes that its antifuse FPGAs will be used increasingly in high volume production.

         Communications

         The high density, high performance, and low power consumption of antifuse FPGAs make them appropriate for use in communications equipment. Increasingly complex equipment must frequently be designed to fit in the space occupied by previous product generations. In addition, the rapidly changing communications environment rewards short development times and early market entry.

         Representative customers of the Company in the communications market include: 3Com, ADC Kentrox, Advanced Fibre Communications, Alcatel, Cabletron, Chipcom, Cisco Systems, Ericsson, Hughes Network Systems, Lucent Technologies, Marconi, Motorola, Nokia, and Nortel. The Company derived 9% of its net revenues for 1999 from Nortel and expects to derive 10% or more of net revenues for 2000 from Nortel.

         Computer Systems and Peripherals

         The computer systems market is intensely competitive, placing a premium on early market entry for new products. FPGAs reduce the time to market and facilitate early completion of production models so that development of hardware and software can occur in parallel.

          Representative customers of the Company in the computer market include: Compaq Computer, Hewlett-Packard, Hypercom, and IBM.

         Consumer and e-Appliances

         The high performance, low power consumption, and low cost of antifuse FPGAs make them appropriate for use in products enabling the portability of the internet, or "e-appliances," and other high-volume electronic systems targeted for consumers. E-appliance applications include MP3 "music-off-the-internet" players, digital cable set-top boxes, DSL and cable modems, digital cameras, and digital film. Like the computer market, the market for consumer and e-appliance products places a premium on early market entry for new products and is characterized by short product life cycles.

         Representative customers of the Company in the consumer/e-appliance market include: Diamond Multimedia, General Instruments, NEC, NuCam, and PairGain.

         In February 1999, the Company announced that TacT Audio had launched the first direct-drive digital amplifier targeted for the top-end of the high-fidelity market. The TACT Millennium achieves its high-quality sound performance using two MX FPGAs (an MX09 and an MX16), which replaced two 24-bit DSPs and two CPLDs running at over 90MHz. The FPGAs have on-chip program storage that is not easily compromised and use far less power than the original components. The next generation will be even further improved by replacing the two MX parts with a single SX family device, which will include volume control to create a basic system-level building block for future generations of the amplifier. The SX device will also enable future generations of the amplifier to run at much higher speeds.

         In August 1999, the Company announced that Pathways Development Group, Inc. will use the MX02 FPGA in its new Team Xtreme video game interfaces for people with disabilities. Team Xtreme is a family of products allowing people with disabilities to play Nintendo video game systems without slowdown hardware or special software. A disabled person using Team Xtreme can make use of up to five switches controlled by his or her hands, feet, head, or breath. These switches are combined with a standard game controller played by a teammate and the two teammates are made to look like one person to the game system. Players using Team Xtreme work on hand-eye coordination and motor movement skills, mental and physical endurance, and socialization skills while having fun. The design flexibility of the MX02 device permitted Team Xtreme's designers to develop a single circuit board that works for all three Nintento game interfaces (standard NES, Super NES, and Nintendo 64), providing considerable cost savings.

         Industrial Control Equipment

         Industrial control and instrumentation applications often require complex electronic functions tailored to specific needs. FPGAs offer programmability and high density, making them attractive to this segment of the electronic equipment market.

         Representative  customers  of  the  Company  in the  industrial  market
include:    Agilent,    Allen    Bradley/Rockwell,    Eastman   Kodak,   General
Electric-Medical, Hewlett-Packard, Marquette, Siemens, and Varian.

         Military and Aerospace

         Rigorous   quality  and   reliability   standards,   stringent   volume
requirements, and the need for design security are characteristics of the military and aerospace market. The Company's antifuse FPGAs have high quality and reliability and are virtually impossible to reverse engineer, making them appropriate for many military and aerospace applications. The Company's antifuse FPGAs are especially well suited for space applications, due to the high radiation tolerance of the antifuse, and for many aircraft and missile flight applications, due to the high density and high performance of antifuse FPGAs. For these reasons, the Company is the world's leading supplier of military, radiation-tolerant, and radiation-hardened FPGAs.

         The Company's antifuse FPGAs were first designed into a space mission in 1992. Since then, thousands of the Company's programmable logic circuits have performed aboard manned space vehicles, earth observation satellites, and deep-space probes. The Company's FPGAs often perform mission-critical functions on important scientific missions in space. They have, for example, been aboard numerous Mars missions, and were included in the controlling electronics for the Mars Pathfinder Rover. In addition, there are Actel devices performing functions on the repaired and revitalized Hubbell Space Telescope. The Company's FPGAs are also being readied for the next space infrared telescope facility (SIRTF), which is scheduled to launch in 2001. As a final example, the Stardust probe, which was launched in 1999 and is scheduled to make several large loops around the sun and rendezvous with the tail of the comet Wild 2 in January of 2004, carries about 100 Actel FPGAs.

         The Company participates in programs administered by NASA's Goddard, Johnson, and Marshall Space Flight Centers (including the Space Shuttle) as well as programs at California Institute of Technology's Jet Propulsion Laboratory ("JPL"). However, the Company's success has not been limited to the United States. Today, the Company's FPGAs can be found in spacecraft launched by virtually every civilian space agency around the world, including the European Space Agency (ESA) and the Japanese National Space Development Agency (NASDA), as well as on board the International Space Station (ISS).

          Representative customers of the Company in the military and aerospace market include: Boeing, Harris, Honeywell, Hughes Aircraft, JPL, Lockheed
Martin, Loral, Marconi, National Aeronautics Space Administration ("NASA"), Northrup, Olin Corporation, Raytheon, SCI Systems, and TRW.

Sales and Distribution

         The Company maintains a worldwide, multi-tiered selling organization that includes a direct sales force, independent manufacturers' representatives, and electronics distributors. In March 1999, the Company announced the appointment of Paul Indaco as Vice President of Worldwide Sales. In August 1999, the Company announced the expansion and reorganization of its senior sales management team. The new sales organization included the appointment of Area Sales Managers for the Western and Central United States, who joined the Area Sales Manager for the Eastern United States to form Actel's area sales management team in North America. The Company also moved to strengthen its distribution channel management with the appointment of a Director of North American Distribution and Sales Operations, and to support its important aerospace product segment with the appointment of a Director of Worldwide Aerospace Sales. These new positions in the sales organization were created to increase sales management coverage and support for new products.

         The Company's North American sales force consists of 55 sales and administrative personnel and field application engineers ("FAEs") operating from 20 sales offices located in major metropolitan areas. Direct sales personnel call on target accounts and support direct original equipment manufacturers ("OEMs"). Besides overseeing the activities of direct sales personnel, the Company's sales managers also oversee the activities of 20 manufacturers' representative firms that operate from approximately 50 office locations. The manufacturers' representatives concentrate on selling to major industrial companies in North America. To service smaller, geographically dispersed accounts in North America, the Company has distributor agreements with Arrow, Pioneer, and Unique. Arrow, Pioneer, and Unique have approximately 51, 39, and 26 branch offices in North America, respectively.

         Actel generates a significant portion of its revenues from international sales. Sales to customers outside the United States for 1999, 1998, and 1997 accounted for 29%, 33%, and 31% of net revenues, respectively. Of these export sales, the largest portion was derived from European customers. The Company's European sales organization consists of 17 employees operating from five sales offices and 12 distributors and sales representatives having 31 offices (including Arrow and Unique, which have eight and seven offices in Europe, respectively). Actel's Pan-Asia sales organization consists of 10 employees operating from four sales offices and seven distributors having 15 offices (including Unique, which has eight offices in Pan-Asia). Three additional distributors serve the remaining international markets in which Actel offers its products.

         The  Company's  sales cycle for the initial sale of a design  system is generally  lengthy  and  often  requires  the  ongoing  participation  of sales, engineering, and managerial personnel. After a sales representative or distributor evaluates a customer's logic design requirements and determines if there is an application suitable for the Company's FPGAs, the next step typically is a visit to the qualified customer by a regional sales manager or the FAE from Actel or its distributor. The sales manager or FAE may then determine that additional analysis is required by engineers based at the Company's headquarters.

         In 1999, a majority of the Company's sales were made through distributors. As is common in the semiconductor industry, the Company generally grants price protection to distributors. Under this policy, distributors are granted a credit upon a price reduction for the difference between their original purchase price for products in inventory and the reduced price. From time to time, distributors are also granted credit on an individual basis for Company-approved price reductions on specific transactions to meet competition. The Company also generally grants distributors limited rights to return products. To date, product returns under this policy have not been material. The Company maintains reserves against which these credits and returns are charged. Because of its price protection and return policies, the Company does not recognize revenue on products sold to distributors until the products are resold to end customers.

Backlog

         At December 31, 1999, the Company's backlog was approximately $49.6 million, compared with approximately $25.5 million at December 31, 1998. The Company includes in its backlog all OEM orders scheduled for delivery over the next nine months and all distributor orders scheduled for delivery over the next six months. The Company sells standard products that may be shipped from inventory within a short time after receipt of an order. The Company's business, and to a large extent that of the entire semiconductor industry, is characterized by short-term order and shipment schedules, rather than volume purchase contracts. In accordance with industry practice, the Company's backlog may be cancelled or rescheduled by the customer on short notice without significant penalty. As a result, the Company's backlog may not be indicative of actual sales and therefore should not be used as a measure of future revenue.

Customer Service and Support

         The Company believes that superior customer service and technical support are essential for success in the FPGA market. The Company facilitates service and support through service team meetings that address particular aspects of the overall service strategy and support. The most significant areas of customer service and technical support are regularly measured. The Company's customer service organization emphasizes prompt, accurate responses to questions about product delivery and order status.

         The Company's FAEs provide technical support to customers in Canada, Europe, Japan, Korea, Taiwan, and the United States. This network of experts is augmented by FAEs working for the Company's sales representatives and distributors throughout the world. Customers in any stage of design can also obtain assistance from the Company's technical support hotline or web-based technical support database called "Guru." In addition, the Company offers technical seminars on its products and comprehensive training classes on its software.

         The Company generally warrants its products against defects in material and workmanship for one year. The Company also warrants that its automatic place and route software will achieve gate utilization at not less than the rates advertised. To date, the Company has not experienced significant warranty returns.

Manufacturing and Assembly

         The Company's strategy is to utilize third-party manufacturers for its wafer requirements, which permits Actel to allocate its resources to product design, development, and marketing. Wafers used in the Company's FPGAs are manufactured by Chartered Semiconductor in Singapore; by Lockheed Martin SEC in Manassas, Virginia; by MEC in Japan; by UMC in Taiwan; and by Winbond in Taiwan. The Company's FPGAs in production are manufactured by Chartered Semiconductor using 0.6, 0.45, and 0.35 micron design rules; by Lockheed Martin SEC using 0.8 micron design rules; by MEC using 1.0, 0.8, and 0.25 micron design rules; by UMC using 0.22 micron design rules; and by Winbond using 0.8 and 0.6 micron design rules. In addition, the ProASIC flash devices are being manufactured by Infineon in Germany using 0.25 micron design rules.

         In March 1999, the Company announced that it had, in partnership with MEC, successfully developed a 0.25-micron antifuse process in what was then record time. In March 2000, the Company announced that it had successfully developed a 0.22-micron antifuse process technology at UMC, again in record time.

         Wafers purchased by the Company from its suppliers are assembled, tested, marked, and inspected by Actel and/or a subcontractor of the Company before shipment to customers. The Company assembles most of its plastic commercial products in Hong Kong, Korea, and Singapore. Ceramic package assembly, which is generally required for military applications, is performed at one or more subcontractor manufacturing facilities, some of which are in the United States.

         The Company is ISO 9002 certified for the manufacturing and testing of its FPGAs. The certification was granted by DSCC. The ISO standards, developed by the International Organization for Standardization, provide an international benchmark for quality systems. Specifically, ISO 9002 requires compliance in the following areas: management responsibility, customer service, supplier management, internal quality audits, training process control, and inspection. As the Company continues to establish itself as a leading supplier of high-quality FPGAs, ISO certification provides a globally recognized benchmark that Actel's devices have been certified for integrity in the manufacturing and test process.

Strategic Relationships

         In addition to strategic relationships that the Company enjoys with its customers, foundries, assembly houses, distributors, and sales representatives, Actel also has the following strategic partners:

         BP Microsystems

         The Company has worked with BP Microsystems of Houston, Texas, to jointly develop Silicon Sculptor based on BP's world class technology. BP Microsystems offers a wide variety of programmers, including EPROM programmers, universal programmers, concurrent programming systems, and fine pitch automated programming systems. The modules of the Silicon Sculptor are designed to be fully upward compatible with all BP Microsystems antifuse FPGA programmers, which permits design engineers to move from prototype programming to high volume production programming.

         GateField

         In 1998, the Company entered into a Product Marketing Agreement with GateField and purchased GateField Series C Convertible Preferred Stock. Concurrently, the Company acquired the Design Services Business Unit of GateField in a transaction accounted for as a purchase. Consideration paid in these transactions totaled $10.4 million, consisting entirely of cash.

                  Marketing Rights

                  During the term of the Product Marketing Agreement, the Company has exclusive, worldwide distribution rights to GateField's standard ProASIC FPGA products utilizing less than .35 micron geometries, including FPGA products that are integrated with SRAM or flash memory. For these rights, the Company paid GateField an initial fee and agreed to pay a fee of $1 million upon qualification of the initial .25 micron product. In addition, the Company and GateField will split equally the gross margins from ProASIC product sales.

                  License Rights

                  Pursuant to the terms of a License Agreement, GateField granted to the Company a fully paid, nonexclusive, nontransferable license to sell and, upon certain events, to make, have made, import, and use GateField's standard ProASIC FPGA products utilizing less than .35 micron geometries.

                  Preferred Stock

                  Pursuant to terms of a Series C Preferred Stock Purchase Agreement, the Company purchased 300,000 shares of GateField's Series C Convertible Preferred Stock, par value $0.10. The Series C Shares are convertible into 200,000 shares of GateField common stock and are entitled to certain liquidation and redemption rights. In the event that all of GateField's outstanding shares of Series B Preferred Stock are redeemed, the Company shall be entitled to redeem its Series C Shares, subject to applicable law. The Company is entitled to certain registration rights and has a right of first refusal to purchase its pro rata share of certain new securities GateField may issue.

         In May 1999, the Company paid $8.0 million to GateField in exchange for a convertible promissory note bearing interest at 5.22% per annum with a five-year term. Interest is payable quarterly and the note is secured by a lien against all the assets of GateField. The note is convertible at the Company's election into 420,000 shares of GateField Series C-1 Convertible Preferred Stock, which are convertible into 1,230,769 shares of GateField common stock, equating to a price of $6.50 per share of GateField common stock. In addition, the Company increased its ownership of GateField common stock during 1999 from 16,500 shares to 190,529 shares. GateField common stock, which is listed on the National Association of Security Dealers Over-The-Counter Bulletin Board, closed at $3.875 on December 31, 1999. The Company assesses the recoverability of its investments in GateField, as well as the amounts due from GateField, on a regular basis. No impairment has been indicated to date.

         In light of the Company's common and preferred equity interest in GateField, $8.0 million convertible promissory note from GateField, and marketing and licensing agreements with GateField, Actel began accounting for its interests in GateField under the equity method of accounting during 1999. The impact of this implementation was a $1.1 million charge to the Company's net income for 1999 (consisting of $0.9 million in amortization of goodwill and $0.2 million of GateField's net loss).

         SEi

         In October 1999, the Company announced that it had expanded its strategic partnership with Space Electronics, Inc. ("SEi") of San Diego, Calif. by making SEi the sole authorized selling agent for the RAD-PAK line of radiation-tolerant FPGAs. RAD-PAK FPGAs provide the survivability and cost-effectiveness sought by growing markets using radiation-tolerant FPGAs. SEi sells 1280A and 14100A RAD-PAK devices of up to 10,000 gates screened to either Class B or Class S levels. In addition, SEi brands the RAD-PAK devices by marking the products with its logo and has full responsibility for RAD-PAK customer design support. SEi also assumed responsibility for maintaining inventory, order processing, and order fulfillment.

         Synopsys

         In November 1999, the Company announced an extended partnership agreement with Synopsys. The purpose of this agreement is to forge a closer relationship that will produce increasingly better design flows and quality of results for customers using FPGA Compiler II or FPGA Express to target the Company's programmable logic devices. The first outcome of this new agreement was enhanced support of ProASIC devices (see "BUSINESS -- Products -- ProASIC -- ASICmaster").

         Synplicity and VeriBest (Mentor Graphics)

         In 1998, the Company announced that it had, together with Synplicity and VeriBest, begun developing an integrated tool environment for Actel FPGA designs. The Actel DeskTOP suite of tools was released in the first quarter of 1999 (see "BUSINESS -- Products -- Software -- DeskTOP").

         Founded in 1994, Synplicity delivers the benefits of logic synthesis and embedded synthesis technologies to programmable logic designers by developing fast, easy-to-use, affordable tools with excellent quality of results. Synplicity products support industry-standard design languages (VHDL and Verilog), run on popular platforms (Windows '95, Windows NT and UNIX), and support leading PLD manufacturers.

         VeriBest is a broad-line supplier of enterprise EDA tools that enable customers to solve their critical business issues. VeriBest integrates with many industry-leading tool providers, including Actel, Altera, Bentley Systems, Dynamic Soft Analysis, Lucent Technologies, Minc, Synopsys, Synplicity, and Xilinx. In November 1999, Mentor Graphics Corporation ("Mentor Graphics") purchased all or substantially all of the assets of VeriBest. Mentor Graphics has agreed to continue supporting the DeskTOP tool set for one year.

         Research and Development

         In 1999, 1998, and 1997, the Company spent $32.3 million, $31.2 million, and $26.5 million, respectively, on research and development, which represented approximately 19%, 20%, and 17% of net revenues, respectively, for such periods. The Company's research and development expenditures are divided among circuit design, software development, and process technology activities, all of which are involved in the development of new products based on existing or emerging technologies. In the areas of circuit design and process technology, the Company's research and development activities also involve continuing efforts to cut the cost and improve the performance of current products, including reductions in the design rules under which such products are manufactured. The Company's software research and development activities include enhancing the functionality, usability, and availability of high-level CAE tools and IP cores in a complete and automated desktop design environment on popular personal computer and workstation platforms.

         The research and development projects that the Company publicly discussed in 1999 included the following:

         ES Architecture and Reprogrammable Embedded IP

         In 1996, the Company announced its intention to enter the reprogrammable FPGA market by offering an SRAM-based product family utilizing the new ES programmable architecture. The ES architecture combines a fine-grained cell structure with a routing-centric architecture. The expected result is logic cells that are more readily synthesized and more efficient than current programmable architectures. The key to the architectural efficiencies is a technology in which separate transistors are used to implement logic and to drive the interconnects. By separating these functions, Actel believes that more efficient die utilization is achievable, resulting in lower-cost designs. In addition, the interconnect drivers are tailored to routing length, which should provide high performance even for cross-chip routing. The ES architecture also makes greater use of hierarchy than current programmable architectures. A constant, maximum routing delay is associated with each level of hierarchy, which should provide the device with fanout independent delays. This means that, regardless of the number of logic elements being driven, the delay should always be constant, making the chip's performance predictable. Many aspects of the ES architecture are switch-technology independent, making possible future variants of the ES architecture employing antifuse, flash, or other basic programming elements.

         In 1999, after experiencing significant delays in matching the capabilities of its software and the resources of its silicon, the Company refocused its reprogrammable SRAM strategy. The Company believes that the size and power advantages of the ES architecture can now be used to greatest efficacy in the emerging market for embedded programmable products. The Company has formed a strategic product marketing team to position Actel's SRAM technology at the forefront of this emerging market. In January 2000, the Company announced the appointment of Dennis Kish to the newly-created position of Vice President of Strategic Marketing. In this role, Mr. Kish is responsible for leading the Company's embedded SRAM effort.

Competition

         The FPGA market is highly competitive, and the Company expects that competition will continue to increase as the market grows. The Company's competitors include suppliers of TTLs and ASICs, including conventional gate arrays, standard cells, CPLDs, and FPGAs. Of these, the Company competes principally with suppliers of conventional gate arrays, standard cells, CPLDs, and FPGAs.

         The primary advantages of conventional gate arrays and standard cells are high capacity, high density, high speed, and low cost in production volumes. The Company competes with conventional gate array and standard cell suppliers by offering lower design costs, shorter design cycles, and reduced inventory risks. However, some customers elect to design and prototype with the Company's products and then convert to conventional gate arrays or standard cells to achieve lower costs for volume production. For this reason, the Company also faces competition from companies that specialize in converting CPLDs and FPGAs, including Actel products, into conventional gate arrays or standard cells.

         The Company also competes with suppliers of CPLDs. Suppliers of these devices include Altera and Lattice-Vantis Semiconductor Corporation ("Lattice"). The circuit architecture of CPLDs may give them a performance advantage in certain lower capacity applications, although the Company believes that its SX and SX-A families compete favorably with CPLDs. However, Altera and Lattice have larger installed bases of development systems than the Company. In addition, many newer CPLDs are reprogrammable, which permits customers to reuse a circuit multiple times during the design process (unlike antifuse-based FPGAs, which permanently retain the programmed configuration). No assurance can be given that the Company will be able to overcome these competitive disadvantages.

         The Company competes most directly with established FPGA suppliers, such as Xilinx and Lucent Technologies (which is a licensed second source of some Xilinx products). While the Company believes its products and technology are superior to those of Xilinx in many applications requiring greater speed, lower cost, or nonvolatility, Xilinx came to market with its FPGAs approximately three years before Actel, has a larger installed base of development systems, and its SRAM-based products are reprogrammable. No assurance can be given that the Company will be able to overcome these competitive disadvantages.

         Several companies have either already marketed antifuse-based FPGAs, including QuickLogic Corporation ("QuickLogic"), or announced their intention to do so. In 1995, the Company acquired the antifuse FPGA business of TI, which was the only second-source supplier of Actel products. Xilinx, which is a licensee of certain of the Company's patents, introduced antifuse-based FPGAs in 1995 and abandoned its antifuse FPGA business in 1996. Cypress Semiconductor Corporation, which was a licensed second source of QuickLogic, sold its antifuse FPGA business to QuickLogic in 1997. QuickLogic is also a licensee of certain of the Company's patents. See "BUSINESS -- Patents and Licenses."

         The Company believes that important competitive factors in its market are price, performance, density (concentration of usable gates), capacity (total number of usable gates), ease of use and functionality of development system software, installed base of development systems, adaptability of products to specific applications, length of development cycle (including reductions to finer micron design rules), number of I/Os, reliability, adequate wafer fabrication capacity and sources of raw materials, protection of products by effective utilization of intellectual property laws, and technical service and support. Failure of the Company to compete successfully in any of these or other areas could have a materially adverse effect on its business, financial condition, or results of operations.

Patents and Licenses

         As of March 31, 2000, the Company had 174 United States patents and applications pending for an additional 31 United States patents. Actel also had 41 foreign patents and applications pending for 105 patents outside the United States. The Company's patents cover, among other things, Actel's basic circuit architecture, antifuse structure, and programming method. The Company expects to continue filing patent applications as appropriate to protect its proprietary technologies. The Company believes that patents, along with such factors as innovation, technological expertise, and experienced personnel, will become increasingly important.

         The Company attempts to protect its circuit designs, software, trade secrets, and other proprietary information through patent and copyright protection, agreements with customers and suppliers, proprietary information agreements with employees, and other security measures. No assurance can be given that the steps taken by the Company will be adequate to protect its proprietary rights.

         On March 29, 2000, Unisys Corporation ("Unisys") brought suit in the United States District Court for the Northern District of California, San Jose Division, against the Company seeking monetary damages and injunctive relief based on Actel's alleged infringement of four patents held by Unisys. The Company believes that it has meritorious defenses to the claims asserted by Unisys and intends to defend itself vigorously in this matter. After consideration of the information currently known, the Company does not believe that the ultimate outcome of this case will have a materially adverse effect on Actel's business, financial condition, or results of operations, although no assurance to that effect can be given. The foregoing is a forward-looking statement subject to all of the risks and uncertainties of a legal proceeding, including the discovery of new information and unpredictability as to the ultimate outcome.

         In connection with the settlement of patent litigation in 1993, the Company and Xilinx entered into a Patent Cross License Agreement, under which Xilinx was granted a license under certain of Actel's patents that permits Xilinx to make and sell antifuse-based PLDs, and the Company was granted a license under certain of Xilinx's patents to make and sell SRAM-based PLDs. In 1996, Xilinx announced that it had discontinued its antifuse-based FPGA product line. In 1999, the Company refocused its reprogrammable SRAM strategy on the emerging market for embedded programmable products. See "BUSINESS -- Research and Development -- ES Architecture and Reprogrammable Embedded IP."

         In 1995, the Company and BTR, Inc. ("BTR") entered into a License Agreement pursuant to which BTR licensed its proprietary technology to the Company for development and use in FPGAs and certain multichip modules. As partial consideration for the grant of the license, the Company pays to BTR non-refundable advance royalties. The Company has also employed the principals of BTR to assist Actel in its development and implementation of the licensed technology.

         In connection with the settlement of patent litigation in 1998, the Company and QuickLogic entered into a Patent Cross License Agreement that protects all existing FPGA products of both companies for the lives of those products. In 1998, the Company also entered into a patent litigation settlement agreement with the Lemelson Medical, Education & Research Foundation.

         As is typical in the semiconductor industry, the Company has been and expects to be notified from time to time of claims that it may be infringing patents owned by others. During 1999, the Company continued to hold discussions with several third parties regarding potential patent infringement issues, including two semiconductor manufacturers with significantly greater financial and intellectual property resources than Actel. As it has in the past, the Company may obtain licenses under patents that it is alleged to infringe. The Company has made provision for the estimated settlement costs of claims for alleged infringement through end of 1999. While the Company believes that reasonable resolution will occur, no assurance can be given that these claims will be resolved or that the resolution of these claims will not have a materially adverse effect on Actel's business, financial condition, or results of operations. In addition, the Company's evaluation of the probable impact of these pending disputes could change based upon new information learned by Actel.

Employees

         At the end of 1999, the Company had 449 full-time employees, including 136 in marketing, sales, and customer support; 144 in research and development; 122 in operations; 13 in design services; and 34 in administration and finance. None of the Company's employees is represented by a labor union nor does Actel have employment agreements with any of its employees. The Company has not experienced any work stoppages, and believes that its employee relations are satisfactory.

Risk Factors

         Shareholders of Actel and prospective investors should carefully consider, along with the other information in this Annual Report on Form 10-K, the following risk factors:

         Acts of God

         The performance of the Company and each of its suppliers, distributors, subcontractors, and agents is subject to events or conditions beyond such party's control, including labor disputes, acts of public enemies or terrorists, war or other military conflicts, blockades, insurrections, riots, epidemics, quarantine restrictions, landslides, lightning, earthquake, fires, storms, floods, washouts, arrests, civil disturbances, restraints by or actions of governmental bodies acting in a sovereign capacity (including export or security restrictions on information, material, personnel, equipment, or otherwise), breakdowns of plant or machinery, inability to obtain transport or supplies, and the like. The occurrence of any of these circumstances could disrupt the Company's operations and may have a materially adverse effect on Actel's business, financial condition, or results of operations.

         "Blank Check" Preferred Stock; Change in Control Arrangements

         The Company's Articles of Incorporation authorize the issuance of up to 5,000,000 shares of "blank check" Preferred Stock (of which 4,000,000 shares remain available for issuance) with such designations, rights, and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board is empowered, without approval by holders of the Company's Common Stock, to issue Preferred Stock with dividend, liquidation, redemption, conversion, voting, or other rights that could adversely affect the voting power or other rights of the holders of the Common Stock. Issuance of Preferred Stock could be used as a method of discouraging, delaying, or preventing a change in control of the Company. In addition, such issuance could adversely affect the market price of the Common Stock. Although the Company does not currently intend to issue any additional shares of its Preferred Stock, there can be no assurance that it will not do so in the future.

         The Company has adopted an Employee Retention Plan that provides for payment of a benefit to Actel's employees who hold unvested stock options in the event of a change of control of the Company. Payment is contingent upon the employee remaining with the Company for six months after the change of control. The Company has also entered into Management Continuity Agreements with each of its executive officers, which provide for the acceleration of stock options unvested at the time of a change of control in the event the executive officer's employment is actually or constructively terminated other than for cause following the change of control.

         Competition

         The semiconductor industry is intensely competitive and is characterized by rapid rates of technological change, product obsolescence, and price erosion. The Company's existing competitors include suppliers of conventional gate arrays, standard cells, CPLDs, and FPGAs. The Company's principal competitors are Xilinx, a supplier of SRAM-based FPGAs; Altera, a supplier of CPLDs and SRAM-based FPGAs; QuickLogic, a supplier of antifuse-based FPGAs; and Lattice, a supplier of CPLDs. The Company also faces competition from companies that specialize in converting FPGAs, including Actel's products, into conventional gate arrays or standard cells. See "BUSINESS -- Competition."

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

         Significant additional competition is possible from major domestic and international semiconductor suppliers. All such companies are larger, offer broader product lines, and have substantially greater financial and other resources than the Company, including the capability to manufacture their own wafers. Additional competition could adversely affect the Company's business, financial condition, or results of operations.

         The Company may also face competition from suppliers of logic products based on new or emerging technologies. The Company seeks to monitor developments in existing and emerging technologies. No assurance can be given that the Company will be able to compete successfully with suppliers offering products based on new or emerging technologies. In any event, given the intensity of the competition and the research and development being done, no assurance can be given that the Company's technologies will remain competitive.

         Dependence on Customized Manufacturing Processes

         The Company's antifuse-based FPGAs and, to a lesser extent, flash-based ProASIC FPGAs are manufactured using customized steps that are added to otherwise standard manufacturing processes of independent wafer suppliers. There is considerably less operating history for the customized process steps than for the foundries' standard manufacturing processes. The dependence of Actel on customized processing steps means that, in contrast with competitors using standard manufacturing processes, the Company has more difficulty establishing relationships with independent wafer manufacturers; takes longer to qualify a new wafer manufacturer; takes longer to achieve satisfactory, sustainable wafer yields on new processes; may experience a higher incidence of production yield problems; must pay more for wafers; and generally will not obtain early access to the most advanced processes. Any of the above factors could be a material disadvantage against competitors that use standard manufacturing processes. As a result of these factors, the Company's products typically have been fabricated using processes one or two generations behind the processes used by competing products. As a consequence, the Company generally has not fully realized the price, performance, and power benefits of its antifuse technology. The Company is attempting to accelerate the rate at which its products are reduced to finer geometries and is working with its wafer suppliers to obtain earlier access to advanced processes, but no assurance can be given that such efforts will be successful.

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

         Dependence on Independent Software and Hardware Developers

         Actel is dependent upon independent software and hardware developers for the development, maintenance, and support of certain elements of its Designer Series Development Systems and Actel DeskTOP software, Silicon Explorer debugging and verification tool, Silicon Sculptor device programmers, evaluation board, and sockets. The Company's reliance on independent software and hardware developers involves certain risks, including lack of control over development and delivery schedules and the availability of customer support. In 1999, Boulder Creek Corporation, with whom the Company had worked exclusively to jointly develop and manufacturer Silicon Explorer, was acquired by Altera, one of Actel's principal competitors. Also in 1999, Mentor Graphics purchased all or substantially all of the assets of VeriBest, which has software included in the Actel DeskTOP integrated tool suite, and Mentor Graphics refused to assume or agree in writing to be bound by the OEM Agreement between VeriBest and the Company. No assurance can be given that the Company's independent developers will be able to complete software and/or hardware under development, or provide updates or customer support in a timely manner, which could delay future software or FPGA releases and disrupt Actel's ability to provide customer support services. Any significant delays in the availability of the Company's software and/or hardware could be detrimental to the capability of Actel's new families of products to win designs, delay shipments and result in the loss of customers or revenues, or otherwise have a materially adverse effect on the Company's business, financial condition, or results of operations.

         Dependence on Independent Wafer Manufacturers

         The Company does not manufacture any of the wafers used in the production of its FPGAs. Such wafers are manufactured by Chartered Semiconductor in Singapore, Lockheed Martin SEC in the United States, MEC in Japan, UMC in Taiwan, and Winbond in Taiwan. The Company's reliance on independent wafer manufacturers to fabricate its wafers involves significant risks, including the risk of events limiting production and reducing yields, such as technical difficulties or damage to production facilities, lack of control over capacity allocation and delivery schedules, and lack of adequate capacity.

         The Company has from time to time experienced delays in obtaining wafers from its foundries, and no assurance can be given that Actel will not experience similar or more severe delays in the future. In addition, although the Company has supply agreements with several of its wafer manufacturers, a shortage of raw materials or production capacity could lead any of the Company's wafer suppliers to allocate available capacity to customers other than Actel, or to internal uses, which could interrupt the Company's capability to meet its product delivery obligations. Any inability or unwillingness of the Company's wafer suppliers to provide adequate quantities of finished wafers to satisfy Actel's needs in a timely manner would delay production and product shipments and could have a materially adverse effect on the Company's business, financial condition, or results of operations.

         If the Company's current independent wafer manufacturers were unable or unwilling to manufacture Actel's products as required, the Company would have to identify and qualify additional foundries. The qualification process typically takes one year or longer. No assurance can be given that any additional wafer foundries would become available or be able to satisfy the Company's requirements on a timely basis or that qualification would be successful. In addition, the semiconductor industry has from time to time experienced shortages of manufacturing capacity. To secure an adequate supply of wafers, the Company has considered, and continues to consider, various possible transactions, including the use of substantial nonrefundable deposits to secure commitments from foundries for specified levels of manufacturing capacity over extended periods, equity investments in exchange for guaranteed production, and the formation of joint ventures to own foundries. No assurance can be given as to the effect of any such transaction on the Company's business, financial condition, or results of operations.

         Dependence on International Operations

         The Company purchases almost all of its wafers from foreign foundries and has almost all of its commercial products assembled, packaged, and tested by subcontractors located outside the United States. These activities are subject to the uncertainties associated with international business operations, including trade barriers and other restrictions, changes in trade policies, foreign governmental regulations, currency exchange fluctuations, reduced protection for intellectual property, war and other military activities, terrorism, changes in political or economic conditions, and other disruptions or delays in production or shipments, any of which could have a materially adverse effect on the Company's business, financial condition, or results of operations.

         In order to expand international sales and service, the Company will need to maintain and expand existing foreign operations or establish new foreign operations. This entails hiring additional personnel and maintaining or expanding existing relationships with international distributors and sales representatives. This will require significant management attention and financial resources and could adversely affect the Company's financial condition and operating results. No assurance can be given that the Company will be successful in its maintenance or expansion of existing foreign operations, in its establishment of new foreign operations, or in its efforts to maintain or expand its relationships with international distributors or sales representatives.

         Dependence on Key Personnel

         The success of the Company is dependent in large part on the continued service of its key management, engineering, marketing, sales, and support employees. Competition for qualified personnel is intense in the semiconductor industry, and the loss of the Company's key employees, or the inability of Actel to attract other qualified personnel, could have a materially adverse effect on the Company. The Company does not have employment agreements with any of its key employees.

         Dependence on Military and Aerospace Customers

         Although the Company is unable to determine with certainty the ultimate uses of its products, Actel estimates that sales of its products to customers in the military and aerospace industries, which sometimes carry higher profit margins than sales of products to other customers, accounted for approximately 21% of net revenues for 1999. In general, the Company believes that the military and aerospace industries have accounted for a significantly greater percentage of the Company's net revenues since the introduction of RH1280 in 1996. No assurance can be given that future sales to customers in the military and aerospace industries will continue at current volume or margin levels. In 1994, Secretary of Defense William Perry directed the Department of Defense to adopt a new way of doing business as it relates to acquisition by avoiding government-unique requirements and relying more on the commercial marketplace. Under the Perry initiative, the Department of Defense must increase access to commercial state-of-the-art technology and facilitate the adoption by its suppliers of business processes characteristic of world class suppliers. Integration of commercial and military development and manufacturing facilitates the development of dual-use processes and products and contributes to an expanded industrial base that is capable of meeting defense needs at lower costs. To that end, many of the cost-driving specifications that have been part of military procurements for many years were cancelled in the interest of buying commercial products. The Company anticipates that this trend toward the use of COTS products will continue, and that it may erode the revenues and/or margins that Actel derives from sales to customers in the military and aerospace industries, which could have a materially adverse effect on the Company's business, financial condition, or results of operations.

         Orders from the military and aerospace customers tend to be large and irregular, which creates operational challenges and contributes to fluctuations in the Company's net revenues and gross margins. These sales are also subject to more extensive governmental regulations, including greater import and export restrictions. In addition, products for military and aerospace applications require processing and testing that is more lengthy and stringent than for commercial applications, increasing the risk of failure. It is often not possible to determine before the end of processing and testing whether products intended for military or aerospace applications will fail and, if they do fail, a significant period of time is often required to process and test replacements. This makes it difficult to accurately estimate quarterly revenues and could have a materially adverse effect on the Company's business, financial condition, or results of operations.

         The Strom Thurmond National Defense Authorization Act for 1999 required, among other things, that communications satellites and related items (including components) be controlled on the U.S. Munitions List. The effect of the Act was to transfer jurisdiction over commercial communications satellites from the Department of Commerce to the Department of State and to expand the scope of export licensing applicable to commercial satellites. The need to obtain additional export licenses has caused a delay in the shipment of some of the Company's FPGAs. The Company does not believe that this will have a long-term effect on its business, although significant delays might cause some customers to seek an alternative solution.

         Dividend Policy
         The Company has never declared or paid any cash dividends on its capital stock. The Company intends to retain any earnings for use in its business and does not anticipate paying any cash dividends in the future.

         Fluctuations in Operating Results

         The Company's quarterly and annual operating results are subject to fluctuations resulting from general economic conditions and a variety of risks specific to Actel or characteristic of the semiconductor industry, including booking and shipment uncertainties, supply problems, and price erosion. Any of these factors can have a materially adverse effect on the Company's business, financial condition, or results of operations, but they also make it difficult to accurately estimate quarterly revenues and other operating results.

                  Booking and Shipment Uncertainties

                  The Company typically generates a large percentage of its quarterly revenues from orders received during the quarter and shipped in the final weeks of the quarter, making it difficult to accurately estimate quarterly revenues. The Company's backlog (which may be cancelled or deferred by customers on short notice without significant penalty) at the beginning of a quarter accounts for only a fraction of Actel's revenues during the quarter. This means that the Company generates the rest of its quarterly revenues from orders received during the quarter and "turned" for shipment within the quarter, and that any shortfall in "turns" orders will have an immediate and adverse impact on quarterly revenues. There are many factors that can cause a shortfall in "turns" orders, including but not limited to a decline in general economic conditions or the businesses of end users, excess inventory in the channel, conversion to conventional gate arrays, or the loss of business to other competitors for price or other reasons.

                  Historically, the Company has shipped a disproportionately large percentage of its quarterly revenues in the final weeks of the quarter. Any failure by the Company to effect scheduled shipments by the end of the quarter can have a materially adverse effect on revenues for such quarter. Since the Company does not recognize revenue on the sale of a product to a distributor until the distributor resells the product, Actel's quarterly revenues are also dependent on, and subject to fluctuations in, shipments by the Company's distributors. When there is a shortfall in revenues, operating results are likely to be adversely affected because most of the Company's expenses do not vary with revenues.

                  Supply Problems

                  In a typical semiconductor manufacturing process, silicon wafers produced by a foundry are sorted and cut into individual die, which are then assembled into individual packages and tested for performance. The manufacture, assembly, and testing of semiconductor products is highly complex and subject to a wide variety of risks, including defects in masks, impurities in the materials used, contaminants in the environment, and performance failures by personnel and equipment. Semiconductor products intended for military and aerospace applications are particularly susceptible to these risks.

                  As is common in the semiconductor industry, the Company's independent wafer suppliers from time to time experience lower than anticipated yields of usable die. For example, the Company experienced a yield problem at one of its foundries in the fourth quarter of 1993 that was severe enough to have a materially adverse effect on Actel's operating results. To the extent yields of usable die decrease, the average cost to the Company of each usable die increases, which reduces gross margin. Wafer yields can decline without warning and may take substantial time to analyze and correct, particularly for a company such as Actel that does not operate its own manufacturing facility, but instead utilizes independent facilities, almost all of which are offshore. Yield problems may also increase the time to market for the Company's products and create inventory shortages and dissatisfied customers. No assurance can be given that the Company will not experience wafer supply problems in the future.

                  In addition, the Company typically experiences difficulties and delays in achieving satisfactory, sustainable yields on new processes or at new foundries, particularly when new technologies are involved. For example, the Company and GateField have struggled for more than a year to achieve acceptable yields on the flash process for ProASIC devices at Infineon. Although the Company eventually has been able to overcome these difficulties in the past, no assurance can be given that it will be able to do so with respect to the flash process at Infineon or any other new process and/or new foundry.

                  Price Erosion

                  The semiconductor industry is characterized by intense competition. Historically, the average selling price of products in the semiconductor industry generally, and for the Company's products in particular, have declined significantly over the life of each product. While the Company expects to reduce the average selling prices of its products over time as it achieves manufacturing cost reductions, Actel is sometimes required by competitive pressures to reduce the prices of its products more quickly than such cost reductions can be achieved. In addition, the Company sometimes approves price reductions on specific sales to meet competition. Declines in the average selling prices of the Company's products will reduce net revenues unless offset by greater unit sales or a shift in the mix of products sold toward higher-priced products. In addition, declines in the average selling prices of the Company's products will reduce gross margins unless offset by reductions in costs or by a shift in the mix of products sold toward higher-margin products.

         Forward-Looking Statements

         All forward-looking statements contained in this Annual Report on Form 10-K, including all forward-looking statements contained in any document incorporated herein by reference, are made pursuant to the safe harbor provisions of the Public Securities Litigation Reform Act of 1995. Words such as "anticipates," "believes," "estimates," "expects," intends," "plans," "seeks," and variations of such words and similar expressions are intended to identify the forward-looking statements. The forward-looking statements include projections and trends relating to average selling prices; gross margins; litigation; markets; research and development expenditures; revenues; selling, general, and administrative expenditures; wafer yields; and the Year 2000 compliance issue. All forward-looking statements are based on current expectations and projections about the semiconductor industry and programmable logic market, and assumptions made by the Company's management that reflect its best judgment based on other factors currently known by management, but they are not guarantees of future performance. Accordingly, actual events and results may differ materially from those expressed or forecast in the forward-looking statements due to the risk factors identified herein or for other reasons. The Company undertakes no obligation to update any forward-looking statement contained or incorporated by reference in this Annual Report on Form 10-K.

         Future Capital Needs

         The Company must continue to make significant investments in research and development as well as capital equipment and expansion of facilities. The Company's future capital requirements will depend on many factors, including (among others) product development, investments in working capital, and acquisitions of complementary businesses, products, or technologies. To the extent that existing resources and future earnings are insufficient to fund the Company's operations, Actel may need to raise additional funds through public or private debt or equity financings. If additional funds are raised through the issuance of equity securities, the percentage ownership of current shareholders will be reduced and such equity securities may have rights, preferences, or privileges senior to those of the holders of the Company's Common Stock. No assurance can be given that additional financing will be available or that, if available, it can be obtained on terms favorable to the Company and its shareholders. If adequate funds are not available, the Company may be required to delay, limit, or eliminate some or all of its proposed operations.

         Gross Margin

         The Company's gross margin is the difference between the revenues it receives from the sale of its products and the cost of those products. The price the Company can charge for a product is constrained principally by its competitors. While competition has always been intense, the Company believes price competition is becoming more acute. This may be due in part to the transition toward high-level design methodologies, which permit designers to wait until later in the design process before selecting a programmable or masked silicon device and make it easier to convert between PLDs and between programmable and masked device. These competitive pressures may cause the Company to reduce the prices of its products more quickly than it can achieve cost reductions, which would reduce the Company's gross margin and may have a materially adverse effect on its operating results.

         One of the most important variables affecting the cost of the Company's products is manufacturing yields. With its customized antifuse and flash manufacturing process requirements, the Company almost invariably experiences difficulties and delays in achieving satisfactory, sustainable yields on new processes or at new foundries. The Company introduced the ProASIC family of devices in 1999. Until satisfactory yields are achieved on this new product family, they generally will be sold at lower gross margins than the Company's mature product families. Depending upon the rate at which sales of these new products ramp and the extent to which they displace mature products, the lower gross margins could have a materially adverse effect on the Company's operating results.

         Management of Growth

         The Company has in the past experienced and expects to again experience growth in the number of its employees and the scope of its operations, resulting in increased responsibilities for management personnel. To manage future growth effectively, the Company will need to continue to hire, train, motivate, and manage a growing number of employees. The future success of the Company will also depend on its ability to attract and retain qualified technical, marketing, and management personnel. In particular, the current availability of qualified silicon design, software design, process, and test engineers is limited, and competition among companies for skilled and experienced engineering personnel is very strong. During strong business cycles, the Company expects to experience difficulty in filling its needs for qualified engineers and other personnel. No assurance can be given that the Company will be able to achieve or manage effectively any such growth, and failure to do so could delay product development and introductions or otherwise have a materially adverse effect on Actel's business, financial condition, or results of operations.

         Manufacturing Yields

         The Company depends upon its independent wafer suppliers to produce wafers with acceptable yields and to deliver them to the Company in a timely manner. Currently, substantially all of the Company's revenues are derived from products based on the Company's proprietary antifuse process technologies. Successful implementation of antifuse process technology requires a high degree of coordination between the Company and its foundry. Therefore, significant lead-time is required to reach volume production on new processes and at a new wafer supply locations. Accordingly, no assurance can be given that volume production on the Company's new SX-A or next-generation families will be achieved in the near term or at all.

         The Company introduced its new ProASIC family of devices in 1999. While ProASIC products are based on a flash process technology that is less customized than an antifuse process, it is also leading-edge technology and less familiar to the Company. In addition, it is generally more difficult to bring up an advanced flash process than it is to bring up an advanced antifuse process. The Company has always experienced difficulty achieving satisfactory, sustainable yields on new process technologies at new foundries, and the flash process for ProASIC devices at Infineon has been no different. Although the Company eventually has been able to overcome these difficulties in the past, no assurance can be given that it will be able to do so with respect to the ProASIC products. In any event, until satisfactory yields are achieved on ProASIC devices, they generally will be sold at lower gross margins than the Company's mature product families, which could have a materially adverse effect on operating results.

         The fabrication of high-performance antifuse wafers or state-of-the-art flash wafers is a complex process that requires a high degree of technical skill, state-of-the-art equipment, and effective cooperation between the wafer supplier and the circuit designer to produce acceptable yields. Minute impurities, errors in any step of the fabrication process, defects in the masks used to print circuits on a wafer, and other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to be non-functional. As is common in the semiconductor industry, the Company has experienced from time to time in the past, and expects to experience in the future, production yield problems and delivery delays. Any prolonged inability to obtain adequate yields or deliveries could have a materially adverse effect on the Company's business, financial condition, or results of operations.

         One-Time Programmability

         While the nonvolatility of the Company's antifuse FPGAs is necessary or desirable in some applications, logic designers generally would prefer to prototype with a reprogrammable logic device, all other things being equal. This is because the designer can reuse the device if he or she makes an error. The visibility associated with discarding a one-time programmable device often causes designers to select a reprogrammable device even when the alternative one-time programmable device offers significant advantages. This bias in favor of designing with reprogrammable logic devices appears to increase as the size of the design increases, and is a major reason the Company decided to offer reprogrammable ProASIC devices.

         Patent Infringement

         On March 29, 2000, Unisys brought suit in the United States District Court for the Northern District of California, San Jose Division, against the Company seeking monetary damages and injunctive relief based on Actel's alleged infringement of four patents held by Unisys. The Company believes that it has meritorious defenses to the claims asserted by Unisys and intends to defend itself vigorously in this matter. After consideration of the information currently known, the Company does not believe that the ultimate outcome of this case will have a materially adverse effect on Actel's business, financial condition, or results of operations, although no assurance to that effect can be given. The foregoing is a forward-looking statement subject to all of the risks and uncertainties of a legal proceeding, including the discovery of new information and unpredictability as to the ultimate outcome.

         As is typical in the semiconductor industry, the Company has been and expects to be notified from time to time of claims that it may be infringing patents owned by others. During 1999, the Company continued to hold discussions with several third parties regarding potential patent infringement issues, including two semiconductor manufacturers with significantly greater financial and intellectual property resources than Actel. As it has in the past, the Company may obtain licenses under patents that it is alleged to infringe. The Company has made provision for the estimated settlement costs of claims for alleged infringement through end of 1999. While the Company believes that reasonable resolution will occur, there can be no assurance that these claims will be resolved or that the resolution of these claims will not have a materially adverse effect on Actel's business, financial condition, or results of operations. In addition, the Company's evaluation of the probable impact of these pending disputes could change based upon new information learned by Actel.

         Although patent holders commonly offer licenses to alleged infringers, no assurance can be given that licenses will be offered or that the terms of any offered licenses will be acceptable to the Company. Failure to obtain a license for technology allegedly used by the Company could result in litigation. All litigation, whether or not determined in favor of the Company, can result in significant expense to Actel and can divert the efforts of the Company's technical and management personnel from productive tasks.

         The Company has obtained patents covering aspects of its FPGA architecture and logic modules and certain techniques for manufacturing its antifuse, but no assurance can be given that Actel's patents will be determined to be valid or that any assertions of infringement or invalidity by other parties will not be successful. In addition, the Company has agreed to defend and indemnify customers from and against claims that Actel products infringe the patent or other intellectual rights of third parties. In the event of an adverse ruling in any litigation involving intellectual property, the Company could suffer significant (and possibly treble) monetary damages, which could have a materially adverse effect on Actel's business, financial condition, or results of operations. The Company may also be required to discontinue the use of infringing processes; cease the manufacture, use, and sale of infringing products; expend significant resources to develop non-infringing technology; or obtain licenses under patents that it is infringing. In the event of a successful claim against the Company, Actel's failure to develop or license a substitute technology on commercially reasonable terms could have a materially adverse effect on the Company's business, financial condition, and results of operations.

         Potential Acquisitions

         In pursuing its business strategy, the Company may acquire products, technologies, or businesses from third parties. Identifying and negotiating these acquisitions may divert substantial management time away from the Company's operations. An acquisition could absorb substantial cash resources, require the Company to incur or assume debt obligations, and/or involve the issuance of additional Actel equity securities. The issuance of additional equity securities may dilute, and could represent an interest senior to the rights of, the holders of the Company's Common Stock. An acquisition accounted for as a purchase could involve significant one-time write-offs (possibility resulting in a loss for the fiscal year in which it is taken) and would require the amortization of any goodwill and indentifiable intangibles over a number of years, which would adversely affect earnings in those years. Any acquisition would require attention from the Company's management to integrate the acquired entity into Actel's operations, may require the Company to develop expertise outside its existing business, and could result in departures of management from either Actel or the acquired entity. An acquired entity may have unknown liabilities, and its business may not achieve the results anticipated at the time it is acquired by the Company.

         Protection of Intellectual Property

         The Company has historically devoted significant resources to research and development and believes that the intellectual property derived from such research and development is a valuable asset that has been and will continue to be important to the success of Actel's business. The Company relies primarily on a combination of nondisclosure agreements, other contractual provisions, and patent and copyright laws to protect its proprietary rights. No assurance can be given that the steps taken by the Company will be adequate to protect its proprietary rights. In addition, the laws of certain territories in which the Company's products are or may be developed, manufactured, or sold, including Asia and Europe, may not protect Actel products and intellectual property rights to the same extent as the laws of the United States. Failure of the Company to enforce its patents or copyrights or to protect its trade secrets could have a materially adverse effect on Actel's business, financial condition, or results of operations.

         Reliance on Distributors

         In 1999, a majority of the Company's sales were made through distributors. Three of the Company's distributors, Arrow, Pioneer, and Unique, accounted for approximately 16%, 12%, and 13%, respectively, of the Company's net revenues in 1999. No assurance can be given that future sales by these or other distributors will continue at current levels or that the Company will be able to retain its current distributors on terms that are acceptable to Actel.

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

         The Company defers recognition of revenue on shipments to distributors until the product is resold by the distributor to the end user. The Company's distributors have on occasion built inventories in anticipation of substantial growth in sales and, when such growth did not occur as rapidly as anticipated, substantially reduced the amount of product ordered from Actel in subsequent quarters. Such a slowdown in orders would generally reduce the Company's profit margins on future sales of higher cost products because Actel would be unable to take advantage of any manufacturing cost reductions while the distributor depleted its inventory at lower average selling prices. In addition, while the Company believes that its major distributors are currently adequately capitalized, no assurance can be given that one or more of Actel's distributors will not experience financial difficulties. The failure of one or more of the Company's distributors to pay for products ordered from Actel or to continue operations because of financial difficulties or for other reasons could have a materially adverse effect on the Company's business, financial condition, or results of operations.

         Reliance on International Sales

         Sales to customers outside the United States accounted for 29%, 33%, and 31% of the Company's net revenues for 1999, 1998, and 1997, respectively. Of these export sales, the largest portion was derived from European customers. The Company expects that revenues derived from international sales will continue to represent a significant portion of its total revenues. International sales are subject to a variety of risks, including longer payment cycles, greater difficulty in accounts receivable collection, currency restrictions, tariffs, trade barriers, taxes, export license requirements, and the impact of recessionary environments in economies outside the United States. All of the Company's foreign sales are denominated in U.S. dollars, so Actel's products become less price competitive in countries with currencies that are declining in value against the dollar. In addition, since a majority of the Company's foreign sales are made through distributors, such sales are subject to the risks described above in "Reliance on Distributors."

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

         Technological Change and Dependence on New Product Development

         The market for the Company's products is characterized by rapidly changing technology, frequent new product introductions, and declining average selling prices over product life cycles, each of which makes the timely introduction of new products a critical objective of Actel. The Company's future success is highly dependent upon the timely completion and introduction of new products at competitive price and performance levels. In evaluating new product decisions, the Company must anticipate well in advance both the future demand and the technology that will be available to supply such demand. Failure to anticipate customer demand, delays in developing new products with anticipated technological advances, or failure to coordinate the design and development of silicon and associated software products could have a materially adverse effect on the Company's business, financial condition, or results of operation.

         No assurance can be given that the Company's design and introduction schedules for new products or the supporting software will be met or that such products will be well-received by customers. No assurance can be given that any new products will gain market acceptance or that the Company will respond effectively to new technological changes or new product announcements by others. Any failure of the Company to successfully define, develop, market, manufacture, assemble, or test competitive new products could have a materially adverse effect on its business, financial condition, or results of operations.

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

         The Company must also continue to make significant investments in research and development to develop new products and achieve market acceptance for such products. The Company conducts most of its research and development activities at facilities operated by its foundries. Although the Company has not to date experienced any significant difficulty in obtaining access to such facilities, no assurance can be given that access will not be limited or that such facilities will be adequate to meet Actel's needs in the future.

         Volatility of Stock

         The price of the Company's Common Stock can fluctuate substantially on the basis of such factors as announcements of new products by Actel or its competitors, quarterly fluctuations in the Company's financial results or the financial results of other semiconductor companies, or general conditions in the semiconductor industry or in the financial markets. In addition, stock markets have experienced extreme price and volume volatility in recent years. This volatility has had a substantial effect on the market prices of the securities issued by high technology companies, at times for reasons unrelated to the operating performance of the specific companies.

         Year 2000 Compliance

         In late 1999, the Company completed Year 2000 remediation and testing of its mission-critical computer systems. As a result of its planning and implementation efforts, the Company experienced no significant disruptions in information or non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company incurred expenses of approximately $0.4 million during 1999 and $0.5 million during 1998 in connection with the remediation of its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products or internal systems or with the products or services of third parties. The Company will continue to monitor its mission-critical computer applications and those of its suppliers and vendors throughout 2000 and promptly address any latent Year 2000 matters that may arise. Based on its current understanding, the Company believes that the Year 2000 issue will not have a materially adverse effect on the Company's business, financial position, or results of operations, but no assurance to that effect can be given.

Executive Officers of the Registrant

         The following table identifies each executive officer of the Company as of March 31, 2000:

                  Name                      Age                                 Position
-------------------------------------      -----   --------------------------------------------------------------
John C. East.........................       55     President and Chief Executive Officer
Henry L. Perret......................       54     Vice President of Finance and Chief Financial Officer
Esmat Z. Hamdy.......................       50     Senior Vice President of Technology & Operations
Carl N. Burrow.......................       39     Vice President of Marketing
Anthony Farinaro.....................       37     Vice President & General Manager of Design Services
Paul V. Indaco.......................       49     Vice President of Worldwide Sales
Dennis M. Kish.......................       36     Vice President of Strategic Product Marketing
Fares N. Mubarak.....................       38     Vice President of Engineering
David L. Van De Hey..................       44     Vice President & General Counsel and Secretary

          Mr. East has served as President and Chief Executive Officer of the Company since December 1988. From April 1979 until joining the Company, Mr. East served in various positions with Advanced Micro Devices, a semiconductor manufacturer, including Senior Vice President of Logic Products from November 1986 to November 1988. From December 1976 to March 1979, he served as Operations Manager for Raytheon Semiconductor. From September 1968 to December 1976, Mr. East served in various marketing, manufacturing, and engineering positions for Fairchild Camera and Instrument Corporation, a semiconductor manufacturer.

         Mr. Perret joined the Company in January 1996 as Controller and has been Vice President of Finance and Chief Financial Officer since June 1997. From April 1992 until joining the Company, he was the Site Controller for the manufacturing division of Applied Materials, a maker of semiconductor manufacturing equipment, in Austin, Texas. From 1978 to 1991, Mr. Perret held various financial positions with National Semiconductor, a semiconductor manufacturer.

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

         Mr. Farinaro joined the Company in August 1998 as Vice President & General Manager of Design Services. From February 1990 until joining the
Company, he held various engineering and management positions with GateField (formally Zycad Corporation until 1997), a semiconductor company, with the most recent position of Vice President of Application & Design Services. From 1985 to 1990, Mr. Farinaro held various engineering and management positions at Singer Kearfott, an aerospace electronics company, and it's spin-off, Plessey Electronic Systems Corporation.

         Mr. Indaco joined the Company in March 1999 as Vice President of Worldwide Sales. From January 1996 until joining the Company, he served as Vice President of Sales for Chip Express, a semiconductor manufacturer. From January Septemebr 1994 to January 1996, Mr. Indaco was Vice President of Sales for Redwood Microsystems, a semiconductor manufacturer. From February 1984 to September 1994, he held senior sales management positions with LSI Logic, a semiconductor manufacturer. From June 1978 to February 1984, Mr. Indaco held various field engineering sales and marketing positions with Intel Corporation, a semiconductor manufacturer. From June 1976 to June 1978, he held various marketing positions with Texas Instruments, a semiconductor manufacturer.

          Mr. Kish joined the Company in December 1999 as Vice President of Strategic Product Marketing. Prior to joining the Company, he held senior management positions at Synopsys, an EDA company, and Atmel, a semiconductor manufacturer. Before that, Mr. Kish held sales and engineering positions with Texas Instruments, a semiconductor manufacturer.

         Mr. Mubarak joined the Company in November 1992, was Director of Product and Test Engineering until October 1997, and has been Vice President of Engineering since October 1997. From 1989 until joining the Company, he held various engineering and engineering management positions with Samsung Semiconductor Inc., a semiconductor manufacturer, and its spin-off, IC Works, Inc. From 1984 to 1989, Mr. Mubarak held various engineering, product planning, and engineering management positions with Advanced Micro Devices, a semiconductor manufacturer.

         Mr. Van De Hey joined the Company in July 1993 as Corporate Counsel, became Secretary in May 1994, and has been Vice President & General Counsel since August 1995. From November 1988 to September 1993, he was an associate with Wilson, Sonsini, Goodrich & Rosati, Professional Corporation, a law firm in Palo Alto, California, and the Company's outside legal counsel. From August 1985 until October 1988, he was an associate with the Cleveland office of Jones, Day, Reavis & Pogue, a law firm.

         Executive officers serve at the discretion of the Board of Directors.

ITEM 2.  PROPERTIES

         Actel's principal administrative, marketing, sales, customer support, design, research and development, and testing facilities are located in Sunnyvale, California, in three buildings that comprise approximately 138,000 square feet. These buildings are leased through June 2003, and the Company has a renewal option for an additional five-year term. Actel also leases sales offices in the metropolitan areas of Atlanta, Basingstoke (England), Boston, Chicago, Dallas, Denver, Hong Kong (China), Kanata (Ontario) Los Angeles, Milano (Italy), Minneapolis, Munich (Germany), New York, Orlando, Paris (France), Philadelphia, Raleigh, Seattle, Seoul (Korea), Stockholm (Sweden), Taipei (Taiwan), Tokyo (Japan), and Washington D.C., as well as the facilities of the Design Services Group in Mt. Arlington, New Jersey. The Company believes its facilities will be adequate for its needs in 2000, but is investigating options for continued expansion beyond that time.

ITEM 3.  LEGAL PROCEEDINGS

         Except as described below, there are no pending legal proceedings of a material nature to which the Company is a party or of which any of its property is the subject. There are no such legal proceedings known by the Company to be contemplated by any governmental authority.

         Unisys v. Actel and QuickLogic (CV C-00 01114 WDB)

         On March 29, 2000, Unisys brought suit in the United States District Court for the Northern District of California, San Jose Division, against the Company seeking monetary damages and injunctive relief based on Actel's alleged infringement of four patents held by Unisys. The Company believes that it has meritorious defenses to the claims asserted by Unisys and intends to defend itself vigorously in this matter. After consideration of the information currently known, the Company does not believe that the ultimate outcome of this case will have a materially adverse effect on Actel's business, financial condition, or results of operations, although no assurance to that effect can be given. The foregoing is a forward-looking statement subject to all of the risks and uncertainties of a legal proceeding, including the discovery of new information and unpredictability as to the ultimate outcome.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

         The information appearing under the caption "Stock Listing" in the Registrant's annual report to security holders for the fiscal year ended January 2, 2000 (the "1999 Annual Report"), is incorporated herein by this reference.

         On March 30, 1998, the Company and Crosspoint Solutions, Inc. ("Crosspoint") entered into a Patent Sale and Purchase Agreement, pursuant to which the Company purchased from Crosspoint its patents and patent applications in consideration of 25,000 shares of the Company's Common Stock. On the same day, Crosspoint assigned its right to receive such shares to ASCII of America, Inc. ("AOA"). The shares issued and delivered to AOA, as assignee of Crosspoint, were exempt from registration pursuant to Section 4(2) of the Securities Act because such shares were sold to an accredited investor who had access to financial and other relevant data concerning the Company.

         On December 21, 1999, the Company acquired AGL by merger. The purchase price of $7.2 million included the issuance of 285,943 shares of Actel Common Stock and the assumption of options to purchase 89,057 shares of Actel Common Stock. The shares issued and delivered to AGL shareholders were exempt from registration pursuant to Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder because such shares were sold to investors who were "accredited" and had access to financial and other relevant data concerning the Company or were represented by a qualified "purchaser representative" under Regulation D.

ITEM 6.   SELECTED FINANCIAL DATA

         The information appearing under the caption "Selected Consolidated Financial Data" in the 1999 Annual Report is incorporated herein by this reference.

ITEM 7.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information appearing under the caption "Management's Discussion and Analysis of Financial Conditions and Results of Operations" of the 1999 Annual Report is incorporated herein by this reference.

ITEM 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information appearing under the caption "Market Risk" under the main caption "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in the 1999 Annual Report is incorporated herein by this reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information appearing under the captions "Consolidated Balance Sheets," "Consolidated Statements of Income," "Consolidated Statements of
Shareholders' Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements," and "Report of Ernst & Young LLP, Independent Auditors" in the 1999 Annual Report is incorporated herein by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

         Except for the information specifically incorporated by reference from Actel's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 2000, as filed on or about April 4, 2000, with the Securities and Exchange Commission (the "2000 Proxy Statement") in Part III of this Annual Report on Form 10-K, the 2000 Proxy Statement shall not be deemed to be filed as part of this Report. Without limiting the foregoing, the information under the captions "Compensation Committee Report" and "Company Stock Performance" under the main caption "OTHER INFORMATION" in the 2000 Proxy Statement are not incorporated by reference in this Annual Report on Form 10-K.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information regarding the identification and business experience of Actel's directors under the caption "Nominees" under the main caption "PROPOSAL NO. 1 -- ELECTION OF DIRECTORS" in the 2000 Proxy Statement and the information under the main caption "COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934" in the 2000 Proxy Statement are incorporated herein by this reference. For information regarding the identification and business experience of Actel's executive officers, see "Executive Officers of the Registrant" at the end of Item 1 in Part I of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

         The information under the caption "Director Compensation" under the main caption "PROPOSAL NO. 1 -- ELECTION OF DIRECTORS" in the 2000 Proxy Statement and the information under the caption "Executive Compensation" under the main caption "OTHER INFORMATION" in the 2000 Proxy Statement are incorporated herein by this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information under the caption "Share Ownership" under the main caption "INFORMATION CONCERNING SOLICITATION AND VOTING" in the 2000 Proxy Statement and the information under the caption "Security Ownership of Management" under the main caption "OTHER INFORMATION" in the 2000 Proxy Statement are incorporated herein by this reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information under the caption "Certain Transactions" under the main caption "OTHER INFORMATION" in the 2000 Proxy Statement is incorporated herein by this reference.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

         (a) The following documents are filed as part of this Annual Report on Form 10-K:

                  (1) Financial Statements. The following consolidated financial statements of Actel Corporation included in the 1999 Annual Report are incorporated by reference in Item 8 of this Annual Report on Form 10-K:

                              Consolidated balance sheets at December 31, 1999 and 1998

                              Consolidated statements of income for each of the three years in the period ended December 31, 1999

                              Consolidated statements of shareholders' equity for each of the three years in the period ended December 31, 1999

                              Consolidated statements of cash flows for each of the three years in the period ended December 31, 1999

                              Notes to consolidated financial statements

                  (2) Financial Statement Schedule. The financial statement schedule listed under 14(d) hereof is filed with this Annual Report on Form 10-K.

                  (3) Exhibits. The exhibits listed under Item 14(c) hereof are filed with, or incorporated by reference into, this Annual Report on Form 10-K.

         (b) Reports on Form 8-K. Actel filed no reports on Form 8-K during the quarter ended January 2, 2000.

         (c) Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-K:

    Exhibit Number                         Description
-----------------------  -------------------------------------------------------


        3.1              Restated  Articles of  Incorporation  (filed as Exhibit
                         3.2 to the Registrant's Registration Statement on Form S-1 (File No. 33-64704), declared effective on August 2, 1993).

        3.2 Restated Bylaws of the Registrant (filed as Exhibit 3.3 to the Registrant's Registration Statement on Form S-1 (File No. 33-64704), declared effective on August 2,
                         1993).

        10.1 (2) Form of Indemnification Agreement for directors and officers (filed as Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 (File No. 33-64704) , declared effective on August 2, 1993).

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

       10.19 (1) Patent Cross License Agreement dated August 25, 1998, between Actel Corporation and QuickLogic Corporation. (filed as Exhibit 10.19 to the
                         Registrant's Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended January 3, 1999).

       10.20 Convertible Promissory Note dated May 25, 1999, in the aggregate principle amount of $8.0 million issued to Actel Corporation (filed as Exhibit 4.1 to GateField Corporation's Current Report on Form 8-K (File No. 0-13244) on May 28, 1999, and incorporated herein by this reference).

       10.21 Security Agreement dated May 25, 1999, between GateField Corporation and Actel Corporation (filed as
                         Exhibit 10.1 to GateField Corporation's Current Report on Form 8-K (File No. 0-13244) on May 28, 1999, and incorporated herein by this reference).

       10.22             Amendment  No.  1  to  the  Series  C  Preferred  Stock
                         Purchase Agreement dated May 25, 1999, between GateField Corporation and Actel Corporation (filed as
                         Exhibit 10.2 to GateField Corporation's Current Report on Form 8-K (File No. 0-13244) on May 28, 1999, and incorporated herein by this reference).

       10.23 Amendment No. 1 to the Registration Rights Agreement dated May 25, 1999, between GateField Corporation and Actel Corporation (filed as Exhibit 10.3 to GateField Corporation's Current Report on Form 8-K (File No. 0-13244) on May 28, 1999, and incorporated herein by this reference).

       13 Portions of Registrant's Annual Report to Shareholders for the fiscal year ended January 2, 2000, incorporated by reference into this Report on Form 10-K.

       21                Subsidiaries of Registrant (see page --)

       23 Consent of Ernst & Young LLP, Independent Auditors (see page --)

       24                Power of Attorney (see page --)
-------------------------

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

         (d) Financial Statement Schedule. The following financial statement schedule of Actel Corporation is filed as part of this Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements of Actel Corporation, including the notes thereto, and the Report of Independent Auditors with respect thereto:

Schedule                      Description                                  Page
--------     -------------------------------------------------------      ------
  II                  Valuation and qualifying accounts                     --

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

                                            ACTEL CORPORATION


March 31, 2000                   By:        By:         /s/ John C. East
                                                ------------------------------
                                                         John C. East
                                           President and Chief Executive Officer

                                                                     SCHEDULE II

                                ACTEL CORPORATION
                      --------------------------------------
                        Valuation and Qualifying Accounts
                                 (in thousands)


                                                                Balance at                                Balance at
                                                                beginning                                   end of
                                                                of period     Provisions    Write-Offs      period
                                                               ------------  ------------  ------------  ------------
Allowance for doubtful accounts:
   Year ended December 31, 1997...........................     $        633  $      1,611  $        612  $      1,632
   Year ended December 31, 1998...........................            1,632             5            83         1,554
   Year ended December 31, 1999...........................            1,554            --           475         1,079