Form 10-Q
period 2000-04-02
ACTEL CORP
filed 2000-05-17
CIK 907687

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                     --------------------------------------

                                    FORM 10-Q

(Mark One)

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2000

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

                     --------------------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes No

     Number  of  shares  of  Common  Stock  outstanding  as  of  May  16,  2000:
23,195,435.

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.



                                ACTEL CORPORATION

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
               (unaudited, in thousands except per share amounts)



                                                                              Three Months Ended
                                                                        -------------------------------
                                                                         Apr. 2,     Apr. 4,    Jan. 2,
                                                                          2000        1999       2000
                                                                        --------    --------   --------
Net revenues ........................................................   $ 50,666    $ 40,838   $ 46,042
Costs and expenses:
   Cost of revenues .................................................     19,208      15,994     17,496
   Research and development .........................................      8,351       8,447      8,087
   Selling, general, and administrative .............................     11,529      10,441     11,637
   Amortization of goodwill and other acquisition related intangibles      1,023         490      1,047
   Purchased in-process research and development ....................       --          --          600
                                                                        --------    --------   --------
         Total costs and expenses ...................................     40,111      35,372     38,867
                                                                        --------    --------   --------
Income from operations ..............................................     10,555       5,466      7,175
Interest income and other, net ......................................      1,305         741      1,239
                                                                        --------    --------   --------
Income before tax provision and equity in net loss of equity method
   investee .........................................................     11,860       6,207      8,414
Equity in net (loss) of equity method investee ......................       (123)       --           24
Tax provision .......................................................      3,638       1,986      2,615
                                                                        --------    --------   --------
Net income ..........................................................   $  8,099    $  4,221   $  5,823
                                                                        ========    ========   ========
Net income per share:
   Basic ............................................................   $   0.36    $   0.20   $   0.26
                                                                        ========    ========   ========
   Diluted ..........................................................   $   0.32    $   0.19   $   0.24
                                                                        ========    ========   ========
Shares used in computing net income per share:
   Basic ............................................................     22,767      21,347     22,048
                                                                        ========    ========   ========
   Diluted ..........................................................     25,467      22,673     24,015
                                                                        ========    ========   ========

                                ACTEL CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                           Apr. 2,      Jan. 2,
                                                             2000         2000
                                                          ---------    ---------
                                     ASSETS
Current assets:
   Cash and cash equivalents ..........................   $   2,791    $   4,939
   Short-term investments .............................     114,343      102,201
   Accounts receivable, net ...........................      25,753       22,753
   Inventories, net ...................................      26,792       25,324
   Deferred income taxes ..............................      21,377       20,622
   Prepaid expenses and other current assets ..........       2,401        2,045
                                                          ---------    ---------
         Total current assets .........................     193,457      177,884
Property and equipment, net ...........................      11,661       12,564
Investment in Chartered Semiconductor .................      48,570       37,619
Other assets, net .....................................      29,921       31,144
                                                          ---------    ---------
                                                          $ 283,609    $ 259,211
                                                          =========    =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ...................................   $  10,995    $  15,374
   Accrued salaries and employee benefits .............       5,424        6,884
   Other accrued liabilities ..........................       2,605        2,887
   Income taxes payable ...............................       6,340        4,025
   Deferred income ....................................      43,079       39,896
                                                          ---------    ---------
         Total current liabilities ....................      68,443       69,066
   Deferred tax liability .............................      15,812       11,515
                                                          ---------    ---------
         Total liabilities ............................      84,255       80,581
Commitments and contingencies
Shareholders' equity:
   Common stock .......................................          23           22
   Additional paid-in capital .........................     116,623      110,146
   Accumulated earnings ...............................      60,500       52,401
   Note receivable from officer .......................        (368)        --
   Accumulated other comprehensive income .............      22,576       16,061
                                                          ---------    ---------
         Total shareholders' equity ...................     199,354      178,630
                                                          ---------    ---------
                                                          $ 283,609    $ 259,211
                                                          =========    =========

                                ACTEL CORPORATION

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                           Three Months Ended
                                                         ----------------------
                                                          Apr. 2,      Apr. 4,
                                                            2000         1999
                                                         ---------    ---------
Operating activities:
   Net income .........................................  $   8,099    $   4,221
   Adjustments  to  reconcile  net  income  to net cash
   provided  by  operating activities:
     Depreciation and amortization ....................      3,117        2,396
     Equity in net loss of equity method invested .....        123         --
     Changes in operating assets and liabilities:
       Accounts receivable ............................     (3,000)        (935)
       Inventories ....................................     (1,468)         721
       Other current assets ...........................       (356)        (776)
       Accounts payable, accrued salaries and employee
         benefits, and other accrued liabilities ......     (3,806)      (1,210)
       Deferred income ................................      3,183        2,374
       Deferred income taxes ..........................       (801)       1,247
                                                         ---------    ---------
   Net cash provided by operating activities ..........      5,091        8,038
                                                         ---------    ---------

Investing activities:
   Purchases of property and equipment ................     (1,191)      (1,231)
   Purchases of short-term investments ................    (41,773)     (29,148)
   Sales of short-term investments ....................     29,538       19,432
   Other assets .......................................         76       (2,197)
                                                         ---------    ---------
   Net cash used in investing activities ..............    (13,350)     (13,144)
                                                         ---------    ---------

Financing activities:
   Issuance of note receivable from officer ...........       (368)        --
   Sale of common stock ...............................      6,479        2,498
                                                         ---------    ---------
   Net cash provided by financing activities ..........      6,111        2,498
                                                         ---------    ---------
Net decrease in cash and cash equivalents .............     (2,148)      (2,608)
Cash and cash equivalents, beginning of period ........      4,939       13,947
                                                         ---------    ---------
Cash and cash equivalents, end of period ..............  $   2,791    $  11,339
                                                         =========    =========

Supplemental  disclosures of cash flows  information
   and non-cash  investing and financing activities:
   Cash paid for taxes ................................  $   2,098    $     579

1.       Basis of Presentation and Summary of Significant Accounting Policies

         The accompanying unaudited consolidated financial statements of Actel Corporation ("Actel" or "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

         The interim financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended January 2, 2000.

         The results of operations for the three months ended April 2, 2000, are not necessarily indicative of results that may be expected for the entire year ending December 31, 2000.

2.       Recent Accounting Pronouncements

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

3.       Equity Accounting

         In light of Actel's common and preferred equity interest in GateField Corporation ("GateField"), $8.0 million convertible promissory note from GateField, and marketing and licensing agreements with GateField, Actel began accounting for its equity interest in GateField under the equity method of accounting during 1999. At April 2, 2000, the Company owned 191,529 shares of GateField common stock and 300,000 shares of Series C Convertible Preferred Stock that is convertible into 200,000 shares of GateField Common Stock.

         The impact of using equity accounting was a $652,000 charge to the Company's net income for the first quarter of fiscal 2000 ($529,000 included in amortization of goodwill and $123,000 included in equity in net losses of equity method investee). Assuming conversion of all outstanding GateField convertible preferred stock owned by Actel and conversion of the convertible promissory note due from GateField, the aggregate total of GateField common stock owned by Actel would be 1,622,298 shares, or 26.6% of the total common stock of GateField.

         GateField common stock, which is listed on the National Association of Security Dealers ("NASD") Over-The-Counter Bulletin Board, closed at $5.25 on March 31, 2000.

4.       Inventories

         Inventories consist of the following:


                                                           Apr. 2,      Jan. 2,
                                                             2000         2000
                                                          ---------    ---------
                                                              (in thousands)
Inventories:
Purchased parts and raw materials .....................   $   5,035    $   3,363
Work-in-process .......................................       9,183        8,366
Finished goods ........................................      12,574       13,595
                                                          ---------    ---------
                                                          $  26,792    $  25,324
                                                          =========    =========

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


5.       Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share":



                                                                               Three Months Ended
                                                                        -------------------------------
                                                                         Apr. 2,     Apr. 4,    Jan. 2,
                                                                          2000        1999       2000
                                                                        --------    --------   --------
                                                                    (in thousands, except per share amounts)
Basic:
Average common shares outstanding ...................................     22,767      21,347     22,048
Shares used in computing net income per share .......................     22,767      21,347     22,048
                                                                        ========    ========   ========
Net income ..........................................................   $  8,099    $  4,221   $  5,823
                                                                        ========    ========   ========
Net income per share ................................................   $   0.36    $   0.20   $   0.26
                                                                        ========    ========   ========

Diluted:
Average common shares outstanding ...................................     22,767      21,347     22,048
Net effect of dilutive stock options - based on the treasury stock
 method..............................................................      2,700       1,326      1,967
                                                                        --------    --------   --------
Shares used in computing net income per share .......................     25,467      22,673     24,015
                                                                        ========    ========   ========
Net income ..........................................................   $  8,099    $  4,221   $  5,823
                                                                        ========    ========   ========
Net income per share ................................................   $   0.32    $   0.19   $   0.24
                                                                        ========    ========   ========

6.       Comprehensive Income

         The components of comprehensive income, net of tax, are as follows:

                                                                               Three Months Ended
                                                                        -------------------------------
                                                                         Apr. 2,     Apr. 4,    Jan. 2,
                                                                          2000        1999       2000
                                                                        --------    --------   --------
                                                                                 (in thousands)
Net Income ..........................................................   $  8,099    $  4,221   $  5,823

Unrealized gain/(loss) on available for sale securities, net of tax .      6,515         (65)    16,040
Less reclassification adjustment for (gains) losses included in net
 income .............................................................         11        --           (9)
                                                                        --------    --------   --------
Other Comprehensive Income ..........................................      6,526         (65)    16,031
                                                                        ========    ========   ========
Total Comprehensive Income ..........................................   $ 14,625    $  4,156   $ 21,854
                                                                        ========    ========   ========

Accumulated   other   comprehensive   income   presented  in  the   accompanying
consolidated condensed balance sheets consists of the accumulated net unrealized gain (loss) on available-for-sale securities.

7.       Patent Infringement

         As is typical in the semiconductor industry, the Company has been and expects to be notified from time to time of claims that it may be infringing patents owned by others. The Company continues to hold discussions with several third parties regarding potential patent infringement issues, including two semiconductor manufacturers with significantly greater financial and intellectual property resources than Actel. As it has in the past, the Company may obtain licenses under patents that it is alleged to infringe. The Company has made provision for the estimated settlements costs of claims for alleged infringement prior to the balance sheet date. While the Company believes that reasonable resolution will occur, there can be no assurance that these claims will be resolved or that the resolution of these claims will not have a materially adverse effect on Actel's business, financial condition, or results of operations. In addition, the Company's evaluation of the probable impact of these pending disputes could change based upon new information learned by Actel.

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


8.       Subsequent Events

         In May 2000, the Company participated in a secondary offering of shares of Chartered Semiconductor. The Company sold 2.6 million Singapore shares, or approximately one-half of the Company's holdings of Chartered Semiconductor common stock, and received proceeds of $16.4 million, net of underwriting fees of $0.5 million.This transaction resulted in a gain of $11.0 million before tax.

         On May 11, 2000, GateField Corporation and Actel Corporation announced the singing of a letter of intent to merge. In the merger, Actel would pay cash consideration of $5.25 per share of GateField Common Stock not already owned by Actel (approximately 4.5 million shares). Actel would also assume all outstanding GateField stock options. The merger is subject to several conditions, including execution by the parties of a definitive agreement and approval by GateField's stockholders at a special meeting. In the definitive agreement, Actel would agree to convert its $8.0 million Convertible Promissory
Note into GateField Preferred Stock and Actel and Idanta Partners, Ltd would agree to convert their GateField Preferred Stock into GateField Common Stock before the record date for the special meeting and to vote their shares of GateField Common Stock for approval of the merger.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

         All forward-looking statements contained in this Quarterly Report on Form 10-Q, including all forward-looking statements contained in any document incorporated herein by reference, are made pursuant to the safe harbor provisions of the Public Securities Litigation Reform Act of 1995. Words such as "anticipates," "believes," "estimates," "expects," intends," "plans," "seeks," and variations of such words and similar expressions are intended to identify
the  forward-looking   statements.   The   forward-looking   statements  include
projections relating to revenues, average selling prices, gross margin, financial resources, resolution of pending patent claims, and the impact of export licensing requirements. All forward-looking statements are based on current expectations and projections about the semiconductor industry and programmable logic market, and assumptions made by the Company's management that reflect its best judgment based on other factors currently known by management, but they are not guarantees of future performance. Accordingly, actual events and results may differ materially from those expressed or forecast in the forward-looking statements due to the risk factors identified herein or for other reasons. The Company undertakes no obligation to update any forward-looking statement contained or incorporated by reference in this Quarterly Report on Form 10-Q.

Results of Operations

         Net Revenues

         Net revenues for the first quarter of fiscal 2000 were a record $50.7 million, which represents an increase of 10% compared with the Company's net revenues for the fourth quarter of fiscal 1999 and an increase of 24% compared with the Company's net revenues for the first quarter of fiscal 1999.

         The increase in sequential quarterly net revenues resulted from a 10% increase in the overall average selling price ("ASP") of field programmable gate arrays ("FPGAs"), due primarily from the strength of the Company's new product families, and an increase of 1% in unit shipments.

         The year-to-year increase in quarterly net revenues resulted from an increase of 25% in unit shipments, with ASPs remaining essentially flat.

         As is typical in the semiconductor industry, the average selling prices of the Company's products generally decline over the lives of such products. To increase revenues, the Company seeks to increase unit sales of existing products, principally by reducing prices, and to introduce and sell new products. No assurance can be given that these efforts will be successful.

         Gross Margin

         Gross margin for the first quarter of 2000 was a record 62.1% of net revenues, compared with 62.0% for the fourth quarter of 1999 and 60.8% for the first quarter of 1999. The improved gross margin resulted from a number of factors, including improved sort yields, especially on newer products; reduction of wafer costs; and better utilization of manufacturing capacity.

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

         Research and Development

         Research and development expenditures for the first quarter of 2000 were $8.4 million, or 17% of net revenues, compared with $8.1 million, or 18% of net revenues, for the fourth quarter of 1999 and $8.4 million, or 21% of revenues, for the first quarter of 1999.

         Selling, General, and Administrative

         Selling, general, and administrative expenses for the first quarter of 2000 were $11.5 million, or 23% of net revenues, compared with $11.6 million, or 25% of net revenues, for the fourth quarter of 1999 and $10.4 million, or 26% of net revenues, for the first quarter of 1999.

         The increase in selling, general, and administrative expenses during the first quarter of fiscal 2000 compared with the same quarter in the prior year was primarily the result of increased sales commission and bonus expense due to increased revenue.

     Amortization of Goodwill, Other Acquisition-Related Intangibles and Other Acquisition-Related Expenses

         Amortization of goodwill and other acquisition-related intangibles for the first quarter of 2000 was $1.0 million compared with $1.6 million for the fourth quarter of 1999 and $0.5 million for the first quarter of 1999. The decrease in the first quarter of fiscal 2000 compared with the prior quarter was due to a one-time charge of $0.6 million in the fourth quarter for purchased in-process research and development that was incurred in the acquisition of AutoGate Logic, Inc. ("AGL"). The increase in the first quarter of 2000 compared with the first quarter of 1999 was due primarily to AGL goodwill charges of $0.4 million and an equity charge in GateField Corporation ("GateField") of $0.5 million, partially offset by a reduction in TI goodwill.

          Interest Income and Other

         Interest and other income for the first quarter of 2000 was $1.3 million, compared with $1.2 million for the fourth quarter of 1999 and $0.7 million for the first quarter of 1999. The increases in interest and other income were driven primarily by increased cash, cash equivalents, and short-term investments available for investing by the Company.

         Tax Provision

         The Company's effective tax rates for the three months ended April 2, 2000, was 31.0% compared with 32.0% for the three months ended April 4, 1999. The decrease in the effective tax rate was due primarily to an increase in the benefit associated with federal and state research and development tax credits and other state income tax incentives. The effective tax rates are based on the estimated annual tax rate in compliance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This rate differs from the federal statutory rate due primarily to state income taxes (net of federal benefit), the benefits of research and development credits, tax exempt income, and recognition of certain deferred tax assets subject to valuation allowances as of January 2, 2000.

Liquidity and Capital Resources

         At the end of the first quarter of 2000, the Company's cash, cash equivalents, and short-term investments were $117.1 million, compared with $107.1 million at the end of 1999. The amount of cash, cash equivalents, and short-term investments increased principally because of cash provided by operations and cash received from stock transactions.

         The Company believes that existing cash, cash equivalents, and short-term investments, together with cash from operations, will be sufficient to meet its cash requirements for the foreseeable future. A portion of available cash may be used for investment in or acquisition of complementary businesses, products, or technologies.

         The Company has a line of credit with a bank that provides for borrowings not to exceed $5,000,000. The agreement contains covenants that require the Company to maintain certain financial ratios and levels of net worth. As of April 2, 2000, the Company was in compliance with the covenants for the line of credit. Borrowings against the line of credit bear interest at the bank's prime rate. There were no borrowings against the line of credit at April 2, 2000. The line of credit, which expires in May 2000, may be terminated by either party upon not less than thirty days' prior written notice.

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

Other Factors Affecting Future Operating Results

         The Company's operating results are subject to general economic conditions and a variety of risks characteristic of the semiconductor industry (including booking and shipment uncertainties, wafer supply fluctuations, and price erosion) or specific to the Company, any of which could cause the Company's operating results to differ materially from past results. For a discussion of such risks, see "Risk Factors" in Part I of the Company's Annual Report on Form 10-K for 1999, which is incorporated herein by this reference.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

         As of April 2, 2000, the Company's investment portfolio consisted primarily of corporate bonds, floating rate notes, and federal and municipal obligations. The primary objectives of the Company's investment activities are to preserve principal, meet liquidity needs, and maximize yields. To meet these objectives, the Company invests only in high credit quality debt securities with average maturities of less than two years. The Company also limits the percentage of total investments that may be invested in any one issuer. Corporate investments as a group are also limited to a maximum percentage of the Company's investment portfolio.

         The Company's investments are subject to interest rate risk. An increase in interest rates could subject the Company to a decline in the market value of its investments. These risks are mitigated by the ability of the Company to hold these investments to maturity. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately
$1,088,000 (less than 1.0%) in the fair value of the Company's available-for-sale securities.

         The Company purchases a portion of the wafers it uses in production from Japanese suppliers, which are denominated in Japanese yen. An adverse change in the foreign exchange rate would affect the price the Company pays for a portion of the wafers used in production over the long term. The Company attempts to mitigate its exposure to risks from foreign currency fluctuations by purchasing forward foreign exchange contracts to hedge firm purchase commitments denominated in foreign currencies. Forward exchange contracts are short term and do not hedge purchases that will be made for anticipated longer-term wafer needs. An adverse change of 10% in exchange rates would result in a decline in income before taxes of approximately $980,530 based on projected yen denominated wafer purchases for the next year.

         The Company is exposed to equity price risk on the investment in Chartered Semiconductor that is held as an available-for-sale marketable equity security entered into for the promotion of business and strategic objectives. The Company does not attempt to reduce or eliminate its market risk on this equity security. For every 10% adverse change in the market price of Chartered Semiconductor common stock on April 2, 2000, the Company's investment would decrease in value by approximately $4,857,000. As disclosed in Item 5 of Part II, the Company sold approximately half of its investment in Chartered Semiconductor in May 2000 at a price that was 31% less than the market price on April 2, 2000.

         All of the potential changes noted above are based upon sensitivity analysis performed on the Company's financial position at April 2, 2000. Actual results may differ materially.

Additional Quarterly Information

The following table presents certain unaudited quarterly results for each of the eight quarters in the period ended April 2, 2000. In the opinion of management, all necessary adjustments (consisting only of normal recurring accruals) have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements of the Company and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 2, 2000. These quarterly operating results are not necessarily indicative of the results for any future period.

                                                                                                 Three Months Ended
                                                Apr. 2,    Jan. 2,    Oct. 3,    Jul. 4,    Apr. 4,    Jan. 3,    Oct. 4,   June 28,
                                                 2000       2000       1999       1999       1999       1999       1998       1998
                                               --------   --------   --------   --------   --------   --------   --------   --------
                                                                                      (in thousands, except per share amounts)
Statements of Income Data:
Net revenues ................................. $ 50,666   $ 46,042   $ 43,162   $ 41,619   $ 40,838   $ 40,174   $ 38,628   $ 37,160
Gross profit .................................   31,458     28,546     26,503     25,381     24,844     24,377     23,383     22,345
Income from operations .......................   10,555      7,175      7,492      2,111      5,466      5,535      5,012      4,426
Net income ................................... $  8,099   $  5,823   $  5,668   $  1,926   $  4,221   $  4,118   $  3,837   $  3,419
Net income per share:
   Basic ..................................... $   0.36   $   0.26   $   0.26   $   0.09   $   0.20   $   0.20   $   0.18   $   0.16
                                               ========   ========   ========   ========   ========   ========   ========   ========
   Diluted ................................... $   0.32   $   0.24   $   0.25   $   0.09   $   0.19   $   0.19   $   0.18   $   0.16
                                               ========   ========   ========   ========   ========   ========   ========   ========
Shares used in computing net income per share:
   Basic .....................................   22,767     22,048     21,748     21,511     21,347     21,091     21,449     21,288
                                               ========   ========   ========   ========   ========   ========   ========   ========
   Diluted ...................................   25,467     24,015     23,003     22,454     22,673     22,201     21,724     21,968
                                               ========   ========   ========   ========   ========   ========   ========   ========

                                                                                                 Three Months Ended
                                                Apr. 2,    Jan. 2,    Oct. 3,    Jul. 4,    Apr. 4,    Jan. 3,    Oct. 4,   June 28,
                                                 2000       2000       1999       1999       1999       1999       1998       1998
                                               --------   --------   --------   --------   --------   --------   --------   --------
As a Percentage of Net Revenues:
Net revenues .................................   100.0%     100.0%     100.0%     100.0%     100.0%     100.0%     100.0%     100.0%
Gross profit .................................    62.1       62.0       61.4       61.0       60.8       60.7       60.5       60.1
Income from operations .......................    20.8       15.6       17.4        5.1       13.4       13.8       13.0       11.9
Net income ...................................    16.0       12.6       13.1        4.6       10.3       10.3        9.9        9.2

                          PART II -- OTHER INFORMATION

Item 1.       Legal Proceedings

         As is typical in the semiconductor industry, the Company has been and expects to be notified from time to time of claims that it may be infringing patents owned by others. The Company continues to hold discussions with several third parties regarding potential patent infringement issues, including two semiconductor manufacturers with significantly greater financial and intellectual property resources than Actel. As it has in the past, the Company may obtain licenses under patents that it is alleged to infringe. The Company has made provision for the estimated settlements costs of claims for alleged infringement prior to the balance sheet date. While the Company believes that reasonable resolution will occur, there can be no assurance that these claims will be resolved or that the resolution of these claims will not have a materially adverse effect on Actel's business, financial condition, or results of operations. In addition, the Company's evaluation of the probable impact of these pending disputes could change based upon new information learned by Actel.

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

Item 5.       Other Information

         In May 2000, the Company participated in a secondary offering of shares of Chartered Semiconductor. The Company sold 2.6 million Singapore shares, or approximately one-half of the Company's holdings of Chartered Semiconductor common stock, and received proceeds of $16.4 million, net of underwriting fees of $0.5 million.This transaction resulted in a gain of $11.0 million before tax.

         On May 11, 2000, GateField Corporation and Actel Corporation announced the singing of a letter of intent to merge. In the merger, Actel would pay cash consideration of $5.25 per share of GateField Common Stock not already owned by Actel (approximately 4.5 million shares). Actel would also assume all outstanding GateField stock options. The merger is subject to several conditions, including execution by the parties of a definitive agreement and approval by GateField's stockholders at a special meeting. In the definitive agreement, Actel would agree to convert its $8.0 million Convertible Promissory
Note into GateField Preferred Stock and Actel and Idanta Partners, Ltd would agree to convert their GateField Preferred Stock into GateField Common Stock before the record date for the special meeting and to vote their shares of GateField Common Stock for approval of the merger.

Item 6.       Exhibits and Reports on Form 8-K.

         (a) Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-Q:

                Exhibit Number                  Description
                --------------   -----------------------------------------------
                        2.1      Letter of Intent between Actel  Corporation and
                                 GateField Corporation dated May 1, 2000 (filed
                                 as  Exhibit   2.1  to  GateField  Corporation's
                                 Quarterly Report on Form 10-Q (File No.0-13244) on May 15, 2000, and incorporated herein by this reference).

         (b)      Reports on Form 8-K

                  None

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                      ACTEL CORPORATION




     Date: May 16, 2000                         /s/ Henry L. Perret
                                     ------------------------------------------
                                                   Henry L. Perret
                                              Vice President of Finance
                                             and Chief Financial Officer
                                           (as principal financial officer
                                             and on behalf of Registrant)