Form 10-Q
period 2000-07-02
ACTEL CORP
filed 2000-08-14
CIK 907687

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                     --------------------------------------

                                    FORM 10-Q

(Mark One)

    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2000

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

                     --------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. X Yes   No

         Number of shares of Common Stock outstanding as of August 11, 2000: 23,908,503.

PART I -- FINANCIAL INFORMATION

Item 1.       Financial Statements.



                                              ACTEL CORPORATION

                                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                              (unaudited, in thousands except per share amounts)



                                                           Three Months Ended            Six Months Ended
                                                 -----------------------------------    ----------------------
                                                   Jul. 2,      Jul. 4,     Apr. 2,      Jul. 2,      Jul. 4,
                                                    2000         1999         2000         2000         1999
                                                 ---------    ---------    ---------    ---------    ---------
Net revenues .................................   $  55,544    $  41,619    $  50,666    $ 106,210    $  82,457
Costs and expenses:
   Cost of revenues ..........................      20,949       16,238       19,208       40,157       32,232
   Research and development ..................       8,888        8,064        8,351       17,239       16,511
   Selling, general, and administrative ......      11,827       12,904       11,529       23,356       23,345
   Amortization of goodwill and other
     acquisition-related intangibles .........       1,544          339        1,023        2,567          829
   Restructure and other charges .............        --          1,963         --           --          1,963
   Purchased in-process research and
   development ...............................       5,558         --           --          5,558         --
                                                 ---------    ---------    ---------    ---------    ---------
         Total costs and expenses ............      48,766       39,508       40,111       88,877       74,880
                                                 ---------    ---------    ---------    ---------    ---------
Income from operations .......................       6,778        2,111       10,555       17,333        7,577
Interest income and other, net ...............       1,859          721        1,305        3,164        1,462
Gain on sale of Chartered Common stock .......      28,329         --           --         28,329         --
                                                 ---------    ---------    ---------    ---------    ---------
Income before tax provision and equity in net
loss of equity method investee ...............      36,966        2,832       11,860       48,826        9,039
Equity in net (loss) of equity method investee        (356)        --           (123)        (479)        --
Tax provision ................................      16,498          906        3,638       20,136        2,892
                                                 ---------    ---------    ---------    ---------    ---------
Net income ...................................   $  20,112    $   1,926    $   8,099    $  28,211    $   6,147
                                                 =========    =========    =========    =========    =========

Net income per share:
   Basic .....................................   $    0.86    $    0.09    $    0.36    $    1.23    $    0.29
                                                 =========    =========    =========    =========    =========
   Diluted ...................................   $    0.77    $    0.09    $    0.32    $    1.09    $    0.27
                                                 =========    =========    =========    =========    =========

Shares used in computing net income per share:

   Basic .....................................      23,263       21,511       22,767       23,015       21,480
                                                 =========    =========    =========    =========    =========
   Diluted ...................................      26,186       22,454       25,467       25,907       22,620
                                                 =========    =========    =========    =========    =========



                                          ACTEL CORPORATION

                                CONSOLIDATED CONDENSED BALANCE SHEETS
                                      (unaudited, in thousands)

                                                                                Jul. 2,       Jan. 2,
                                                                                 2000          2000
                                                                               ---------    ---------
                                                ASSETS
Current assets:
   Cash and cash equivalents ...............................................   $  27,644    $   4,939
   Short-term investments ..................................................     143,239      102,201
   Accounts receivable, net ................................................      27,896       22,753
   Inventories, net ........................................................      26,761       25,324
   Deferred income taxes ...................................................      21,378       20,622
   Prepaid expenses and other current assets ...............................       2,245        2,045
                                                                               ---------    ---------
         Total current assets ..............................................     249,163      177,884
Property and equipment, net ................................................      10,762       12,564
Investment in Chartered Semiconductor ......................................        --         37,619
Other assets, net ..........................................................      48,184       31,144
                                                                               ---------    ---------
                                                                               $ 308,109    $ 259,211
                                                                               =========    =========
                                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ........................................................   $  17,169    $  15,374
   Accrued salaries and employee benefits ..................................       9,265        6,884
   Other accrued liabilities ...............................................       2,966        2,887
   Income taxes payable ....................................................      14,669        4,025
   Deferred income .........................................................      45,695       39,896
                                                                               ---------    ---------
         Total current liabilities .........................................      89,764       69,066
   Deferred tax liability ..................................................       1,057       11,515
                                                                               ---------    ---------
         Total liabilities .................................................      90,821       80,581
                                                                               =========    =========
Commitments and contingencies
Shareholders' equity:
   Common stock ............................................................          24           22
   Additional paid-in capital ..............................................     137,360      110,146
   Accumulated earnings ....................................................      80,612       52,401
   Note receivable from officer ............................................        (368)        --
   Accumulated other comprehensive (loss) income ...........................        (340)      16,061
                                                                               ---------    ---------
         Total shareholders' equity ........................................     217,288      178,630
                                                                               ---------    ---------
                                                                               $ 308,109    $ 259,211
                                                                               =========    =========

                                          ACTEL CORPORATION

                            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                      (unaudited, in thousands)

                                                                                 Six Months Ended
                                                                                Jul. 2,      Jul. 4,
                                                                                  2000         1999
                                                                               ---------    ---------
Operating activities:
   Net income ..............................................................   $  28,211    $   6,147
   Adjustments  to  reconcile  net  income  to net cash  provided  by operating activities:
     Depreciation and amortization .........................................       6,538        4,763
     Non-cash portion of restructure and other charges .....................        --          3,057
     Equity in net loss of equity method investee ..........................         479         --
     Gain on sale of Chartered Semiconductor stock .........................     (28,329)        --
     Purchased in-process research and development .........................       5,558         --
     Changes in operating assets and liabilities:
       Accounts receivable .................................................      (5,143)        (641)
       Inventories .........................................................      (1,437)       1,398
       Other current assets ................................................        (187)        (154)
       Accounts payable, accrued salaries and employee benefits, and other
         accrued liabilities ...............................................       7,767       (4,479)
       Deferred income .....................................................       5,799          385
       Deferred income taxes ...............................................        (822)       1,115
                                                                               ---------    ---------
   Net cash provided by operating activities ...............................      18,434       11,591
                                                                               ---------    ---------

Investing activities:
   Purchases of property and equipment .....................................      (2,169)      (3,357)
   Purchases of available-for-sale securities ..............................    (154,935)     (85,117)
   Sales of available-for-sale securities ..................................     113,840       80,453
   Other assets ............................................................          24       (2,232)
   Proceeds from sale of Chartered Semiconductor common stock ..............      39,009         --
   Cash acquired in Prosys acquisition .....................................          43         --
   Note receivable from GateField ..........................................      (1,000)      (8,000)
                                                                               ---------    ---------
   Net cash used in investing activities ...................................      (5,188)     (18,253)
                                                                               ---------    ---------

Financing activities:
   Issuance of note receivable from officer ................................        (368)        --
   Sale of common stock ....................................................       9,827        3,465
                                                                               ---------    ---------
   Net cash provided by financing activities ...............................       9,459        3,465
                                                                               ---------    ---------

Net decrease in cash and cash equivalents ..................................      22,705       (3,197)
Cash and cash equivalents, beginning of period .............................       4,939       13,947
                                                                               ---------    ---------
Cash and cash equivalents, end of period ...................................   $  27,644    $  10,750
                                                                               =========    =========

Supplemental disclosures of cash flow information:
   Cash paid for taxes .....................................................   $  10,371    $   7,533
Supplemental disclosures of non-cash transactions:
   Issuance of common stock in conjunction with Prosys acquisition .........   $   7,526         --
   Conversion of $8.0 million GateField Promissory Note into 1,230,769 shares of
     GateField common stock.
   Conversion of 300,000  shares of GateField  Series C Preferred  Stock with an adjusted cost basis of $1.3 million into 200,000 shares of GateField common stock.


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

         The results of operations for the three and six months ended July 2, 2000, are not necessarily indicative of results that may be expected for the entire year ending December 31, 2000.

2.       Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which, as amended by SFAS 137 and 138, is required to be adopted in years beginning after June 15, 2000. The Company is currently evaluating the impact that the adoption of SFAS 133 will have on future results of operations or financial position.

         In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 44, "Accounting for Certain Transactions Involving Stock Compensation." FIN 44 clarifies the application of Accounting Principles Board Opinion No. 25 for certain issues relating to stock compensation. FIN 44 is effective July 1, 2000, but certain conclusions in it cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that FIN 44 covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying FIN 44 are recognized on a prospective basis from July 1, 2000. The Company does not expect FIN 44 to have a material effect on its financial position or results of operations.

         In May 2000, the EITF reached a consensus on EITF Issue 00-14,"Accounting for Certain Sales Incentives." This consensus provides guidance on the recognition, measurement, and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction. This consensus must be adopted no later than October 1, 2000. The Company does not expect the adoption of this consensus to have a material impact on its financial position or results of operations.

         In July 2000, the EITF reached a consensus on EITF Issue 00-10,"Accounting for Shipping and Handling Fees and Costs." This consensus provides guidance on the recognition and income statement classification for shipping and handling costs billed to customers. The Company does not expect the adoption of this consensus to have a material impact on its financial position or results of operations.

3.       Equity Accounting

         In light of Actel's investments in and agreements with GateField Corporation ("GateField") including common stock, a $1.0 million convertible promissory note from GateField, and marketing and licensing agreements with GateField, Actel accounts for its investments in GateField under the equity equity method of accounting. Actel began accounting for its equity interest in GateField under the equity method of accounting during 1999. During the quarter ended July 2, 2000, the Company converted an $8 million promissory note into 1,230,769 shares of GateField common stock and also converted 300,000 shares of GateField Series C Preferred Stock into 200,000 shares of GateField common stock. The Company also paid GateField $1 million during the quarter in exchange for a $1 million Convertible Note bearing interest at 6.25% and ultimately convertible into 190,476 shares of GateField common stock. At July 2, 2000, the Company owned 1,622,298 shares of GateField common stock.

         The impact of using equity accounting was a $652,000 charge to the Company's net income for the first quarter of fiscal 2000 ($529,000 included in amortization of goodwill and $123,000 included in equity in net losses of equity method investee) and $984,000 ($628,000 included in amortization of goodwill and $356,000 in net losses of equity method investee) for the second quarter of 2000. Assuming conversion of the convertible promissory note due from GateField, the aggregate total of GateField common stock owned by Actel would be 1,812,774 shares, or 28.6% of the total common stock of GateField.

         GateField common stock, which is listed on the National Association of Security Dealers ("NASD") Over-The-Counter Bulletin Board, closed at $5.08 on June 30, 2000.

         On May 31, 2000, GateField Corporation and Actel Corporation announced the signing of a definitive agreement to merge. In the merger, Actel would pay cash consideration of $5.25 per share of GateField Common Stock not already owned by Actel (approximately 4.5 million shares). Actel would also assume all outstanding GateField stock options. The merger is subject to several conditions, including approval by GateField's stockholders at a special meeting.

4.       Inventories

         Inventories consist of the following:

                                                         Jul. 2,      Jan. 2,
                                                          2000          2000
                                                     ------------  ------------
                                                            (in thousands)
Inventories:
   Purchased parts and raw materials.............    $      5,281  $      3,363
   Work-in-process...............................           9,523         8,366
   Finished goods................................          11,957        13,595
                                                     ------------  ------------
                                                     $     26,761  $     25,324
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


5.       Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share":

                                                         Three Months Ended                Six Months Ended
                                                 -----------------------------------    ----------------------
                                                  Jul. 2,      Jul. 4,      Apr. 2,      Jul. 2,      Jul. 4,
                                                    2000         1999         2000         2000         1999
                                                 ---------    ---------    ---------    ---------    ---------
                                                            (in thousands, except per share amounts)
Basic:
Average common shares outstanding ............      23,263       21,511       22,767       23,015       21,480
Shares used in computing net income per
  share ......................................      23,263       21,511       22,767       23,015       21,480
                                                 =========    =========    =========    =========    =========
Net income ...................................   $  20,112    $   1,926    $   8,099    $  28,211    $   6,147
                                                 =========    =========    =========    =========    =========
Net income per share .........................   $    0.86    $    0.09    $    0.36    $    1.23    $    0.29
                                                 =========    =========    =========    =========    =========

Diluted:
Average common shares outstanding ............      23,263       21,511       22,767       23,015       21,480
Net effect of dilutive stock options - based
   on the treasury stock method ..............       2,923          943        2,700        2,892        1,140
                                                 ---------    ---------    ---------    ---------    ---------
Shares used in computing net income per share       26,186       22,454       25,467       25,907       22,620
                                                 =========    =========    =========    =========    =========
Net income ...................................   $  20,112    $   1,926    $   8,099    $  28,211    $   6,147
                                                 =========    =========    =========    =========    =========
Net income per share .........................   $    0.77    $    0.09    $    0.32    $    1.09    $    0.27
                                                 =========    =========    =========    =========    =========

6.       Comprehensive Income

         The components of comprehensive income, net of tax, in thousands, are as follows:


                                                         Three Months Ended                Six Months Ended
                                                 -----------------------------------    ----------------------
                                                  Jul. 2,      Jul. 4,      Apr. 2,      Jul. 2,      Jul. 4,
                                                    2000         1999         2000         2000         1999
                                                 ---------    ---------    ---------    ---------    ---------
Net Income ...................................   $  20,112    $   1,926    $   8,099    $  28,211    $   6,147
Unrealized gain/(loss) on available-for-sale
   securities ................................      (5,738)         (86)       6,515          777         (151)
Less reclassification adjustment for (gains) /
   losses included in net income .............     (17,189)        --             11      (17,178)        --
                                                 ---------    ---------    ---------    ---------    ---------
Other Comprehensive Income / (Loss) ..........     (22,927)         (86)       6,526      (16,401)        (151)
                                                 ---------    ---------    ---------    ---------    ---------
Total Comprehensive Income / (Loss) ..........   $  (2,815)   $   1,840    $  14,625    $  11,810    $   5,996
                                                 =========    =========    =========    =========    =========


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

         Unisys v. Actel and QuickLogic (CV C-00 01114 WDB)

         On March 29, 2000, Unisys brought suit in the United States District Court for the Northern District of California, San Jose Division, against the Company seeking monetary damages and injunctive relief based on Actel's alleged infringement of four patents held by Unisys. In the lawsuit, Unisys alleges that the Company has infringed and continues to infringe four Unisys patents and seeks damages, costs and attorneys fees, as well as an injunction prohibiting further infringement. On May 11, 2000, the Company filed its answer and counterclaim in which it denies that it has infringed or is infringing any of the asserted patents, and seeks a judicial declaration that the asserted patents are invalid and unenforceable.
         The Company believes that it has meritorious defenses to the claims asserted by Unisys and intends to defend itself vigorously in this matter. After consideration of the information currently known, the Company does not believe that the ultimate outcome of this case will have a materially adverse effect on Actel's business, financial condition, or results of operations, although no assurance to that effect can be given. The foregoing is a forward-looking statement subject to all of the risks and uncertainties of a legal proceeding, including the discovery of new information and unpredictability as to the ultimate outcome.

         Periodically, the Company is made aware that technology used by the Company may infringe intellectual property rights held by others. During the second quarter of fiscal 2000, the Company continued to hold discussions with several third parties regarding potential patent infringement issues, including two semiconductor manufacturers with significantly greater financial and intellectual property resources than Actel. The Company has made adequate provision for the estimated settlement costs of claims for alleged infringement prior to the balance sheet date. Subject to the foregoing, management does not believe any pending disputes, including those described in this paragraph, are likely to have a materially adverse effect on the Company's financial condition, results of operations, or liquidity. The foregoing is a forward-looking statement. While management believes that reasonable resolution will occur, there can be no assurance that these claims will be resolved or that the resolution of these claims will not have a materially adverse effect on future results of operations or require changes in the Company's products or processes. In addition, management's evaluation of the likely impact of these pending disputes could change in the future based upon new information learned by management.

8.       Prosys Technology Acquisition

         In  June  2000  the  Company   completed  the   acquisition  of  Prosys
Technology, a developer of embedded FPGA Intellectual Property cores, in a transaction accounted for as a purchase.

         In connection with the acquisition, the Company accrued for the cash payment to be made to Prosys of $6,900,000 in cash and issued 220,518 shares of Actel common stock, at a value of $34.13 per share, in exchange for all outstanding common shares and options of Prosys stock. The price per share of common stock was based on an average of five days closing market prices for Actel common stock during the period of June 1, 2000 through June 7, 2000 when the agreement to acquire Prosys was announced. The Company assumed $144,000 of liabilities and incurred $88,000 of acquisition costs. The Company also converted the existing Prosys options to Actel options. These options were exercisable and were estimated to equal $9,864,000 (using the Black-Scholes Option Pricing Model).
Thus, total consideration for the Prosys acquisition was valued at $24,522,000.

         In accordance with the provisions of Accounting Principles Board Opinion No. 16, "Business Combinations", all identifiable assets were assigned a portion of the total consideration on the basis of their respective fair values. The consideration was allocated as follows based on the valuation report of an independent valuation specialist:

                  In-process research and development        $ 5,558,000
                  Acquired work-force                            273,000
                  Patent applications                            349,000
                  Cash & other current assets                     57,000
                  Deferred tax liability                        (249,000)
                  Goodwill and other intangibles              18,534,000

         A portion of the purchase price has been allocated to acquired in-process research and development ("IPRD"). IPRD was identified and valued through extensive interviews, analysis of data provided by Prosys concerning developmental products, their stage of development, the time and resources needed to complete them, and associated risks. The income approach, which bases the value of an asset on future earnings capacity of the asset, was utilized in valuing the IPRD. This approach values an asset based on the future cash flows that could be potentially generated by the asset over its estimated useful life. The future cash flows are discounted to their present value utilizing a discount rate (25%) that would provide sufficient return to a potential investor to estimate the value of the subject asset. The estimated completion date of the technology is late 2000. The present value of the cash flows over the life of the asset is summed to equal the estimated value of the asset. The IPRD, valued at $5,558,000 using the income approach, was charged to expense upon the closing of the acquisition.

         The value of the assembled workforce was estimated using a cost approach. This approach identifies the employees that would require significant cost to replace and train. This analysis then estimates the fully burdened costs (locating, interviewing, and hiring) attributed to each employee. These costs are summed up and tax-effected to estimate the value of the estimated workforce. The Company expects to amortize the value assigned to the acquired workforce of $273,000 on a straight-line basis over an estimated remaining useful life of six months.

         As of the valuation date, it was assumed that there was some value attributable to the Prosys patent applications. To value the patent applications, the relief from royalty methodology was utilized. This methodology assumes that the value of the asset equals the amount a third party would pay to use the asset and capitalize on the related benefits of the asset. Therefore, a revenue stream for the asset is estimated, and then an appropriate royalty rate is applied to the forecasted revenue to estimate the pre-tax income associated with the asset. The pre-tax income is then tax-effected to estimate the after-tax net income associated with the asset. Finally, the after-tax net income is discounted to the present value using an appropriate rate of return (25%) that considers both the risk of the asset and the associated cash flow estimates. The Company expects to amortize the value assigned to the patent applications of $349,000 on a straight-line basis over an estimated useful life of five years.

Goodwill, which represents the excess of the purchase price of an investment in an acquired business over the fair value of the underlying net identifiable assets, is amortized on a straight-line basis over its estimated useful life of five years.

9.       Subsequent Events


         On August 2, 2000, GateField Corporation and Actel Corporation purchased a convertible promissory note receivable from GateField in the principal amount $2.75 million. The note is convertible into GateField common stock at $5.25 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

         All forward-looking statements contained in this Quarterly Report on Form 10-Q, including all forward-looking statements contained in any document incorporated herein by reference, are made pursuant to the safe harbor provisions of the Public Securities Litigation Reform Act of 1995. Words such as "anticipates," "believes," "estimates," "expects," intends," "plans," "seeks," and variations of such words and similar expressions are intended to identify the forward-looking statements. Additionally all forward-looking statements are based on current expectations and projections about the semiconductor industry and programmable logic market, and assumptions made by the Company's management that reflect its best judgment based on other factors currently known by management, but they are not guarantees of future performance. Accordingly, actual events and results may differ materially from those expressed or forecast in the forward-looking statements due to the risk factors identified herein or for other reasons. The Company undertakes no obligation to update any forward-looking statement contained or incorporated by reference in this Quarterly Report on Form 10-Q.

Results of Operations

         Net Revenues

         Net revenues for the second quarter of fiscal 2000 were a record $55.5 million, which represents an increase of 10% compared with the Company's net revenues for the first quarter of fiscal 2000 and an increase of 33% compared with the Company's net revenues for the second quarter of fiscal 1999. Net revenues for the first six months of fiscal 2000 were $106.2 million, which represents an increase of 29% compared with the Company's net revenues for the first six months of fiscal 1999 of $82.5 million.

         The increase in sequential quarterly net revenues resulted from a 5% increase in the overall average selling price ("ASP") of field programmable gate arrays ("FPGAs"), due primarily to the strength of the Company's new product families, and an increase of 5% in unit shipments. The increase in net revenues for the first six months of fiscal 2000 compared to the same period one year ago resulted from a 29% increase in unit shipments along with ASPs remaining essentially flat during the same time frame.

         As is typical in the semiconductor industry, the average selling prices of the Company's products generally decline over the lives of such products. To increase revenues, the Company seeks to increase unit sales of existing products, principally by reducing prices, and to introduce and sell new products. No assurance can be given that these efforts will be successful.

         Gross Margin

         Gross margin for the second quarter of fiscal 2000 was a record 62.3% of net revenues, compared with 62.1% for the first quarter of fiscal 2000 and 61.0% for the second quarter of fiscal 1999. Gross margin for the first six months of fiscal 2000 was 62.2% of net revenues, compared with 60.9% of net revenues for the first six months of fiscal 1999. The improved gross margin was primarily driven by improved yields, especially on newer products; and wafer cost reductions.

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

         Research and Development

         Research and development expenditures for the second quarter of fiscal 2000 were $8.9 million, or 16% of net revenues, compared with $8.4 million, or 17% of net revenues, for the first quarter of fiscal 2000 and $8.1 million, or 19% of revenues, for the second quarter of fiscal 1999. The absolute spending increase in the second quarter of fiscal 2000 compared to the first quarter of fiscal 2000 was primarily driven by the acquisition in June 2000 of Prosys Technology ("Prosys"), an embedded FPGA intellectual property (IP) developer. The spending increase in the second quarter of fiscal 2000 compared to the second quarter of fiscal 1999 was primarily driven by the previously mentioned Prosys acquisition, along with increased spending which was needed to drive the acceleration of new product introduction. Spending as a percentage of revenues decreased from the prior quarter and the second quarter of fiscal 1999 due to revenue growth being larger than the absolute spending increases.

         Research and development expenditures for the first six months of fiscal 2000 were $17.2 million, or 16% of net revenues, compared with $16.5 million, or 20% of net revenues, for the first six months of fiscal 1999. This represents an increase of 4% in research and development expenditures, which was more than offset by the 29% increase in net revenues in fiscal 2000 compared to the same time period in fiscal 1999. The absolute spending increase was driven by the Prosys acquisition along with the increased spending for new product development.

         Selling, General, and Administrative

         Selling, general, and administrative expenses for the second quarter of fiscal 2000 were $11.8 million, or 21% of net revenues, compared with $11.5 million, or 23% of net revenues, for the first quarter of fiscal 2000 and $12.9 million, or 31% of net revenues, for the second quarter of fiscal 1999. Selling, general, and administrative expenses for the first six months of fiscal 2000 were $23.4 million, or 22% of net revenues, compared with $23.3 million, or 28% of net revenues, for the first six months of fiscal 1999.

         Selling, general, and administrative expenses for the second quarter of fiscal 2000 were slightly higher ($0.3M) than the first quarter of fiscal 2000 driven by increased sales bonus cost associated with the higher revenue in the second quarter of fiscal 2000 compared to the first quarter of fiscal 2000. However, as a percentage of revenue, selling, general, and administrative expenses decreased due to the increase in net revenues of 10% in the second quarter of fiscal 2000 compared to the first quarter of fiscal 2000. The decrease of $1.1 million in spending in the second quarter of fiscal 2000 compared to the same quarter one year ago was due to increased spending in the earlier period for legal expenses, namely, the accrual of a reserve for the estimated costs of settlement of claims for alleged patent infringement. Increased selling expenses for sales conferences, bonuses, and distributor termination costs in the earlier period also contributed to the decrease. The decrease in spending as a percent of net revenue during the first six months of fiscal 2000 (22%) compared to the same time frame in fiscal 1999 (28%) was driven by the 29% increase in net revenues in fiscal 2000 compared to the same period in fiscal 1999.

         Acquired In-Process Research and Development Expenses

         In  June  2000  the  Company   completed  the   acquisition  of  Prosys
Technology, a developer of embedded FPGA Intellectual Property cores, in a transaction accounted for as a purchase.

         In connection with the acquisition, the Company paid Prosys $6,900,000 in cash and issued 220,518 shares of Actel common stock, at a value of $34.13 per share, in exchange for all outstanding common shares and options of Prosys stock. The price per share of common stock was based on an average of five days closing market prices for Actel common stock during the period of June 1, 2000 through June 7, 2000 when the agreement to acquire Prosys was announced. The Company assumed $144,000 of liabilities and incurred $88,000 of acquisition costs. The Company also converted the existing Prosys options to Actel options. These options were exercisable and were estimated to equal $9,864,000 (using the Black-Scholes Option Pricing Model). Thus, total consideration for the Prosys acquisition was valued at $24,522,000.

         In accordance with the provisions of Accounting Principles Board Opinion No. 16, "Business Combinations", all identifiable assets were assigned a portion of the total consideration on the basis of their respective fair values. The consideration was allocated as follows based on the valuation report of an independent valuation specialist:

                  In-process research and development         $ 5,558,000
                  Acquired work-force                             273,000
                  Patent applications                             349,000
                  Cash & other current assets                      57,000
                  Deferred tax liability                         (249,000)
                  Goodwill                                     18,534,000

         A portion of the purchase price has been allocated to acquired in-process research and development ("IPRD"). IPRD was identified and valued through extensive interviews, analysis of data provided by Prosys concerning developmental products, their stage of development, the time and resources needed to complete them, and associated risks. The income approach, which bases the value of an asset on future earnings capacity of the asset, was utilized in valuing the IPRD. This approach values an asset based on the future cash flows that could be potentially generated by the asset over its estimated useful life. The future cash flows are discounted to their present value utilizing a discount rate (25%) that would provide sufficient return to a potential investor to estimate the value of the subject asset. The estimated completion date of the technology is late 2000. The present value of the cash flows over the life of the asset is summed to equal the estimated value of the asset. The IPRD, valued at $5,558,000 using the income approach, was charged to expense upon the closing of the acquisition.

         The value of the assembled workforce was estimated using a cost approach. This approach identifies the employees that would require significant cost to replace and train. This analysis then estimates the fully burdened costs (locating, interviewing, and hiring) attributed to each employee. These costs are summed up and tax-effected to estimate the value of the estimated workforce. The Company expects to amortize the value assigned to the acquired workforce of $273,000 on a straight-line basis over an estimated remaining useful life of six months.

         As of the valuation date, it was assumed that there was some value attributable to the Prosys patent applications. To value the patent applications, the relief from royalty methodology was utilized. This methodology assumes that the value of the asset equals the amount a third party would pay to use the asset and capitalize on the related benefits of the asset. Therefore, a revenue stream for the asset is estimated, and then an appropriate royalty rate is applied to the forecasted revenue to estimate the pre-tax income associated with the asset. The pre-tax income is then tax-effected to estimate the after-tax net income associated with the asset. Finally, the after-tax net income is discounted to the present value using an appropriate rate of return (25%) that considers both the risk of the asset and the associated cash flow estimates. The Company expects to amortize the value assigned to the patent applications of $349,000 on a straight-line basis over an estimated useful life of five years.

         Goodwill, which represents the excess of the purchase price of an investment in an acquired business over the fair value of the underlying net identifiable assets, is amortized on a straight-line basis over its estimated useful life of five years.

          Amortization of Goodwill,  Other  Acquisition-Related  Intangibles and
            Other Acquisition-Related Expenses

         Amortization of goodwill and other acquisition-related expenses for the second quarter of fiscal 2000 was $1.5 million compared with $1.0 million for the first quarter of fiscal 2000 and $0.3 million for the second quarter of fiscal 1999. Amortization of goodwill and other acquisition-related intangibles for the first six months of fiscal 2000 was $2.6 million compared to $0.8 million for the first six months of fiscal 1999. The increase in the second quarter of fiscal 2000 compared with the prior quarter was due to a Prosys goodwill amortization charge in the second quarter of $0.4 million. The increase in the second quarter of fiscal 2000 compared with the second quarter of fiscal 1999 was due primarily to Prosys goodwill amortization charge ($0.4 million), AutoGate Logic, Inc. ("AGL") goodwill amortization charges of $0.4 million and the equity method of accounting charge in GateField Corporation ("GateField") of $0.6 million. The increase in the first six months of fiscal 2000 compared to the first six months of fiscal 1999 of $1.8 million was due primarily to the AGL goodwill amortization charges ($0.8m), Prosys goodwill amortization charge ($0.4 million), GateField equity method of accounting charges of $1.2 million, offset by the Texas Instrument goodwill amortization charge of $0.4 million that occurred in the first six months of fiscal 1999, but did not occur in 2000 because it was fully amortized during fiscal 1999.

         Gain on sale of Chartered common stock

         During the second quarter of fiscal 2000 the Company sold all 515,000 shares of Chartered Semiconductor common stock it owned for a one-time gain of $28.3 million.

         Interest Income and Other Income and Expenses

         Interest income and other income expenses was $1.9 million for the second quarter of fiscal 2000 compared to $1.3 million in the previous quarter and $3.2 million for the first six months of fiscal 2000 compared to $1.5 million during the first six months of fiscal 1999. The increase was driven primarily by increased cash, cash equivalents, and short term investments available for investing by the Company.

         Tax Provision

         The Company's effective rate for the three and six months ended June 30, 2000 was 32% and 30%, respectively, excluding the effect of certain non-recurring merger related charges and investment related gains. The effective tax rate including such charges and gains for the three and six months ended June 30, 2000 was 45% and 42%, respectively. The Company's effective tax rate for the three and six months ended June 30, 1999 was 32%. The increase in the Company's effective tax rate in the second quarter of fiscal 2000 when compared to the prior quarter was due primarily to a slower projected growth in research and development credits and tax exempt interest. The effective tax rates are based on the estimated annual tax rate in compliance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This rate differs from the federal statutory rate due primarily to state income taxes (net of federal benefit), the benefits of research and development credits, tax exempt income, and recognition of certain deferred tax assets subject to valuation allowances as of January 2, 2000.

Liquidity and Capital Resources

         At the end of the second quarter of fiscal 2000, the Company's cash, cash equivalents, and short-term investments were $170.9 million, compared with $107.1 million at the beginning of fiscal 2000. This included cash and cash equivalents of $27.6 million at then end of the second quarter compared with $4.9 million at the beginning of fiscal 2000. The amount of cash and cash equivalents increased principally because of the sale of the Chartered Semiconductor common stock ($39.0 million cash proceeds), cash provided by operations, and cash received from employee stock option transactions.

         During the first six months of 2000, the Company generated $18.4 million of cash from operating activities. The Company used $5.2 million of cash in investing activities during the first six months of 2000, including $41.1 million of net purchases of available-for-sale securities, the purchase of a $1.0 million Promissory note from GateField and purchases of property and equipment of $2.2 million. These investing purchases were partially offset by $39.0 million of proceeds from the sale of Chartered Semiconductor common stock. Financing activities during the first six months of 2000 provided $9.5 million and was primarily generated from proceeds from sales of common stock under employee option and stock purchase plans.

         The Company believes that existing cash, cash equivalents, and short-term investments, together with cash from operations, will be sufficient to meet its cash requirements for the next four quarters. A portion of available cash may be used for investment in or acquisition of complementary businesses, products, or technologies.

         The Company has a line of credit with a bank that provides for borrowings not to exceed $5,000,000. The agreement contains covenants that require the Company to maintain certain financial ratios and levels of net worth. As of July 2, 2000, the Company was in compliance with the covenants for the line of credit. Borrowings against the line of credit bear interest at the bank's prime rate. There were no borrowings against the line of credit at July 2, 2000. The line of credit, which expires in May 2001, may be terminated by either party upon not less than thirty days' prior written notice.

         Wafer manufacturers are increasingly demanding financial support from customers in the form of equity investments and advance purchase price deposits, which in some cases are substantial. If the Company requires additional capacity, it may be required to incur significant expenditures to secure such capacity.

         The Company believes that the availability of adequate financial resources is a substantial competitive factor. To take advantage of opportunities as they arise, or to withstand adverse business conditions should they occur, it may become prudent or necessary for the Company to raise additional capital. The Company intends to continue monitoring the availability and cost of potential capital resources, including equity, debt, and off-balance sheet financing arrangements, and may consider raising additional capital on terms that are acceptable to the Company. There can be no assurance that additional capital will become available on acceptable terms, if at all.

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

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

         As of July 2, 2000, the Company's investment portfolio consisted primarily of corporate bonds, floating rate notes, and federal and municipal obligations. The primary objectives of the Company's investment activities are to preserve principal, meet liquidity needs, and maximize yields. To meet these objectives, the Company invests only in high credit quality debt securities with average maturities of less than two years. The Company also limits the percentage of total investments that may be invested in any one issuer. Corporate investments as a group are also limited to a maximum percentage of the Company's investment portfolio.

         The Company's investments are subject to interest rate risk. An increase in interest rates could subject the Company to a decline in the market value of its investments. These risks are mitigated by the ability of the Company to hold these investments to maturity. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $1,368,000 in the fair value of the Company's available-for-sale securities.

         The Company purchases a portion of the wafers it uses in production from Japanese suppliers, which are denominated in Japanese yen. An adverse change in the foreign exchange rate would affect the price the Company pays for a portion of the wafers used in production over the long term. The Company attempts to mitigate its exposure to risks from foreign currency fluctuations by purchasing forward foreign exchange contracts to hedge firm purchase commitments denominated in foreign currencies. Forward exchange contracts are short term and do not hedge purchases that will be made for anticipated longer-term wafer needs. An adverse change of 10% in exchange rates would result in a decline in income before taxes of approximately $952,000 based on projected yen denominated wafer purchases for the next four quarters.

         All of the potential changes noted above are based upon sensitivity analysis performed on the Company's financial position at July 2, 2000. Actual results may differ materially.

Additional Quarterly Information

         The following table presents certain unaudited quarterly results for each of the eight quarters in the period ended July 2, 2000. In the opinion of management, all necessary adjustments (consisting only of normal recurring accruals) have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements of the Company and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 2, 2000. These quarterly operating results are not necessarily indicative of the results for any future period.

                                                                              Three Months Ended
                                                 -----------------------------------------------------------------------------
                                                 Jul. 2,   Apr. 2,   Jan. 2,   Oct. 3,   Jul. 4,   Apr. 4,   Jan. 3,  Oct. 4,
                                                   2000     2000      2000      1999      1999      1999      1999      1998
                                                 -------   -------   -------   -------   -------   -------   -------   -------
                                                                     (in thousands, except per share amounts)
Statements of Income Data:
Net revenues .................................   $55,544   $50,666   $46,042   $43,162   $41,619   $40,838   $40,174   $38,628
Gross profit .................................    34,595    31,458    28,546    26,503    25,381    24,844    24,377    23,383
Income from operations .......................     6,778    10,555     7,175     7,492     2,111     5,466     5,535     5,012
Net income ...................................   $20,112   $ 8,099   $ 5,823   $ 5,668   $ 1,926   $ 4,221   $ 4,118   $ 3,837
Net income per share:
   Basic .....................................   $  0.86   $  0.36   $  0.26   $  0.26   $  0.09   $  0.20   $  0.20   $  0.18
                                                 =======   =======   =======   =======   =======   =======   =======   =======
   Diluted ...................................   $  0.77   $  0.32   $  0.24   $  0.25   $  0.09   $  0.19   $  0.19   $  0.18
                                                 =======   =======   =======   =======   =======   =======   =======   =======
Shares used in computing net income per share:
   Basic .....................................    23,263    22,767    22,048    21,748    21,511    21,347    21,091    21,449
                                                 =======   =======   =======   =======   =======   =======   =======   =======
   Diluted ...................................    26,186    25,467    24,015    23,003    22,454    22,673    22,201    21,724
                                                 =======   =======   =======   =======   =======   =======   =======   =======

                                                                              Three Months Ended
                                                 -----------------------------------------------------------------------------
                                                 Jul. 2,   Apr. 2,   Jan. 2,   Oct. 3,   Jul. 4,   Apr. 4,   Jan. 3,  Oct. 4,
                                                   2000     2000      2000      1999      1999      1999      1999      1998
                                                 -------   -------   -------   -------   -------   -------   -------   -------
As a Percentage of Net Revenues:
Net revenues .................................    100.0%    100.0%    100.0%    100.0%    100.0%    100.0%    100.0%    100.0%
Gross profit .................................     62.3      62.1      62.0      61.4      61.0      60.8      60.7      60.5
Income from operations .......................     12.2      20.8      15.6      17.4       5.1      13.4      13.8      13.0
Net income ...................................     36.2      16.0      12.6      13.1       4.6      10.3      10.3       9.9

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

         Unisys v. Actel and QuickLogic (CV C-00 01114 WDB)

         On March 29, 2000, Unisys brought suit in the United States District Court for the Northern District of California, San Jose Division, against the Company seeking monetary damages and injunctive relief based on Actel's alleged infringement of four patents held by Unisys. In the lawsuit, Unisys alleges that the Company has infringed and continues to infringe four Unisys patents and seeks damages, costs and attorneys fees, as well as an injunction prohibiting further infringement. On May 11, 2000, the Company filed its answer and counterclaim in which it denies that it has infringed or is infringing any of the asserted patents, and seeks a judicial declaration that the asserted patents are invalid and unenforceable.
         The Company believes that it has meritorious defenses to the claims asserted by Unisys and intends to defend itself vigorously in this matter. After consideration of the information currently known, the Company does not believe that the ultimate outcome of this case will have a materially adverse effect on Actel's business, financial condition, or results of operations, although no assurance to that effect can be given. The foregoing is a forward-looking statement subject to all of the risks and uncertainties of a legal proceeding, including the discovery of new information and unpredictability as to the ultimate outcome.

         Periodically, the Company is made aware that technology used by the Company may infringe intellectual property rights held by others. During the second quarter of fiscal 2000, the Company continued to hold discussions with several third parties regarding potential patent infringement issues. The Company has made adequate provision for the estimated settlement costs of claims for alleged infringement prior to the balance sheet date. Subject to the foregoing, management does not believe any pending disputes, including those described in this paragraph, are likely to have a materially adverse effect on the Company's financial condition, results of operations, or liquidity. The foregoing is a forward-looking statement. While management believes that reasonable resolution will occur, there can be no assurance that these claims will be resolved or that the resolution of these claims will not have a materially adverse effect on future results of operations or require changes in the Company's products or processes. In addition, management's evaluation of the likely impact of these pending disputes could change in the future based upon new information learned by management.

Item 4.       Submission of Matters to a Vote of Security Holders.

         The Annual Meeting of Shareholders of the Company was held on May 19, 2000. At the Annual Meeting, the Company's shareholders (i) elected directors to serve until the next Annual Meeting of Shareholders and until their successors are elected and (ii) ratified the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 2000. The Company's shareholders declined to approve a proposal to amend and restate the Company's 1986 Incentive Stock Option Plan in order to increase the number of shares reserved for issuance under the Plan by 5,000 and extend the term of the Plan from March 2004 to February 2010.
         The vote for nominated directors was as follows:

              Nominee           For         Withheld      Broker Nonvotes
--------------------------   ----------     --------      ---------------
John C. East..............   16,768,110      413,189             0
Jos C. Henkens............   16,773,920      407,379             0
Jacob S. Jacobsson........   16,772,496      408,803             0
Frederic N. Schwettmann...   16,771,830      409,469             0
Robert G. Spencer.........   16,773,930      407,369             0


         The vote on approval of the Company's 1986 Incentive Stock Option Plan as amended and restated to increase the number of shares reserved for issuance under the Plan by 5,000 and to extend the term of the Plan from March 2004 to February 2010 was as follows:
         For              Against           Abstain      Broker Nonvotes
     ----------         ----------          -------      ---------------
      5,582,090          7,465,923           19,618          4,113,668



         The vote on ratifying the appointment of Ernst & Young LLP was as follows:

         For              Against           Abstain      Broker Nonvotes
     ----------         ----------          -------      ---------------
     17,164,490            9,478             7,331               0


Item 5.       Other Information

                  The Company also has two convertible promissory notes from GateField, one for $1.0 million that was executed on May 31, 2000 and the other one for $2.75 million that was executed on August 2, 2000. Both notes are convertible into GateField common stock at $5.25 per share. If the Company converted both of these notes into GateField common stock, it would own, in total, 2,336,583 shares.



Item 6.       Exhibits and Reports on Form 8-K.

     (a) Exhibits.
         The following exhibits filed on June 19, 2000 with Current Report on 8-K are filed as part of, or incorporated by reference into, this Report on Form 10-Q:

         Exhibit Number    Description
         --------------    ----------------------------------------------------
              2.1          Agreement and plan of  reorganization  by and between
                           Actel  Corporation  and  Prosys   Technology,   Inc.,
                           Jung-Cheun  "Frank" Lien,  Sheng "Jason" Feng,  Chung
                           Sun,  Eddy Huang,  and Nan Horng Yeh dated as of June
                           2, 2000 (filed as Exhibit 10.1 to Actel Corporation's
                           Current Report Form 8-K (File No. 0-21970), exhibit no. 10.1, on June 2, 2000, and incorporated herein by this reference).

              2.2 Amended and Restated Agreement and Plan of Merger by and among Actel Corporation, GateField Acquisition Corporation, and GateField Corporation dated as of May 31, 2000 filed as Exhibit 10.2 to Actel
                           Corporation's  Current  Report  Form  8-K  (File  No.
                           0-21970),  exhibit  no.  10.2,  on June 2, 2000,  and
                           incorporated herein by this reference).


     (b)      Reports on Form 8-K
         On June 19, 2000, the Company filed a Current Report on 8-K relating to the Company's acquisition of Prosys Technology, Inc. and agreement to acquire GateField Corporation.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                      ACTEL CORPORATION



       Date: August 14, 2000                          /s/ Henry L. Perret
                                               ---------------------------------
                                                        Henry L. Perret
                                                   Vice President of Finance
                                                  and Chief Financial Officer
                                                (as principal financial officer
                                                  and on behalf of Registrant)