Form 10-Q
period 2000-10-01
ACTEL CORP
filed 2000-11-13
CIK 907687

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                     --------------------------------------

                                    FORM 10-Q

(Mark One)

    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2000

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

                     --------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. X Yes No

     Number of shares  of Common  Stock  outstanding  as of  November  3,  2000:
24,121,223.

                         PART I -- FINANCIAL INFORMATION

Item 1.       Financial Statements.



                                ACTEL CORPORATION

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
               (unaudited, in thousands except per share amounts)

                                                          Three Months Ended              Nine Months Ended
                                                 -----------------------------------    ----------------------
                                                  Oct. 1,      Oct. 3,      Jul. 2,      Oct. 1,      Oct. 3,
                                                   2000         1999         2000         2000         1999
                                                 ---------    ---------    ---------    ---------    ---------
Net revenues .................................   $  60,080    $  43,162    $  55,544    $ 166,290    $ 125,619
Costs and expenses:
   Cost of revenues ..........................      22,454       16,659       20,949       62,611       48,891
   Research and development ..................       9,325        7,740        8,888       26,564       24,251
   Selling, general, and administrative ......      12,329       10,921       11,827       35,685       34,266
   Amortization of goodwill and other
     acquisition-related intangibles .........       2,324          350        1,544        4,891        1,179
   Restructure and other charges .............        --           --           --           --          1,963
   Purchased in-process research and
     development .............................        --           --          5,558        5,558         --
                                                 ---------    ---------    ---------    ---------    ---------
         Total costs and expenses ............      46,432       35,670       48,766      135,309      110,550
                                                 ---------    ---------    ---------    ---------    ---------
Income from operations .......................      13,648        7,492        6,778       30,981       15,069
Interest income and other, net ...............       2,691          941        1,859        5,855        2,403
Gain on sale of Chartered Common stock .......        --           --         28,329       28,329         --
                                                 ---------    ---------    ---------    ---------    ---------
Income before tax provision and equity in net
  loss of equity method investee .............      16,339        8,433       36,966       65,165       17,472
Equity in net (loss) of equity method investee        (922)        (217)        (356)      (1,401)        (217)
Tax provision ................................       5,638        2,548       16,498       25,774        5,440
                                                 ---------    ---------    ---------    ---------    ---------
Net income ...................................   $   9,779    $   5,668    $  20,112    $  37,990    $  11,815
                                                 =========    =========    =========    =========    =========

Net income per share:
   Basic .....................................   $    0.41    $    0.26    $    0.86    $    1.63    $    0.55
                                                 =========    =========    =========    =========    =========
   Diluted ...................................   $    0.36    $    0.25    $    0.77    $    1.45    $    0.52
                                                 =========    =========    =========    =========    =========

Shares used in computing net income per share:
   Basic .....................................      23,869       21,748       23,263       23,300       21,535
                                                 =========    =========    =========    =========    =========
   Diluted ...................................      26,999       23,003       26,186       26,207       22,711
                                                 =========    =========    =========    =========    =========

                                ACTEL CORPORATION

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)

                                                          Oct. 1,      Jan. 2,
                                                           2000         2000
                                                         ---------    ---------
                                                        (unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents .........................   $  14,062    $   4,939
   Short-term investments ............................     161,624      102,201
   Accounts receivable, net ..........................      25,799       22,753
   Inventories, net ..................................      26,486       25,324
   Deferred income taxes .............................      21,378       20,622
   Prepaid expenses and other current assets .........       2,054        2,045
                                                         ---------    ---------
         Total current assets ........................     251,403      177,884
Property and equipment, net ..........................      11,014       12,564
Investment in Chartered Semiconductor ................        --         37,619
Other assets, net ....................................      48,062       31,144
                                                         ---------    ---------
                                                         $ 310,479    $ 259,211
                                                         =========    =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable ..................................   $  11,616    $  15,374
   Accrued salaries and employee benefits ............      13,844        6,884
   Other accrued liabilities .........................       3,501        2,887
   Income taxes payable ..............................       6,457        4,025
   Deferred income ...................................      42,365       39,896
                                                         ---------    ---------
         Total current liabilities ...................      77,783       69,066
   Deferred tax liability ............................         949       11,515
                                                         ---------    ---------
         Total liabilities ...........................      78,732       80,581
Commitments and contingencies
Shareholders' equity:
   Common stock ......................................          24           22
   Additional paid-in capital ........................     141,535      110,146
   Accumulated earnings ..............................      90,390       52,401
   Note receivable from officer ......................        (368)        --
   Accumulated other comprehensive income ............         166       16,061
                                                         ---------    ---------
         Total shareholders' equity ..................     231,747      178,630
                                                         ---------    ---------
                                                         $ 310,479    $ 259,211
                                                         =========    =========

                                ACTEL CORPORATION

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)


                                                            Nine Months Ended
                                                         ----------------------
                                                          Oct. 1,      Oct. 3,
                                                            2000         1999
                                                         ---------    ---------
Operating activities:
   Net income ........................................   $  37,990    $  11,815
   Adjustments  to  reconcile  net  income  to net
   cash  provided  by  operating activities:
     Depreciation and amortization ...................      10,598        7,165
     Non-cash portion of restructure and other charges        --          3,057
     Equity in net loss of equity method investee ....       1,401          217
     Gain on sale of Chartered Semiconductor stock ...     (28,329)        --
     Purchased in-process research and development ...       5,558         --
     Changes in operating assets and liabilities:
       Accounts receivable ...........................      (3,046)      (4,534)
       Inventories ...................................      (1,162)       2,816
       Other current assets ..........................           4          305
       Accounts payable, accrued salaries and employee
         benefits, and other accrued liabilities .....       6,016         (843)
       Deferred income ...............................       2,469        2,713
       Deferred income taxes .........................        (976)         347
                                                         ---------    ---------
   Net cash provided by operating activities .........      30,523       23,058
                                                         ---------    ---------
Investing activities:
   Purchases of property and equipment ...............      (4,157)      (4,539)
   Purchases of available-for-sale securities ........    (288,476)    (131,708)
   Sales of available-for-sale securities ............     229,502      113,449
   Other assets ......................................        (304)      (2,197)
   Proceeds from sale of Chartered Semiconductor
     common stock ....................................      39,009         --
   Cash paid for purchase of Prosys ..................      (6,857)        --
   Note receivable from GateField ....................      (3,750)      (8,000)
                                                         ---------    ---------
   Net cash used in investing activities .............     (35,033)     (32,995)
                                                         ---------    ---------

Financing activities:
   Issuance of note receivable from officer ..........        (368)        --
   Sale of common stock ..............................      14,001        5,864
                                                         ---------    ---------
   Net cash provided by financing activities .........      13,633        5,864
                                                         ---------    ---------
Net decrease in cash and cash equivalents ............       9,123       (4,073)
Cash and cash equivalents, beginning of period .......       4,939       13,947
                                                         ---------    ---------
Cash and cash equivalents, end of period .............   $  14,062    $   9,874
                                                         =========    =========

Supplemental disclosures of cash flow information:
   Cash paid for taxes ...............................   $  24,314    $   8,193

Supplemental disclosures of non-cash transactions:
Issuance of common stock in conjunction with Prosys
  acqusition ..........................................  $   7,526        --
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

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The interim financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended January 2, 2000. The results of operations for the three and nine months ended October 1, 2000, are not necessarily indicative of results that may be expected for the entire year ending December 31, 2000.

2.       Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which, as amended by SFAS 137 and 138, is required to be adopted in years beginning after June 15, 2000. Actel will adopt SFAS 133 for the first quarter of fiscal 2001. SFAS 133 requires all derivatives to be carried on the balance sheet at fair value. Under SFAS 133, changes in the derivatives' fair value must be recognized currently in earnings unless specific hedge accounting criteria are met and a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The Company has evaluated the impact of adopting SFAS 133 and does not expect adoption to have a material effect on the Company's financial position or results of operations.

         In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 44, "Accounting for Certain Transactions Involving Stock Compensation." FIN 44 clarifies the application of Accounting Principles Board Opinion No. 25 for certain issues relating to stock compensation. FIN 44 is effective July 1, 2000, but certain conclusions in it cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that FIN 44 covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying FIN 44 are recognized on a prospective basis from July 1, 2000. The Company has adopted FIN 44 and there has been no material effect on its financial position or results of operations.

         In December 1999, the Securities and Exchange Commission (SEC) issued SEC Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company believes that its current revenue recognition policy is consistent with the guidance of SAB 101.

3.       Equity Accounting

         In light of Actel's investments in and agreements with GateField Corporation ("GateField"), including common stock, convertible promissory notes, and marketing and licensing agreements, Actel accounts for its investments in GateField under the equity method of accounting. Actel began accounting for its equity interest in GateField under the equity method of accounting during 1999. For the third quarter of fiscal 2000, equity accounting resulted in a charge of $1,709,000 to the Company's net income, consisting of $787,000 in amortization of goodwill and $922,000 in equity in net losses of equity method investee.

         During the quarter ended October 1, 2000, the Company loaned GateField $2.75 million in exchange for a promissory note that bears interest at the rate of 6.25% per year and is convertible into 523,810 shares of GateField common stock. At October 1, 2000, the Company owned 1,622,298 shares of GateField common stock. Assuming conversion of all promissory notes due from GateField, the aggregate total of GateField common stock owned by Actel would be 2,336,584 shares, or 33.9% of the total common stock of GateField. GateField common stock, which is listed on the National Association of Security Dealers ("NASD") Over-The-Counter Bulletin Board, closed at $4.8125 on September 29, 2000.

         On May 31, 2000, GateField and Actel announced the signing of a definitive agreement to merge. In the merger, Actel would pay cash consideration of $5.25 for each share of GateField common stock not already owned by Actel (approximately 4.5 million shares). Actel would also assume all outstanding GateField stock options. The merger is subject to several conditions, including approval by GateField stockholders at a special meeting currently scheduled for November 10, 2000.

4.       Inventories

         Inventories consist of the following:

                                                        Oct. 1,      Jan. 2,
                                                         2000          2000
                                                      -----------   -----------
                                                             (in thousands)
Inventories:
   Purchased parts and raw materials..............    $     4,820   $     3,363
   Work-in-process................................         11,830         8,366
   Finished goods.................................          9,836        13,595
                                                      -----------   -----------
                                                      $    26,486   $    25,324
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


5.       Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share":

                                                     Three Months Ended       Nine Months Ended
                                                ---------------------------   -----------------
                                                Oct. 1,   Oct. 3,   Jul. 2,   Oct. 1,   Oct. 3,
                                                  2000      1999      2000      2000      1999
                                                -------   -------   -------   -------   -------
                                                    (in thousands, except per share amounts)
Basic:
Average common shares outstanding ...........    23,869    21,748    23,263    23,300    21,535
Shares used in computing net income per share    23,869    21,748    23,263    23,300    21,535
                                                =======   =======   =======   =======   =======
Net income ..................................   $ 9,779   $ 5,668   $20,112   $37,990   $11,815
                                                =======   =======   =======   =======   =======
Net income per share ........................   $  0.41   $  0.26   $  0.86   $  1.63   $  0.55
                                                =======   =======   =======   =======   =======

Diluted:
Average common shares outstanding ...........    23,869    21,748    23,263    23,300    21,535
Net effect of dilutive stock options - based
   on the treasury stock method .............     3,130     1,255     2,923     2,907     1,176
                                                -------   -------   -------   -------   -------
Shares used in computing net income per share    26,999    23,003    26,186    26,207    22,711
                                                =======   =======   =======   =======   =======
Net income ..................................   $ 9,779   $ 5,668   $20,112   $37,990   $11,815
                                                =======   =======   =======   =======   =======
Net income per share ........................   $  0.36   $  0.25   $  0.77   $  1.45   $  0.52
                                                =======   =======   =======   =======   =======


6.       Comprehensive Income

         The components of comprehensive income, net of tax, are as follows:

                                                         Three Months Ended            Nine Months Ended
                                                  -------------------------------    --------------------
                                                   Oct. 1,    Oct. 3,     Jul. 2,     Oct. 1,     Oct. 3,
                                                    2000       1999        2000        2000        1999
                                                  --------   --------    --------    --------    --------
                                                                            (in thousands)

Net Income ....................................   $  9,779   $  5,668    $ 20,112    $ 37,990    $ 11,815
Change in gain on available-for-sale securities        506        (23)     (5,738)      1,283        (175)
Less reclassification adjustment for (gains)
   losses included in net income ..............       --         --       (17,189)    (17,178)       --
                                                  --------   --------    --------    --------    --------
Other Comprehensive Income (Loss) .............        506        (23)    (22,927)    (15,895)       (175)
                                                  --------   --------    --------    --------    --------
Total Comprehensive Income (Loss) .............   $ 10,285   $  5,645    $ (2,815)   $ 22,095    $ 11,640
                                                  ========   ========    ========    ========    ========

Accumulated   other   comprehensive   income   presented  in  the   accompanying
consolidated condensed balance sheets consists of the accumulated net unrealized gain (loss) on available-for-sale securities.

7.       Infringement Claims

         Periodically, the Company is made aware that technology used by the Company may infringe intellectual property rights held by others. During the third quarter of fiscal 2000, the Company continued in negotiations with several third parties regarding potential patent infringement issues. The Company has made adequate provision for the estimated settlement costs of claims for alleged infringement prior to the balance sheet date. While management believes that reasonable resolution will occur, there can be no assurance that these claims will be resolved or that the resolution of these claims will not have a materially adverse effect on future results of operations or require changes in the Company's products or processes. In addition, management's evaluation of the likely impact of these pending disputes could change based upon new information learned by management. Subject to the foregoing, management does not believe any pending dispute, including the legal proceeding described below, are likely to have a materially adverse effect on the Company's financial condition, results of operations, or liquidity. The foregoing is a forward-looking statement subject to all of the risks and uncertainties of intellectual property disputes and legal proceedings, including the discovery of new information and unpredictability as to the ultimate outcome.

         On March 29, 2000, Unisys Corporation brought suit in the United States District Court for the Northern District of California, San Jose Division, against the Company seeking monetary damages and injunctive relief based on Actel's alleged infringement of four patents held by Unisys. In the lawsuit, Unisys alleges that the Company has infringed and continues to infringe four Unisys patents and seeks damages, costs and attorneys' fees, as well as an injunction prohibiting further infringement. On May 11, 2000, the Company filed its answer and counterclaim in which it denies that it has infringed or is infringing any of the asserted patents, and seeks a judicial declaration that the asserted patents are invalid and unenforceable. Trial has been set to commence on March 25, 2002. The Company believes that it has meritorious defenses to the claims asserted by Unisys and intends to defend itself vigorously in this matter.

8.       Prosys Technology Acquisition

         In  June  2000,  the  Company   completed  the  acquisition  of  Prosys
Technology, Inc. ("Prosys"), a developer of embedded field programmable gate array ("FPGA") intellectual property ("IP") cores, in a transaction accounted for as a purchase. In connection with the acquisition, the Company accrued for a cash payment of $6,900,000 to be made to Prosys shareholders and issued 220,518 shares of Actel common stock, which were valued at $34.13 per share. The valuation of the common stock was based on an average of the closing market prices for Actel common stock on the two days before, the day of, and the two days after the agreement to acquire Prosys was announced. The Company also assumed $144,000 of liabilities, incurred $88,000 of acquisition costs, and assumed existing Prosys options, which were converted into options to acquire Actel common stock. These options were fully vested and valued at $9,864,000 using the Black-Scholes Option Pricing Model. Thus, total consideration for the Prosys acquisition was valued at $24,522,000.

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


         The following unaudited pro forma results of operations for the third quarter and nine months ending October 1, 2000, are presented are as if the acquisition of Prosys had occurred as of the beginning of 1999, and includes certain estimated adjustments (including amortization of intangibles). The pro forma results exclude the one-time write-off of $5,558,000 of in-process research and development and the tax effect of the charge. The pro-forma information has been prepared for comparative purposes only and does not purport to be indicative of what operating results would have been if the acquisition had actually taken place at the beginning of 1999 or of future operating results.


                                  Three Months Ended     Nine Months Ended
                                  -------------------   -------------------
                                   Oct. 1,    Oct. 3,    Oct. 1,    Oct. 3,
                                  --------   --------   --------   --------
                                   (in thousands, except per share amounts)

Net revenues ..................   $ 60,080   $ 43,162   $166,290   $125,619
Net income ....................      9,916      4,273     41,554      7,355
Diluted earnings per share ....       0.37       0.18       1.57       0.32

9.       Subsequent Events

         On October 2, 2000, the Company made a $2.2 million equity investment in Elixent Limited, a developer of IP. The Actel investment represents 13.5% of the equity share capital of Elixent on a fully diluted basis.

         On October 6, 2000, Actel loaned GateField $3.25 million in exchange for a promissory note that is convertible into GateField common stock at an effective rate of $5.25 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         All forward-looking statements contained in this Quarterly Report on Form 10-Q, including all forward-looking statements contained in any document incorporated herein by reference, are made pursuant to the safe harbor provisions of the Public Securities Litigation Reform Act of 1995. Words such as "anticipates," "believes," "estimates," "expects," intends," "plans," "seeks," and variations of such words and similar expressions are intended to identify the forward-looking statements. In addition, all forward-looking statements are based on current expectations and projections about the semiconductor industry and programmable logic market, and assumptions made by the Company's management that reflect its best judgment based on other factors currently known by management, but they are not guarantees of future performance. Accordingly, actual events and results may differ materially from those expressed or forecast in the forward-looking statements due to the risk factors identified herein or for other reasons. The Company undertakes no obligation to update any statement, including any forward-looking statement, contained or incorporated by reference in this Quarterly Report on Form 10-Q.

Results of Operations

         Net Revenues

         Net revenues for the third quarter of fiscal 2000 were a record $60.1 million, which represents an increase of 8% compared with the Company's net revenues for the second quarter of fiscal 2000 of $55.5 million and an increase of 39% compared with the Company's net revenues for the third quarter of fiscal 1999 of $43.2 million. Quarterly net revenues increased sequentially due to a 17% increase in the overall average selling price ("ASP") of FPGAs that resulted primarily from increased sales of the Company's newer product families, which was partially offset by a 7% decrease in unit shipments.

         Net revenues for the first nine months of fiscal 2000 were $166.3 million, which represents an increase of 32% compared with the Company's net revenues for the first nine months of fiscal 1999. Net revenues increased as the result of a 27% increase in unit shipments and a 5% increase in ASPs.

         Gross Margin

         Gross margin for the third quarter of fiscal 2000 was a record 62.6% of net revenues, compared with 62.3% for the second quarter of fiscal 2000 and 61.4% for the third quarter of fiscal 1999. Gross margin for the first nine months of fiscal 2000 was 62.3% of net revenues, compared with 61.1% of net revenues for the first nine months of fiscal 1999. Gross margin improved primarily as a result of improved yields, especially on newer products.

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

         Research and Development

         Research and development expenditures for the third quarter of fiscal 2000 were $9.3 million, or 16% of net revenues, compared with $8.9 million, or 16% of net revenues, for the second quarter of fiscal 2000 and $7.7 million, or 18% of revenues, for the third quarter of fiscal 1999. Spending on research and development increased in the third quarter of fiscal 2000 primarily as a result of the Company's acquisition in June 2000 of Prosys, an embedded FPGA IP developer. The third quarter of fiscal 2000 was the first full quarter to include the Prosys incremental spending.

         Research and development expenditures for the first nine months of fiscal 2000 were $26.6 million, or 16% of net revenues, compared with $24.3 million, or 19% of net revenues, for the first nine months of fiscal 1999. This represents an increase of 10% in research and development expenditures, compared with an increase of 32% in net revenues during the same time period. Spending increased because of the Prosys acquisition and increased new product development actvities.

         Selling, General, and Administrative

         Selling, general, and administrative expenses for the third quarter of fiscal 2000 were $12.3 million, or 21% of net revenues, compared with $11.8 million, or 21% of net revenues, for the second quarter of fiscal 2000 and $10.9 million, or 25% of net revenues, for the third quarter of fiscal 1999. Selling, general, and administrative expenses for the third quarter of fiscal 2000 increased from the second quarter of fiscal 2000 due principally to increased sales cost associated with the higher revenue. Spending in the third quarter of fiscal 2000 increased over the same quarter one year ago because of increased marketing activities in support of new products and increased selling expenses associated with higher revenue generation.

         Selling, general, and administrative expenses for the first nine months of fiscal 2000 were $35.7 million, or 21% of net revenues, compared with $34.3 million, or 27% of net revenues, for the first nine months of fiscal 1999.

         Acquired In-Process Research and Development Expenses

         In June 2000, the Company completed its acquisition of Prosys in a transaction accounted for as a purchase. The in-process research and development expense associated with this purchase resulted in a one-time charge of $5.6 million during the second quarter of fiscal 2000.

         Amortization of Goodwill, Other Acquisition-Related Intangibles, and Other Acquisition-Related Expenses

         Amortization of goodwill and other acquisition-related expenses for the third quarter of fiscal 2000 was $2.3 million, compared with $1.5 million for the second quarter of fiscal 2000 and $0.4 million for the third quarter of fiscal 1999. The increase in the third quarter over the prior quarter was due to a full quarter of amortization for the Prosys acquisition, which occurred late in the second quarter of fiscal 2000. The increase in the third quarter of fiscal 2000 over the third quarter in fiscal 1999 was due primarily to goodwill amortization charges of $1.1 million arising from the Prosys acquisition and equity method of accounting charges of $0.8 million arising from the Company's investments in GateField.

         Amortization of goodwill and other acquisition-related intangibles for the first nine months of fiscal 2000 was $4.9 million, compared with $1.2 million for the first nine months of fiscal 1999. This increase was due primarily to goodwill amortization charges of $1.4 and $1.1 million arising from the Company's acquisitions of Prosys in the second quarter of fiscal 2000 and of AutoGate Logic, Inc. in the fourth quarter of fiscal 1999, respectively, and equity method of accounting charges of $1.9 million arising from the Company's investments in GateField. The first nine months of fiscal 1999 included goodwill amortization charges of $0.7 million arising from the Company's acquisition of Texas Instrument's FPGA business in 1995, which was fully amortized during fiscal 1999.

         Gain on Sale of Chartered Common Stock

         During the second quarter of fiscal 2000, the Company sold all of its shares of Chartered Semiconductor common stock for a one-time gain of $28.3 million.

         Interest Income and Other Income and Expenses

         Interest income and other income and expenses was $2.7 million for the third quarter of fiscal 2000, compared with $1.9 million in the previous quarter and $0.9 million in the third quarter one year ago. For the first nine months of fiscal 2000, interest and other income and expenses was $5.9 million, compared with $2.4 million during the first nine months of fiscal 1999. The increase in both instances was driven by increased cash, cash equivalents, and short-term investments available for investing by the Company.

         Equity in Net Loss of Equity Method Investee

         In light of Actel's investments in and agreements with GateField, Actel accounts for its investments in GateField under the equity method of accounting. Actel began accounting for its equity interest in GateField under the equity method of accounting during 1999. During the quarter ended October 1, 2000, the Company loaned GateField $2.75 million in exchange for a promissory note that bears interest at the rate of 6.25% per year and is convertible into 523,810 shares of GateField common stock. At October 1, 2000, the Company owned 1,622,298 shares of GateField common stock.

         In light of this investment, the Company incurred a charge of $0.9 million in the third quarter of fiscal 2000 compared with $0.4 million in the prior quarter and $0.2 million in the third quarter one year ago. The increase in the charge to the Company's net income for third quarter of fiscal 2000 compared with the prior quarter was the result of an increase in the quarterly loss of GateField. Compared with the same quarter one year ago, the charge was higher due to an increase in the Company's ownership of GateField common stock from 4.1% to 26.3%.

         Tax Provision

         The Company's effective rate for the three and nine months ended October 1, 2000 was 32%, excluding the effect of certain non-recurring acquisition-related charges and investment gains. The effective tax rates including such charges and gains for the three and nine months ended October 1, 2000, were 37% and 40%, respectively. The effective tax rates are based on the estimated annual tax rate in compliance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This rate differs from the federal statutory rate due primarily to state income taxes (net of federal benefit), the benefits of research and development credits, tax exempt income, and recognition of certain deferred tax assets subject to valuation allowances as of January 2, 2000.

Liquidity and Capital Resources

         At the end of the third quarter of fiscal 2000, the Company's cash, cash equivalents, and short-term investments were $175.7 million, compared with $107.1 million at the beginning of fiscal 2000. The amount of cash and cash equivalents increased principally because of the sale of Chartered Semiconductor common stock ($39.0 million cash proceeds), cash provided by operations, and cash received from employee stock option transactions.

         During the first nine months of 2000, the Company generated $30.5 million of cash from operating activities. The Company used $35.0 million of cash in investing activities during the first nine months of 2000. Investing activities included $59.0 million net purchases of available-for-sale securities, the purchase of Prosys for $6.9 million, the purchase of two promissory notes from GateField totaling $3.8 million, and purchases of property and equipment of $4.2 million. These investing purchases were partially offset by $39.0 million of proceeds from the sale of Chartered Semiconductor common stock. Financing activities during the first nine months of 2000 provided cash of $13.6 million, which was generated primarily from proceeds from sales of common stock under employee option and stock purchase plans.

         The Company has a line of credit with a bank that provides for borrowings not to exceed $5,000,000. The agreement contains covenants that require the Company to maintain certain financial ratios and levels of net worth. As of October 1, 2000, the Company was in compliance with the covenants for the line of credit. Borrowings against the line of credit bear interest at the bank's prime rate. There were no borrowings against the line of credit at October 1, 2000. The line of credit, which expires in May 2001, may be terminated by either party upon not less than thirty days' prior written notice.

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

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

         As of October 1, 2000, the Company's investment portfolio consisted primarily of corporate bonds, floating rate notes, and federal and municipal obligations. The primary objectives of the Company's investment activities are to preserve principal, meet liquidity needs, and maximize yields. To meet these objectives, the Company invests only in high credit quality debt securities with average maturities of less than two years. The Company also limits the percentage of total investments that may be invested in any one issuer. Corporate investments as a group are also limited to a maximum percentage of the Company's investment portfolio.

         The Company's investments are subject to interest rate risk. An increase in interest rates could subject the Company to a decline in the market value of its investments. These risks are mitigated by the ability of the Company to hold these investments to maturity. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $1,371,000 in the fair value of the Company's available-for-sale securities.

         The Company purchases a portion of the wafers it uses in production from Japanese suppliers, which are denominated in Japanese yen. An adverse change in the foreign exchange rate would affect the price the Company pays for a portion of the wafers used in production over the long term. The Company attempts to mitigate its exposure to risks from foreign currency fluctuations by purchasing forward foreign exchange contracts to hedge firm purchase commitments denominated in foreign currencies. Forward exchange contracts are short term and do not hedge purchases that will be made for anticipated longer-term wafer needs. A hypothetical adverse change of 10% in exchange rates would result in a decline in income before taxes of approximately $1,153,000 based on projected yen denominated wafer purchases for the next four quarters.

         Both of the hypothetical changes noted above are based upon sensitivity analysis performed on the Company's financial position at October 1, 2000. Actual results may differ materially.

Additional Quarterly Information

         The following table presents certain unaudited quarterly results for each of the eight quarters in the period ended October 1, 2000. In the opinion of management, all necessary adjustments (consisting only of normal recurring accruals) have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements of the Company and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 2, 2000. These quarterly operating results are not necessarily indicative of the results for any future period.

                                                                              Three Months Ended
                                                 -----------------------------------------------------------------------------
                                                 Oct. 1,   Jul. 2,   Apr. 2,   Jan. 2,   Oct. 3,   Jul. 4,   Apr. 4,   Jan. 3,
                                                   2000      2000      2000      2000      1999      1999      1999      1999
                                                 -------   -------   -------   -------   -------   -------   -------   -------
                                                                      (in thousands, except per share amounts)
Statements of Income Data:
Net revenues .................................   $60,080   $55,544   $50,666   $46,042   $43,162   $41,619   $40,838   $40,174
Gross profit .................................    37,626    34,595    31,458    28,546    26,503    25,381    24,844    24,377
Income from operations .......................    13,648     6,778    10,555     7,175     7,492     2,111     5,466     5,535
Net income ...................................   $ 9,779   $20,112   $ 8,099   $ 5,823   $ 5,668   $ 1,926   $ 4,221   $ 4,118
Net income per share:
   Basic .....................................   $  0.41   $  0.86   $  0.36   $  0.26   $  0.26   $  0.09   $  0.20   $  0.20
                                                 =======   =======   =======   =======   =======   =======   =======   =======
   Diluted ...................................   $  0.36   $  0.77   $  0.32   $  0.24   $  0.25   $  0.09   $  0.19   $  0.19
                                                 =======   =======   =======   =======   =======   =======   =======   =======
Shares used in computing net income per share:
   Basic .....................................    23,869    23,263    22,767    22,048    21,748    21,511    21,347    21,091
                                                 =======   =======   =======   =======   =======   =======   =======   =======
   Diluted ...................................    26,999    26,186    25,467    24,015    23,003    22,454    22,673    22,201
                                                 =======   =======   =======   =======   =======   =======   =======   =======

                                                                              Three Months Ended
                                                 -----------------------------------------------------------------------------
                                                 Oct. 1,   Jul. 2,   Apr. 2,   Jan. 2,   Oct. 3,   Jul. 4,   Apr. 4,   Jan. 3,
                                                   2000      2000      2000      2000      1999      1999      1999      1999
                                                 -------   -------   -------   -------   -------   -------   -------   -------
As a Percentage of Net Revenues:
Net revenues .................................    100.0%    100.0%    100.0%    100.0%    100.0%    100.0%    100.0%    100.0%
Gross profit .................................     62.6      62.3      62.1      62.0      61.4      61.0      60.8      60.7
Income from operations .......................     22.7      12.2      20.8      15.6      17.4       5.1      13.4      13.8
Net income ...................................     16.3      36.2      16.0      12.6      13.1       4.6      10.3      10.3

                          PART II -- OTHER INFORMATION

Item 1.       Legal Proceedings

         Periodically, the Company is made aware that technology used by the Company may infringe intellectual property rights held by others. During the third quarter of fiscal 2000, the Company continued in negotiations with several third parties regarding potential patent infringement issues. The Company has made adequate provision for the estimated settlement costs of claims for alleged infringement prior to the balance sheet date. While management believes that reasonable resolution will occur, there can be no assurance that these claims will be resolved or that the resolution of these claims will not have a materially adverse effect on future results of operations or require changes in the Company's products or processes. In addition, management's evaluation of the likely impact of these pending disputes could change based upon new information learned by management. Subject to the foregoing, management does not believe any pending dispute, including the legal proceeding described below, are likely to have a materially adverse effect on the Company's financial condition, results of operations, or liquidity. The foregoing is a forward-looking statement subject to all of the risks and uncertainties of intellectual property disputes and legal proceedings, including the discovery of new information and unpredictability as to the ultimate outcome.

         Except as described below, there are no pending legal proceedings of a material nature to which the Company is a party or of which any of its property is the subject. There are no such legal proceedings known by the Company to be contemplated by any governmental authority.

         Unisys v. Actel and QuickLogic (CV C-00 01114 WDB)

         On March 29, 2000, Unisys brought suit in the United States District Court for the Northern District of California, San Jose Division, against the Company seeking monetary damages and injunctive relief based on Actel's alleged infringement of four patents held by Unisys. In the lawsuit, Unisys alleges that the Company has infringed and continues to infringe four Unisys patents and seeks damages, costs and attorneys' fees, as well as an injunction prohibiting further infringement. On May 11, 2000, the Company filed its answer and counterclaim in which it denies that it has infringed or is infringing any of the asserted patents, and seeks a judicial declaration that the asserted patents are invalid and unenforceable. Trial has been set to commence on March 25, 2002. The Company believes that it has meritorious defenses to the claims asserted by Unisys and intends to defend itself vigorously in this matter.

Item 6.       Exhibits and Reports on Form 8-K

(a)      Exhibits

                  None

         (b)      Reports on Form 8-K

                  None

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                        ACTEL CORPORATION




           Date: November 8, 2000                     /s/ Henry L. Perret
                                                --------------------------------
                                                         Henry L. Perret
                                                    Vice President of Finance
                                                   and Chief Financial Officer
                                                 (as principal financial officer
                                                   and on behalf of Registrant)