Form 10-K405
period 2000-12-31
ACTEL CORP
filed 2001-04-02
CIK 907687

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                     --------------------------------------

                                    FORM 10-K

(Mark One)

   X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

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

       The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price for shares of the Registrant's Common Stock on March 31, 2001, as reported by the National Market System of the National Association of Securities Dealers Automated Quotation System, was approximately $320,361,000. In calculating such aggregate market value, shares of Common Stock owned of record or beneficially by all officers, directors, and persons known to the Registrant to own more than five percent of any class of the Registrant's voting securities were excluded because such persons may be deemed to be affiliates. The Registrant disclaims the existence of control or any admission thereof for any purpose.

       Number  of  shares  of Common  Stock  outstanding  as of March 31,  2001:
23,565,643.


                     --------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

       The following documents are incorporated by reference in Parts II, III, and IV of this Annual Report on Form 10-K: (i) portions of Registrant's annual report to security holders for the fiscal year ended December 31, 2000 (Parts II and IV), and (ii) portions of Registrant's proxy statement for its annual meeting of shareholders to be held on May 18, 2001 (Part III).

       All information contained or incorporated by reference in this Annual Report on Form 10-K should be read in conjunction with and in the context of the Risk Factors set forth at the end of Part I. Unless otherwise indicated, the statements contained in this Annual Report on Form 10-K are made as of March 31, 2001, and Actel undertakes no obligation to update such statements, including all forward-looking statements.

                                     PART I

ITEM 1.  BUSINESS

Overview

       Actel designs, develops, and markets field programmable gate arrays (FPGAs) and associated design and development software and programming hardware. FPGAs are used by designers of communications, computer, consumer, industrial, space, and other electronic systems to differentiate products and get them to market faster. Actel is the leading supplier of FPGAs based on antifuse technology, and has introduced FPGAs based on flash technology and embedded programmable gate array (EPGA) intellectual property (IP) cores based on static random access memory (SRAM) technology. Actel's strategy is to be The Programmable ASIC Solutions Company, a provider of complete programmable solutions for application specific integrated circuit (ASIC) and application specific standard product (ASSP) system designers and manufacturers.

       Actel shipped its first products in 1988 and thousands of its development systems are in the hands of customers, including Alcatel; Cabletron Systems, Inc (Cabletron); General Electric Company (GE); Honeywell International Inc.
(Honeywell); Hughes Electronics Corporation (Hughes); Lockheed Martin Corporation (Lockheed Martin); Lucent Technologies, Inc. (Lucent); Marconi Corporation plc (Marconi); Nortel Networks Corporation (Nortel); Rockwell International Corporation (Rockwell); and Siemens AG (Siemens). Actel derived 11% of its net revenues for 2000 from Nortel. Actel has foundry relationships with Chartered Semiconductor Manufacturing Pte Ltd (Chartered) in Singapore; Infineon Technologies AG (Infineon) in Germany; Lockheed Martin Space Electronics & Communications (LMSEC) in the United States; Matsushita Electronics Company (MEC) in Japan; United Microelectronics Corporation (UMC) in Taiwan; and Winbond Electronics Corp. (Winbond) in Taiwan.

       Actel's product line consists of twelve families of FPGAs, one based on flash technology and the rest based on antifuse technology; Designer Series, DeskTOP, and ASICmaster PRO development systems; CoreACT and VariCore EPGA IP cores; Activator and Silicon Sculptor programming hardware; Silicon Explorer debugging and diagnostic tools; and sockets. Actel also offers system-level design, prototyping, and consulting services through its Protocol Design Services Group and programming services.

       To meet the diverse customer requirements in the broad FPGA market, each member of a product family generally is offered in a variety of speed grades, package types, and ambient temperature tolerances. Designers can use Actel's DeskTOP integrated suite of design tools or third-party software for circuit design and then translate the design into a programmed FPGA using Actel's highly automated Designer Series development system and Activator or Silicon Sculptor programmers. CoreACT IP cores can reduce development time by being "dropped into" designs, and Silicon Explorer can reduce design-verification time by enabling the user to monitor the functionality of a programmed FPGA in "real time." Sockets permit designers to replace an FPGA without damaging the board.

       Actel was added to the Standard & Poor's "SmallCap 600 Index" after the close of trading on January 7, 2000. Actel is included in the S&P SmallCap 600 Electronics (Semiconductors) industry group.

       In March 2000, Actel announced that it had successfully developed a 0.22-micron antifuse process technology at UMC. The new 0.22-micron process was developed more quickly than any previous Actel antifuse process.

       On May 11, 2000, Actel signed a letter of intent to acquire GateField Corporation (GateField). On November 15, 2000, Actel completed its acquisition of GateField in a transaction accounted for using the purchase method of accounting. For accounting purposes, the total purchase price was approximately $45.7 million. As a result of the acquisition, Actel procured all rights to the ProASIC family of non-volatile, single-chip, low-power, "live-at-power-up" family of reprogrammable gate arrays. The product family, which currently consists of four devices with capacities ranging up to 473,000 gates, is manufactured on a mainstream, 0.25-micron embedded flash process at Infineon (formerly Siemens Semiconductor) in Germany. Flash-based ProASIC products offer benefits over other programmable logic devices (PLDs) available on the market today, which are either volatile or non-reprogrammable. ProASIC devices are non-volatile and reprogrammable. ProASIC devices also exhibit a high level of portability between PLD and ASIC design flows. ProASIC devices permit ASIC designers to use their standard design flow, and can be seamlessly migrated to standard ASIC designs. ProASIC products are closely coupled with the ASICmaster automated place-and-route electronic design automation (EDA) software, which is optimized for hardware description language (HDL) design and methodology. ASICmaster performs place and route (P&R) of the design into the selected device and provides back-annotated delay information for simulation. Once the design is verified, ASICmaster downloads the layout into a device programmer for chip programming.

       In June 2000, Actel announced its strategy to enable embedded FPGA designs in ASICs and ASSPs. Actel seeks to position itself as a significant force in this rapidly developing market segment, which some analysts estimate will grow to $2.4 billion by 2004. Actel's plan is to bring together all of the elements required to successfully support ASSP manufacturers and system designers served by the leading ASIC providers. Actel's goal is to include technology, products, design tools, methodologies, and key EDA and ASIC partnerships as part of the embedded FPGA solution it offers to designers.

       In a move to  initiate  the  embedded  strategy,  Actel  acquired  Prosys
Technologies, Inc. (Prosys), an embedded FPGA IP innovator, on June 2, 2000. Prosys had developed a high-density embedded FPGA core well suited for general-purpose applications. Prosys had also created a robust set of software tools, following standard ASIC design methodologies and design flows, to integrate its cores into standard cell designs. This acquisition enhanced Actel's core competencies and complemented its agreement to acquire GateField, which may have been the first programmable logic company to embrace the embedded logic IP business model. Actel expected these acquisitions to help it create the first solution by an established FPGA provider in this new market segment.

       In September 2000, Actel introduced the eX family of programmable ASIC products aimed at the e-appliance market of internet-related consumer electronics. This market includes products such as MP3 internet recorders/players, digital cameras, cable and xDSL modems, personal digital assistants, and digital set-top boxes. The eX family's streamlined feature set, including a sleep mode to conserve battery power, is differentiated for consumer and e-appliance applications. By featuring low cost, low power, a small footprint, and an easy design process, the eX family is expected by Actel to extend the success it has experienced in the e-appliance market.

       In December 2000, Actel announced the availability of the 48,000 system-gate member of its new RTSX-S family of radiation-tolerant FPGAs, the first family developed by Actel specifically for space applications. Based on Actel's 0.25-micron antifuse SX-A family, the architecture of the RTSX-S family was modified and optimized to meet the stringent requirements of space applications, including added capability in the input and output (I/O) modules and the device core sequential logic. More specifically, RTSX-S devices contain hardened registers, which provide unprecedented levels of single event upset
(SEU) tolerance and permit designers to use all available logic. In addition, RTSX-S devices offer a high degree of interface flexibility, making them compatible with other system components using established or emerging interface standards.

       In February 2001, Actel introduced its new VariCore EPGA star IP cores for ASIC and ASSP systems on a chip (SoCs). The VariCore EPGA cores are the first available commercial embeddable and reconfigurable "soft hardware" IP products broadly offered to the ASIC and ASSP market. VariCore EPGA products, which were built from the ground up to be embedded in SoC silicon, support the standard ASIC design methodology and flow and are supported at several major independent silicon foundries, which should simplify adoption and use of the cores by both ASIC and ASSP providers.

       Actel markets its products through a worldwide, multi-tiered sales and distribution network. In 2000, a majority of Actel's sales were made through distributors. Actel's principal distributors are Pioneer-Standard Electronics, Inc. (Pioneer) and Unique Technologies, Inc. (Unique) in North America and Arrow Electronics, Inc. and Zeus Electronics (Arrow) worldwide. In 2000, Arrow, Pioneer, and Unique accounted for 17%, 13%, and 15%, respectively, of Actel's net revenues. In addition to the three major industrial distributors, the North American sales network includes 25 sales offices and 20 sales representative firms. The European network includes five sales offices and 12 distributors. The Pan-Asia network includes four sales offices and seven distributors. Three additional distributors serve the remaining international markets in which Actel offers its products. In 2000, sales to customers outside the United States accounted for 32% of Actel's net revenues, compared with 29% for 1999 and 33% for 1998.

       Actel was incorporated in California in 1985 and has been authorized by shareholders to reincorporate as a Nevada corporation. Actel's principal facilities and executive offices are located at 955 East Arques Avenue, Sunnyvale, California 94086-4533, and its telephone number at that address is
(408) 739-1010. Actel's World Wide Web address is http://www.actel.com. As used in this Annual Report on Form 10-K, "Actel" means Actel Corporation and its consolidated subsidiaries; and, unless otherwise indicated, "gate" or "gates" means "PLD gates" when used in reference to ACT 1, ACT 2, ACT 3, XL, DX, and RadTolerant FPGAs and "system gates" when used in reference to MX, SX, SX-A, eX, RadHard, and ProASIC FPGAs.

       "Actel," "ASICmaster," "ProASIC," and the Actel logo are registered trademarks of Actel. This Annual Report on Form 10-K also includes unregistered trademarks of Actel and trademarks of companies other than Actel.

Actel Strategy

       Actel's strategy is to be The Programmable ASIC Solutions Company. For customers requiring discrete logic solutions, Actel's FPGAs offer the benefits of both ASICs and programmable devices:

       * Like ASICs, Actel's FPGA devices provide non-volatile, "live-at-power-up," low-power, single-chip solutions at low prices in volume production. Like other programmable devices, Actel's FPGAs reduce design risk, inventory investment, and time to market.

       * To further shorten the design cycle, logic designers can choose to use either ASIC or FPGA software tools and design methodologies, and the architectures of Actel's FPGAs enable the utilization of predefined IP cores, which can be reused across multiple designs or product versions.

       * Depending upon their requirements or preferences, customers can choose to use either FPGAs based on antifuse technology, which are one-time programmable and have ASIC-like speed; or FPGAs based on flash technology, which are reprogrammable. In either case, Actel can provide programming services, making the offering a "virtual ASIC" from the customer's point of view.

       For customers requiring SoC solutions, Actel's SRAM-based EPGA logic cores will enable the integration of reprogrammable logic with predefined functions on a single chip using a standard process.

       For customers requiring either discrete or SoC solutions, Actel's IP cores and design services can be provided as needed to help customers accelerate design creation and verification, prototyping, and time to market.

Products and Services

       Actel's product line consists of twelve families of FPGAs, one based on flash technology and the rest based on antifuse technology; Designer Series, DeskTOP, and ASICmaster PRO development systems; CoreACT and VariCore EPGA IP cores; Activator and Silicon Sculptor programming hardware; Silicon Explorer debugging and diagnostic tools; and sockets. In 2000, Actel introduced the eX and RTSX-S families of antifuse FPGAs, as well as 0.22-micron SX-A devices. Actel also offers system-level design, prototyping, and consulting services through its Protocol Design Services Group and programming services.

         FPGAs

       To meet the diverse customer requirements in the broad programmable logic market, all Actel FPGAs (except the two members of the RadHard family) are offered in a variety of speed grades, package types, and/or ambient temperature tolerances. Devices offered in plastic packages are certified for commercial (0 to +70(0)C), industrial (-40 to +85(0)C), or military (-55 to +125(0)C)
temperature ranges. The plastic package types offered are plastic ball grid array (BG), fine pitch plastic ball grid array (FG), chip scale package (CS), plastic j-leaded chip carrier (PL), plastic quad flat pack (PQ), plastic power quad flat pack (RQ), thin quad flat pack (TQ), and very thin quad flat pack
(VQ).

       RadHard devices are offered in ceramic packages and certified with Class VQ (QML) qualification. All other devices offered in ceramic packages are certified for commercial or military temperature ranges or with Class B
(MIL-STD-883) or Class E (extended flow/space) qualification. The ceramic package types offered are ceramic quad flat pack (CQ) and ceramic pin grid array
(PG).

       Speed options include standard, approximately 15% faster than standard (-1), approximately 25% faster than standard (-2), approximately 35% faster than standard (-3), and approximately 40% slower than standard (-F). The -F speed grade is offered for commercial devices only. The -2 and -3 speed grades are not offered for military, Class B, or Class E devices. RadHard and ProASIC devices are offered only at standard speed.

              ACT 1

              The ACT 1 family of FPGAs consists of two products: the 2,000-gate A1010, which was first shipped for revenue in 1988; and the 4,000-gate A1020, which was first shipped for revenue in 1989. This family of devices was introduced at 2.0 micron and is manufactured using 1.0-micron design rules. Actel offers 5.0- and 3.3-volt versions of both ACT 1 products, which can be ordered in approximately 125 speed, packaging, and temperature variations.

              ACT 2

              The ACT 2 family of FPGAs consists of three products: the 9,000-gate A1240 and the 16,000-gate A1280, which were first shipped for revenue in 1991; and the 6,000-gate A1225, which was first shipped for revenue in 1992. This family of devices was introduced at 1.2 micron and is manufactured using 1.0-micron design rules. Actel offers 5.0- and 3.3-volt versions of all three ACT 2 products, which can be ordered in approximately 95 speed, packaging, and temperature variations.

              ACT 3

              The ACT 3 family of FPGAs consists of five products: the 6,000-gate A1425 and the 11,000-gate A1460, which were first shipped for revenue in 1993; and the 3,000-gate A1415, the 9,000-gate A1440, and the 20,000-gate A14100, which were first shipped for revenue in 1994. The ACT 3 family was designed for applications requiring high speed and a high number of I/Os. The ACT 3 family was introduced at 0.8 micron and is manufactured using 0.6-micron design rules. Actel offers 5.0- and 3.3-volt versions of all five ACT 3 products, which can be ordered in approximately 235 speed, packaging, and temperature variations.

              XL

              The 1200XL family of FPGAs, which was first shipped for revenue in 1995, consists of three products: the 6,000-gate A1225XL, the 9,000-gate A1240XL, and the 16,000-gate A1280XL. Taking advantage of 0.6 micron design rules and redesigned I/O modules and clock distribution networks, 1200XL products offer system performance significantly in excess of that offered by pin-compatible ACT 2 devices. Actel offers 5.0- and 3.3-volt versions of all three members of the 1200XL family, which can be ordered in approximately 130 speed, packaging, and temperature variations.

              DX

              The 3200DX family of FPGAs consists of five products: the 12,000-gate A3265DX, which was first shipped for revenue in 1995; the 24,000-gate A32140DX and the 36,000-gate A32200DX, which were first shipped for revenue in 1996; and the 20,000-gate A32100DX and the 52,000-gate A32300DX, which were first shipped for revenue in 1997. The 3200DX family permits designers to integrate the register-intensive datapath functions of FPGAs, the control and decode modules commonly implemented in complex PLDs (CPLDs), and the fast dual-port SRAM typically used for high-speed buffering. Supported by Actel's extensive selection of automated design tools, the 3200DX family is optimized for synthesis design methodologies to yield predictable performance for system logic integration. To further assist designers, most members of the family offer JTAG boundary scan logic, which permits testing of the design during manufacture. Actel offers 5.0- and 3.3-volt versions of all five members of the 3200DX family, which is manufactured using 0.6-micron design rules and can be ordered in approximately 185 speed, packaging, and temperature variations.

              MX

              The MX family of FPGAs consists of six products: the 6,000-gate A40MX04 and the 24,000-gate A42MX16, which were first shipped for revenue in 1997; and the 3,000-gate A40MX02, the 14,000-gate A42MX09, the 36,000-gate A42MX24, and the 54,000-gate A42MX36, which were first shipped for revenue in 1998. The MX family includes the best features from Actel's ACT 1, ACT2, 1200XL, and 3200DX families and should, over time, replace those earlier families in new 5.0-volt commercial designs. The largest MX devices include system logic integration functions, such as embedded SRAM and decode logic, that are used by designers to integrate disparate functions in data networking, telecommunication, and industrial control applications. The MX family is manufactured using 0.45-micron design rules, which permits it to work in pure 5.0-volt, pure 3.3-volt, and mixed 5.0- and 3.3-volt systems. The family can be ordered in more than 300 speed, packaging, and temperature variations.

              As Actel's first line of low-cost, single-chip ASIC alternatives, the MX family ramped to volume faster than any other product in Actel's history. In April 2000, Actel announced that it had shipped more than one million units of the MX family in two consecutive quarters. The unit volume of MX shipments demonstrates the acceptance of antifuse technology in high-volume applications, such as those serving the internet, and is evidence that electronics engineers are opting with increasing frequency for the time-to-market advantage of FPGAs over the longer lead times associated with traditional ASICs. The MX family is currently positioned as a line of low-cost, single-chip, mixed-voltage ASIC-alternative FPGAs for 5.0-volt applications.

              SX

              The SX family of FPGAs consists of four products, all of which were first shipped for revenue in 1998: the 12,000-gate A54SX08, the 24,000-gate A54SX16 and A54SX16P, and the 48,000-gate A54SX32. The SX family is manufactured using 0.35-micron design rules. All SX devices have full pin compatibility within the family and provide mixed 5.0- and 3.3-volt support with 3.3-volt output drive and 5.0-volt tolerant inputs. The SX family can be ordered in more than 200 speed, packaging, and temperature variations.

              SX was the first family to be built on Actel's triple-layer metal, "sea of modules" architecture. The foundation for the architecture is a "sea" of logic modules laid out as a grid across the entire silicon floor. This sea-of-modules design minimizes chip area by covering almost the entire silicon substrate with logic resources. To further increase design efficiency and device performance, these modules have been organized into "superclusters." Two different levels of local routing resources within superclusters give designers the ability to achieve very fast performance. The interconnect resources are located on the upper two layers of metal. The result is reduced die size (regardless of capacity), increased device performance, and reduced cost.

              The SX family's performance and density allow designers to combine multiple high-performance CPLDs into a single FPGA, thereby cutting power consumption, saving board space, and reducing costs. The SX family and the SX-A family, discussed below, are currently positioned as industry price/performance/power leaders, permitting customers to use programmable devices with ASIC-like speed, power consumption, and pricing in volume production.

              SX-A

              The SX-A family of FPGAs,  which was first  shipped for revenue in
       1999, consists of four products: the 12,000-gate A54SX08A, the 24,000-gate A54SX16A, the 48,000-gate A54SX32A, and the 108,000-gate
       A54SX72A. The SX-A family can be ordered in more than 200 speed, packaging, and temperature variations.

              The family's fine-grained "sea-of-modules" antifuse architecture and small process geometry permit Actel to offer fast, low-power FPGAs at competitive prices, delivering "performance without penalty": designers can achieve their system performance specifications without paying the power penalty common when using SRAM-based FPGAs. In addition, the SX-A family offers I/O capabilities that provide full support for "hot-swapping." Hot-swapping permits boards to be exchanged while systems are running, which is a capability important in networking, telecommunication, and fault-tolerant computing applications. The SX-A family includes other I/O features, such as slew rate control, and supports mixed-voltage (2.5-, 3.3-, and 5.0-volt) systems.

              The SX-A was initially manufactured using 0.25-micron design rules. In March 2000, Actel announced that it had successfully developed a 0.22-micron antifuse process technology at UMC. This new process reduced die size by approximately 20% and improved performance by approximately 10% compared with Actel's 0.25-micron SX-A devices.

              eX

              In September 2000, Actel introduced the eX family of programmable ASIC products aimed at the e-appliance market of internet-related consumer electronics. This market includes products such as MP3 internet recorders/players, digital cameras, cable and xDSL modems, personal digital assistants, and digital set-top boxes.

              The eX family consists of three devices: the 3,000-gate eX64, the 6,000-gate eX128, and the 12,000-gate eX256. As single-chip solutions, eX devices are priced to compete with the alternatives: multiple CPLDs, low-density ASICs, and two-chip FPGAs. The new family is fabricated using 0.25-micron design rules and can be ordered in approximately 45 speed, packaging, and temperature variations.

              The eX family's streamlined feature set, including a sleep mode to conserve battery power, is differentiated for consumer and e-appliance applications. The eX line also offers the benefits of high design security and a small, single-chip form factor. The combination of eX and Actel's software tools make it straightforward to achieve performance specifications during the design process, enabling faster design turns and more rapid time to market. By featuring low cost, low power, a small footprint, and an easy design process, the eX family is expected by Actel to extend the success it has experienced in the e-appliance market.

              RadTolerant

              The RadTolerant family of FPGAs consists of eight products: the 4,000-gate RT1020, the 6,000-gate RT1425A, the 11,000-gate RT1460A, the
       16,000-gate  RT1280A,  the 20,000-gate  RT14100A,  the 24,000 system-gate
       RT54SX16, and the 48,000 system-gate RT54SX32 and RT54SX32S. RadTolerant FPGAs are offered in ceramic packages and certified with either Class B or Class E qualification. Complete total dose radiation test reports are also provided on each lot of devices.

              RadTolerant FPGAs are designed to meet the logic requirements for all types of space applications, including satellites and deep-space probes. They provide cost-effective alternatives to radiation-hardened devices for applications requiring high reliability. One such application is the growing market for commercial satellites, which are widely used in telecommunications for cellular phones, pagers, and global positioning system products and services. In addition, RadTolerant devices have design- and pin-compatible commercial versions for easy and inexpensive prototyping.

              In November 1999, Actel announced a plan to expand its line of RadTolerant FPGAs with a new family developed specifically for space applications based on 0.25-micron antifuse SX-A devices. To determine the appropriate device specifications and feature set, Actel consulted with customers, including NASA's Goddard Space Flight Center. As a result of these extensive discussions, Actel modified and optimized its architecture to meet the stringent requirements of aerospace applications, including added capability in the I/O modules and the device core sequential logic.

              In July 2000, Actel announced that it had implemented the concept of triple module redundancy (TMR) in silicon. Prior to that time, no FPGA device register was considered immune from SEU caused by space-borne heavy ion bombardment. Users of Actel's RadTolerant FPGAs had the option of making registers SEU immune by implementing TMR using three registers and a "majority voting" module. However, this method of using four logic elements to implement a single register severely limited the amount of logic (or capacity) that was available for the user's design. These manually created TMR registers are also often susceptible to glitches. By "hardwiring" an internal self-refreshing TMR register into the silicon design, Actel customers no longer need to worry about implementing TMR registers in their design or trading off between SEU immunity and the device's logic capacity. In addition, since these registers are built into the device and are not implemented using placement or routing of user gates, they are not prone to glitches.

              In December 2000, Actel announced the availability of the first member of its RTSX-S family, the 48,000 system-gate RT54SX32S FPGA. The second member of the family, the 108,000 system-gate RT54SX72S FPGA, is expected to be available in 2001. In addition to hardened registers, which provide unprecedented levels of SEU tolerance and permit designers to use all available logic in RTSX-S devices, the I/O modules were also specifically designed for the requirements of high-reliability space applications. These specifications included increased noise margins, decreased power, and provision for control of the I/O signals during the power-on and power-off transients. In addition, RTSX-S devices offer a high degree of interface flexibility. The family supports 2.5-, 3.3-, and 5-volt input signals; configurable I/O for 3.3- and 5-volt peripheral component interface (PCI) and transistor-transistor logic (TTL) levels in any combination; and the 33 MHz, 32-bit PCI bus. This range of interface support makes the RTSX-S family compatible with other system components using either established or emerging interface standards.

              RadHard

              The RadHard family of FPGAs consists of two products: the 16,000-gate RH1280, which was first shipped for revenue in 1996; and the 4,000-gate RH1020, which was first shipped for revenue in 1998. RadHard devices are offered in ceramic packages and certified with Class VQ (QML) qualification. Actel's RadHard FPGAs are manufactured by LMSEC at its Qualified Manufacturers Listing (QML) facility in Manassas, Virginia, using a high-reliability, radiation-hardened 0.8-micron process. Actel and LMSEC jointly developed the RadHard family to meet the demands of applications requiring guaranteed levels of performance and radiation survivability. Applications for RadHard FPGAs include military and civilian satellites, deep space probes and planetary missions, and ground-based military applications in which radiation survivability is required.

              ProASIC

              The ProASIC family of FPGAs, which was first shipped for revenue in 1999, consists of four products: the 98,000-gate A500K050, the 287,000-gate A500K130, the 369,000-gate A500K180, and the 473,000-gate
       A500K270. The family is currently manufactured on a 0.25-micron embedded flash process at Infineon in Germany. Each device is offered in PQ and BG packages and certified for commercial or industrial temperature ranges.

              Flash-based  ProASIC  products  offer  benefits  over  other  PLDs available on the market today, which are either volatile or non-reprogrammable. ProASIC devices are non-volatile and reprogrammable. ProASIC devices also operate at very low power, using only a fraction of the power consumed by SRAM FPGAs and other PLDs based on look-up tables
       (LUTs). In addition, ProASIC is a single-chip solution, making it "live at power up" and simplifying board design, conserving board area, and eliminating the need for the boot device (e.g., serial PROM) associated with SRAM FPGAs. Furthermore, ProASIC devices exhibit a high level of portability between PLD and ASIC design flows. ASIC designers can use their standard design flow with ProASIC devices, so there are no new design methodologies to learn, and ProASIC devices can be seamlessly migrated to standard ASIC designs. The design methodology also enables designers to use IP cores from proprietary and third-party sources, eliminating much of the architecture-specific re-engineering required by other PLDs. On the other hand, ProASIC devices reduce time to market and minimize design risk and investment, like other PLDs. In short, the ProASIC family of non-volatile, single-chip, low-power, "live-at-power-up" reprogrammable gate arrays brings the benefits of ASICs and PLDs to designers of high-density logic.

       Development Systems

       A key element of Actel's strategy is to support designers' EDA tools of choice by facilitating the use of leading synthesis software as a "front end" to Actel's proprietary Designer Series development system software. Rather than developing this capability alone, Actel has established the Actel Industry Alliance, which Actel uses to maintain relationships with EDA vendors and to develop interfaces between such vendors' EDA tools and Actel's proprietary software. Under the Alliance program, Actel provides members with access to Actel's proprietary software specifications, early access to software revisions, verification services, and participation in joint marketing efforts. The Alliance includes all major EDA vendors supporting high-level design for both VHDL and Verilog. Actel provides comprehensive HDL support for the EDA environments of Aldec, Inc.; Cadence Design Systems, Inc. (Cadence); Innoveda, Inc. (Innoveda); Mentor Graphics Corp. (Mentor Graphics); Synopsys, Inc. (Synopsys); and Synplcity, Inc. (Synplicity).

              Designer Series

              The Designer Series tool set is a software suite built on an object-oriented database that helps optimize and simplify FPGA circuit design, implementation, and testing. Actel believes Designer Series is among the easiest to use and most complete sets of high-level design tools available for FPGA devices. Designer is available on the personal computer (PC) running Windows 95/98/NT4.0 or better and on workstations running Sun Solaris 2.6/2.7 or better or HPUX 10.2/11 or better.

              The Designer*Advantage and Designer*Workstation development systems are for customers who already own front-end design software. Both systems include Actel's standard P&R, DirectTime P&R, ACTmap VHDL synthesis, ACTgen macro builder, timing analysis, Verilog and VITAL simulation libraries, and program file generation. They do not include schematic entry or simulation. Designer*Workstation includes support for Cadence Concept, Cadence Composer, Cadence, RapidSim, Mentor Graphics Design Architect, and Innoveda PowerDraw schematic capture packages; and Cadence Verilog-XL, Cadence Leapfrog, Mentor Graphics QuickSim II, and Innoveda PowerSim simulators.

              Designer*Synplify  is a complete original  equipment  manufacturer
       (OEM) version of Synplify for Actel, a premier FGPA synthesis tool for PC configurations. It includes Designer*Advantage and Synplicity's scope functionality and timing constraints editor. Synplify's HDL Analyser is available separately from Synplicity. The Designer*Synopsys development system is for customers who already own Synopsys's Design Compiler or FPGA Compiler. It includes Designer*Workstation as well as Actel's synthesis and DesignWare libraries.

              In August 2000, Actel announced the R1-2000 release of its Designer Series software, which included support for new Actel FPGA families and packages as well as a series of performance enhancements. These new features benefit users by making Designer Series software easier to learn and use and faster to design and perform debugging operations. By making routing improvements to the software, Actel was able to reduce a design's power consumption by up to 35%, making Actel antifuse FPGA devices even more attractive for portable, low-power applications. In addition, a new graphical user interface (GUI) web portal was added for downloading Actel software updates, advisories, design tips, and application notes. The portal feature is expected to improve Actel's service and response capabilities and to increase the level of interaction between Actel and its users.

              Designer Series version R1-2000 also included timing and editing tools to speed FPGA design and timing verification. Timer, the Designer Series static timing verification and analysis engine, was enhanced with a back-annotated schematic viewer that displays critical paths in the design. As a result, it is now easier and faster to trace the cause of any timing problem in the design. This engine is more flexible and user friendly than previous versions and has been designed to accept greater functionality in subsequent releases. Using Pin Edit, Designer Series' enhanced I/O pin attribute editor, engineers can now specify I/O attributes, such as slew rate, power-up state, and voltage levels, for individual signal pins. In addition, the engineer can specify individual pin capacitance to fine tune line termination, thereby minimizing the transmission line effects prevalent in high-speed designs.

              DeskTOP

              The DeskTOP development system is for customers designing Actel FPGAs of 32,000 gates or less who want a complete, low-cost PC-based design system for Windows. It includes Designer*Advantage, Synplicity synthesis, and VeriBest schematic capture and VHDL simulation software. The VeriBest software is now owned by Mentor Graphics. DeskTOP is offered free of charge for a 60-day evaluation period and licensed for less than $1,000 a year. DeskTOP Pro is for power users designing system-level devices who want a complete, reasonably-priced design system. It offers the same functionality as DeskTOP with no maximum size limitation for all supported Actel devices. DeskTOP Open provides an open synthesis environment for customers who have already invested in their own synthesis tools. Except for synthesis, it offers the same functionality as DeskTOP Pro. DeskTOP Open also provides easy integrated support for Synplicity's Synplify and Synopsys's FPGA Express synthesis software.

              ASICmaster Pro

              ASICmaster Pro is the design suite for Actel's ProASIC flash devices. It includes standard P&R, timing-driven P&R, Memory Master for memory macro generation, Power Calculator for power estimation, and Layout Viewer for identifying and optimizing critical paths. ASICmaster Pro was designed to support both ASIC and FPGA design flows. Consequently, ProASIC design tools can be used in almost any ASIC design environment. This permits ASIC designers to operate from within their existing design environments and to use their existing tools and scripts, and also frees them from having to modify HDL code with special directives and instantiations, as is required with SRAM devices. Designers utilizing an FPGA design flow value the ease of use and fast run times they have come to expect from FPGA design tools. The achievement of timing convergence using standard ASIC tools was one of the key technical challenges resolved in the development of ProASIC.
       Perhaps the most significant outcome is that the decision to choose a programmable or masked silicon solution can be deferred to a much later point in the design cycle. In addition, it blurs the distinction between ASIC and FPGA designs by permitting engineers to focus on system logic, rather than specific silicon solutions.

       I P Cores

       As integrated circuits move to ever higher levels of capacity and integration, the use of IP in the form of cores becomes more important. In offering CoreACT IP models, Actel is targeting high-density FPGA designers who are interested in combining customized logic with predefined functions optimized for high performance applications. By using predefined cores, designers save engineering resources for the value-added portions of their designs while shortening the design cycle. In addition, the portable nature of cores enables design reuse across multiple product versions.

       With the advent of SoC design methodologies came a corresponding increase in the level of time and complexity required to complete these ASIC designs. The embedded FPGA is an emerging market segment brought about by the desire of OEMs to minimize market risks by means of in-system field reprogrammability. Some of those risks include evolving standards and changing product features; lengthening design cycles; the growing complexity and number of mask sets of ASIC designs; and the rising expense of non-recurring engineering (NRE) respins. All of these factors significantly impact design complexity and time to market, ultimately affecting the ability of OEMs to compete in their markets. If reprogrammable FPGA IP cores were embedded in a portion of the die on large SoCs, OEMs could avoid the risks and costs associated with "fixed silicon" ASIC designs and also reduce the SoC's time to market.

       In June 2000, Actel announced its strategy to enable embedded FPGA designs in ASICs and ASSPs. The strategy is to provide the industry with a framework for the first complete embeddable FPGA solution. It included the formation of a new organization within Actel tasked with acquiring key technology, generating partner relationships, and coordinating the adoption of standard methodologies and design flows. In addition, this group will define, develop, and market Actel IP products for this emerging market sector. However, the ultimate goal is to provide high-value, critical-need "star IP" to enable this market. Actel plans to add increasing flexibility to its embedded FPGA solution so that it will eventually include IP cores of varying technologies, functionality, and performance, supported by the leading ASIC EDA software providers, in popular process geometries at all of the major independent foundries worldwide.

              CoreACT IP Models

              In November 2000, Actel announced the availability of five new high-performance IP cores for communications, networking, and telecom applications. The five new solutions were Core 8b/10b (8 bit/10 bit encoder/decoder interface); CoreARBITER (PCI arbiter); CoreCRC (cyclic redundancy code generator/checker); CoreSDRAM (SDRAM controller interface); and CoreUART (serial communication controller). When implemented in high-performance Actel SX-A or eX devices, these cores offer designers the benefits of faster time-to-market, reduced design cost, and increased performance.

              Actel's 8b/10b encoder/decoder enables the physical coding sublayer used in gigabit ethernet and fibre channel. The encoder/decoder supports data rates in excess of 125 MHz, appropriate for the high-speed data services required by emerging communications and telecom systems, and has advanced technical features such as disparity and illegal code error checking. The cyclic redundancy code (CRC) generator validates data frames and ensures that data corruption during transmission is detected. The CRC supports operating speeds of up to 270 MHz as well as various communications standards.

              Actel's CoreACT IP portfolio also includes CoreASYNC (PCI asynchronous backend interface) and CorePCI. Actel's CorePCI Version 5.2 was the first programmable 64-bit, 66MHz PCI core to offer a complete solution, including Target Only, Master Only, and Master/Target (containing Target+DMA and Target+Master) functions. By offering the complete PCI solution, Actel provides designers with a flexible, cost-effective solution for design reuse, as well as a low-cost migration path to ASICs and next-generation process technologies. Actel also offers a CorePCI evaluation board, which enables designers to conduct real-time evaluation of functionality and performance in an SX device. In addition, a connector is provided to allow easy access to Silicon Explorer so that internal functionality and delays can be investigated.

              Unlike many other core suppliers, Actel provides its cores as source RTL code, making the cores both portable and low-cost. RTL code provides a great degree of flexibility, enabling designers of complex systems to quickly make changes that may be required for specific applications. The cores are written in HDL code and supplied to customers in either Verilog or VHDL. Each core includes comprehensive documentation and testbenches, enabling designers to get started quickly and, if necessary, make modifications to suit their specific needs.

              Actel also makes available to its customers twelve cores developed by Inicore AG, a Swiss IP provider, which are available only in VHDL source code; and eight cores developed by Inventra, a division of Mentor Graphics, which are available as optimized netlists over the internet. In general, these cores are targeted to telecommunications and industrial control applications.

              VariCore EPGAs

              In February 2001,  Actel  introduced its new VariCore EPGA star IP cores for ASIC and ASSP SoCs. The VariCore EPGA cores are the first available commercial embeddable and reconfigurable "soft hardware" IP products broadly offered to the ASIC and ASSP market. The new cores benefited from technology and expertise acquired from Prosys and GateField, both of which Actel purchased in 2000.

              VariCore EPGA cores increase SoC design flexibility and help reduce design time and costs. These cores have application whenever time to market and version variants of the same product are advantageous. VariCore EPGA cores will help get SoC products to market sooner and keep them there longer, thereby helping ASIC and ASSP providers gain or retain their competitive edge. Pricing for VariCore EPGA cores will vary and follow the "star IP" sliding-scale model of license plus royalties.

              VariCore EPGA logic is a versatile and efficient embedded FPGA core architecture that provides scaleable reprogrammability for ASICs and ASSPs. These EPGA blocks have been designed in 0.18 micron SRAM technology. Additional cores are being developed for the next generations of smaller process geometries. EPGA cores are targeted at customer-owned tool users from the ASSP world using independent silicon foundries as well as at ASIC suppliers for use in their own IP portfolios. VariCore programmable logic is proven in silicon and three of the world's leading wafer foundries are supporting EPGA reprogrammable cores: UMC and TSMC in Taiwan and Chartered in Singapore.

              VariCore EPGA blocks are, in essence, reprogrammable "soft hardware" core tiles. VariCore EPGA cores are based on a three-input LUT structure. PEGs, consisting of 2,500 ASIC gates, are the "primary embedded gate" blocks of EPGAs. These PEG blocks are scaleable and configurable in VariCore's ".18um family" from a 2x1 EPGA of 5,000 ASIC gates up to a 4x4 EPGA core of 40,000 ASIC gates. In addition, the family's 4x4 and 4x2 members offer eight optional, cascadable RAM modules with aspect ratios of 1k*9 or 512*18. VariCore EPGAs can also be partitioned where needed in any ASIC or ASSP design. In a 4x4 EPGA core utilized at 80%, VariCore EPGA cores can handle system clock speeds of up to 100MHz while maintaining 100-200mW power consumption, depending on core performance.

              VariCore P&R is performed by the efficient, high-speed VariCore Compiler design tool available in Windows NT or UNIX versions. VariCore EPGA blocks can be tested and verified after being embedded within the complete SoC design. VariCore EPGAs also are observable and controllable with built-in self-test features, pin-fixing capability, and up to 1,280 I/O ports per core. VariCore Compiler supports design entry in VHDL and Verilog RTL-based design flows. VariCore Compiler is also supported by industry leading third-party design entry, verification, and test tools. Synthesis support is provided by Synopsys Design. In the area of front-end design verification, VariCore Compiler supports VHDL, Verilog, and VITAL simulations and is also compatible with Synopsys's PrimeTime and PrimePower performance and power simulation tools. For physical design, files output in hard GDSII IP flows compatible with Cadence's Virtuoso and Avant! Corporation's (Avant's) Apollo. For physical design verification, layout versus schematic, and design rule checks, Compiler supports Cadence's Dracula and Avant!'s Hercules II. To enable verification of the EPGA core within the complete SoC environment, VariCore Compiler generates "enhanced" EPGA netlists and models that permit the complete EPGA function, including control interfaces and internal scan chains, to be verified within the SoC.

              A VariCore EPGA Developer's Kit is available for evaluation of proof of silicon, design compatibility, and EPGA performance as well as for the debug and test of user designs incorporating VariCore EPGA cores. The Kit includes an emulation board, 0.18 micron VariCore EPGA test chip, and user's guide.

       Programming Hardware

       Actel's FPGAs can be programmed by Activator or Silicon Sculptor programmers. Actel also supports programmers that are offered by third parties, including BP Microsystems Inc.; Data I/O Corporation; and System General Corporation. Programmers execute instructions included in fuse files, which are obtained from Actel's Designer Series development system software, to program Actel FPGAs.

              Activator

              There are two Activator programmers: Activator 2S, which programs one FPGA at a time; and Activator 2, which programs up to four FPGAs at a time. The Activator programmers run on workstations; support the ACT 1, ACT 2, ACT 3, XL, DX, MX, and SX families of antifuse FPGAs; and execute all programming, verification, and debugging functions. Customized programming adapters for each device type permit different packages to be programmed by switching adapters.

              Silicon Sculptor

              Actel offers single- and six-site versions of the Silicon Sculptor programmer. The compact size of the Silicon Sculptor permits designers to program Actel FPGAs from their desktop PC rather than in a lab. Up to 12 Actel devices can be concurrently programmed from a single PC by daisy chaining two six-site Silicon Sculptors together with an expansion cable. A single adapter module can be used to program all Actel antifuse or flash devices within a package type, regardless of pinout.

       Design Diagnostics and Debugging Tools

       Silicon Explorer is a powerful debugging and verification tool that enables the user to monitor the internal operation of a programmed FPGA as it performs its functions at speed within a real system. By permitting real-time probing, Silicon Explorer can significantly reduce the amount of time necessary to debug and verify an FPGA design.

       In February 2000, Actel announced a new generation of its Silicon Explorer debugging and diagnostic tool: Silicon Explorer II and Silicon Explorer II Lite. Silicon Explorer II further optimizes design performance, flexibility, and ease of use for all of Actel's antifuse FPGA product families. The logic analysis system in Silicon Explorer II was enhanced to support an external power supply; internal probing of 5.0-, 3.3-, and 2.5-volt FPGAs; four levels of triggering; decompression on download; and system acquisition rates up to 100MHz. In addition to being a logic analyzer that captures external bus activity, Silicon Explorer II includes "Probe Pilot." Probe Pilot attaches to the system being tested, providing access to internal FPGA signals. Probe Pilot hardware samples up to eighteen channels of synchronous or asynchronous signals in real time at system rates up to 100MHz. Its "Explore" software permits a user to dynamically set two of the eighteen channels to analyze signals internal to the FPGA. "Action Probe," a function available only with Actel's devices, permits dynamic access to any internal node. The Silicon Explorer II logic analysis system is compliant with Windows 95/98/NT and offers a Windows-like GUI. Silicon Explorer II Lite is a less-expensive version of Silicon Explorer II without the real-time logic analyzer.

       Sockets

       Sockets for Actel's FPGAs are available in prototype quantities from Actel and in production quantities from Actel-qualified socket manufacturers. Sockets permit designers to replace a chip without damaging the board, which reduces some of the risk commonly associated with using an antifuse FPGA in prototype board design. The line of sockets accommodates Actel FPGAs in BG, FG, CQ, CS, PQ, RQ, TQ, and VQ packages.

       Protocol Design Services

       Actel's Protocol Design Services Group is a leading provider of FPGA, ASIC, software, and electronic system design solutions. With Actel's acquisition of the Protocol Design Services Group from GateField in August 1998, Actel became the first FPGA provider to offer system-level design expertise to its customers, expanding Actel's capability to support a greater portion of customers' overall design and risk management. The Protocol Design Services Group is located in a secure facility in Mt. Arlington, New Jersey, and is certified to handle government, military, and proprietary designs. Protocol has a twelve-year history of providing engineering design solutions to both the commercial and government sectors in North America and Europe. Protocol's focus has been in telecommunications and networking applications, but it also has significant experience in the automotive, computer, military/aerospace, and consumer markets. Using industry-standard tools and methodologies, Protocol provides varying levels of design services, including system-level and SoC design, turnkey FPGA and ASIC design and verification, software development, and circuit card design.

       In February 2000, Actel announced that the Protocol Design Services Group had opened a design center in the Boston area. The new Protocol Design Center, located in Chelmsford, Mass., offers a broad range of expertise in engineering design and verification services for FPGAs, ASICs, and electronic systems. The Boston area design center is the newest of a several North American regional centers planned by the Protocol Design Services Group.

       In August 2000, Kentron Technologies, Inc. (Kentron), a leader in next-generation memory architectures, announced that it had chosen Actel's Protocol Design Services Group to create the first memory subsystem that interfaces with Kentron's Quad Band Memory (QBM). QBM is a technology that uses standard double data rate (DDR) memory along with Kentron's patented use of field effect transistor switches on a module to double the bandwidth of DDR from 200MHz to 400MHz data rate. According to Kentron, the QBM technology will increase the bandwidth of the DDR module solution from 1.6GB/sec to 3.2GB/sec, a dramatic improvement over the capabilities of other non-compatible, more expensive memory technologies. QBM operates at 100MHz clock achieving 400Mbit/sec data transfer rates during reads/writes. The new QBM subsystem will utilize Actel's SX-A high-speed FPGAs to reduce the cost of development and provide chipset designers with the valuable data to aid with the implementation of QBM ASIC controller(s). Migration to a next-generation Actel device family in 2001 is expected to provide a faster controller design that allows running current QBM designs at 133MHz clock and 532Mbit/sec data rates.

       Programming Services

       Actel programs significant volumes of FPGAs each month for its customers. This makes Actel's devices "virtual ASICs" from the customer's point of view. Production programming charges are based on the type of device and quantity per order. The minimum order is 500 units and full tube/tray quantities are required. The programming yield for Actel devices normally averages 98-99%. However, the yield can show a lot-to-lot spread, which generally ranges from 95% to 100%.

Market and Applications

       In 2000, FPGAs accounted for 98% of Actel's net revenues, virtually all of which was derived from antifuse FPGAs. FPGAs can be used in a broad range of applications across nearly all electronic system market segments. Most customers use Actel's antifuse FPGAs in low to medium volumes in the final production form of their products. Some high-volume electronic system manufacturers use Actel's antifuse FPGAs as a prototyping vehicle and convert production to lower-cost conventional gate arrays or standard cells, while others with time-to-market constraints use Actel's FPGAs in the initial production and then convert to conventional gate arrays or standard cells. As product life cycles continue to shorten, foundry capacity becomes more expensive, and manufacturing efficiencies for antifuse FPGAs increase, some high-volume electronic system manufacturers are electing to retain antifuse FPGAs in volume production because conversion to conventional gate arrays or standard cells may not yield sufficiently attractive savings before the electronic system reaches the end of its life. With the introduction of the MX, SX, and SX-A, and eX families, Actel believes that its antifuse FPGAs will be used increasingly in high volume production.

       Communications

       In 2000, communications accounted for an estimated 56% of Actel's net revenues. The high density, high performance, and low power consumption of antifuse FPGAs make them appropriate for use in communications equipment. Increasingly complex equipment must frequently be designed to fit in the space occupied by previous product generations. In addition, the rapidly changing communications environment rewards short development times and early market entry.

       Representative  customers of Actel in the communications  market include:
3Com Corporation; ADC Telecommunications, Inc. (ADC); Advanced Fibre Communications, Inc.; Alcatel; Cabletron; Cisco Systems, Inc.; Ericsson, Hughes; Lucent; Marconi; Motorola, Inc.; Nokia Corporation; and Nortel. Actel derived 11% of its net revenues for 2000 from Nortel.

       Space

       In 2000, aerospace and military accounted for an estimated 23% of Actel's net revenues. Rigorous quality and reliability standards, stringent volume requirements, and the need for design security are characteristics of the military and aerospace market. Actel's antifuse FPGAs have high quality and reliability and are virtually impossible to reverse engineer, making them appropriate for many military and aerospace applications. Actel's antifuse FPGAs are especially well suited for space applications, due to the high radiation tolerance of the antifuse, and for many aircraft and missile flight applications, due to the high density and high performance of antifuse FPGAs. For these reasons, Actel is the world's leading supplier of military, radiation-tolerant, and radiation-hardened FPGAs.

       Actel's antifuse FPGAs were first designed into a space mission in 1992. Since then, thousands of Actel's programmable logic circuits have performed aboard manned space vehicles, earth observation satellites, and deep-space probes. Actel's FPGAs often perform mission-critical functions on important scientific missions in space. They have, for example, been aboard numerous Mars missions, were included in the controlling electronics for the Mars Pathfinder Rover, and are performing functions on the repaired Hubbell Space Telescope. Actel participates in programs administered by NASA's Goddard, Johnson, and Marshall Space Flight Centers (including the Space Shuttle) as well as programs at California Institute of Technology's Jet Propulsion Laboratory (JPL). However, Actel's success has not been limited to the United States. Today, Actel's FPGAs can be found on board the International Space Station and in spacecraft launched by virtually every civilian space agency around the world, including the European Space Agency and the Japanese National Space Development Agency.

       Representative customers of Actel in the space market include: The Boeing Company; Harris Corporation; Honeywell; JPL; Lockheed Martin; Loral Space & Communications, Ltd.; Marconi; National Aeronautics Space Administration (NASA); Northrup Grumman Corporation; Olin Corporation; Raytheon Systems Company; SCI Systems, Inc.; and TRW, Inc.

       Industrial

       In 2000, industrial control and instrumentation applications accounted for an estimated 13% of Actel's net revenues. Industrial control and instrumentation applications often require complex electronic functions tailored to specific needs. FPGAs offer programmability and high density, making them attractive to this segment of the electronic equipment market.

       Representative  customers  of Actel  in the  industrial  market  include:
Agilent Technologies,  Inc.; Eastman Kodak Company; GE; Hewlett-Packard  Company
(HP); Rockwell; Siemens: and Varian Medical Systems, Inc.

       Computer

       In 2000, computer systems and peripherals accounted for an estimated 5% of Actel's net revenues. The computer systems market is intensely competitive, placing a premium on early market entry for new products. FPGAs reduce the time to market and facilitate early completion of production models so that development of hardware and software can occur in parallel.

       Representative customers of Actel in the computer market include: Compaq Computer Corporation; HP; Hypercom Corporation; and International Business Machines Corporation.

       Consumer

       In 2000, consumer and e-appliance applications accounted for an estimated 3% of Actel's net revenues. The high performance, low power consumption, and low cost of antifuse FPGAs make them appropriate for use in products enabling the portability of the internet, or "e-appliances," and other high-volume electronic systems targeted for consumers. E-appliance applications include MP3 "music-off-the-internet" players, digital cable set-top boxes, DSL and cable modems, digital cameras, and digital film. Like the computer market, the market for consumer and e-appliance products places a premium on early market entry for new products and is characterized by short product life cycles.

       Representative customers of Actel in the consumer market include: ADC; Motorola; NEC Corporation; NuCam Corporation; and SONICblue Incorporated.

       In May 2000, Actel announced that it had shipped more than one million FPGAs for use in MP3 internet digital audio player/recorder applications. MP3 player/recorders are small, battery-powered devices that digitally record high quality music and audio off of the internet and allow users to play it back much as they would with a portable CD player. With InStat Research estimating that 750,000 MP3 player/recorders were sold in 1999, the volume of Actel shipments substantiates the claim that Actel FPGAs are included in the majority of MP3 internet audio player/recorder products in the hands of consumers worldwide. MP3 is an abbreviation of the Motion Picture Expert Group industry organization's Layer 3 third-generation audio/video standard.

       In May 2000, Actel also announced low-cost speed-grade options for its MX and SX-A families to serve the high-volume internet-related consumer e-appliance market. For applications not requiring extremely high performance, the new "-F" speed grades offer up to 30% reduced pricing from standard speed grades in Actel's two most popular product families. High-volume applications, including those for the consumer e-appliance market, traditionally used ASICs to achieve cost savings. However, the -F speed grades of Actel's ASIC-like MX and SX-A FPGAs approach cost parity with ASICs, especially when taking into account the significant NRE commonly charged for ASICs. Actel FPGAs also provide the added benefit of rapid design and verification, enabling much faster time to market.

       In November 2000, Actel announced that Tescina, Inc. (Tescina) had introduced the DataGet BCD cartridge, the first gauge interface for the HandSpring Visor and the first gauge multiplexer for any Palm operating system device. The HandSpring Visor is the most expandable handheld platform on the market and second only to Palm in sales. The main benefits of the DataGet BCD cartridge over existing DataGet ports are faster data collection times and better ergonomics. The DataGet BCD cartridge utilizes the SpringBoard architecture to bring gauge connectivity to the platform. To utilize the power of the SpringBoard slot, Tescina used Actel's new eX64 FPGA. Aimed at the growing e-appliance market, Actel's eX family of FPGAs enables designers to use single-chip programmable logic instead of ASICs for their low-density requirements, eliminating the long lead times and costly NRE charges. Designing with the eX64 FPGA permitted Tescina to deliver the precise features, low power, and small package DataGet customers need without compromising cost or performance.

Sales and Distribution

       Actel maintains a worldwide, multi-tiered selling organization that includes a direct sales force, independent sales representatives, and electronics distributors. Actel's North American sales force consists of 52 sales and administrative personnel and field application engineers (FAEs) operating from 25 sales offices located in major metropolitan areas. Direct sales personnel call on target accounts and support direct OEMs. Besides overseeing the activities of direct sales personnel, Actel's sales managers also oversee the activities of 20 sales representative firms that operate from approximately 55 office locations. The sales representatives concentrate on selling to major industrial companies in North America. To service smaller, geographically dispersed accounts in North America, Actel has distributor agreements with Arrow, Pioneer, and Unique. Arrow, Pioneer, and Unique have approximately 39, 39, and 32 offices in North America, respectively.

       Actel generates a significant portion of its revenues from international sales. Sales to customers outside the United States accounted for 32%, 29%, and 33% of net revenues for 2000, 1999, and 1998, respectively. Sales to European customers accounted for 19%, 17%, and 19% of net revenues 2000, 1999, and 1998, respectively. Actel's European sales organization consists of 20 employees operating from five sales offices and 12 distributors and sales representatives having approximately 33 offices (including Arrow and Unique, which have nine and seven offices in Europe, respectively). Sales to Japan and other international customers accounted for 13%, 12%, and 14% of net revenues 2000, 1999, and 1998, respectively. Actel's Pan-Asia sales organization consists of 11 employees operating from four sales offices and seven distributors having approximately 16 offices (including Unique, which has nine offices in Pan-Asia). Three additional distributors serve the remaining international markets in which Actel offers its products.

       Actel's sales cycle for the initial sale of a design system is generally lengthy and often requires the ongoing participation of sales, engineering, and managerial personnel. After a sales representative or distributor evaluates a customer's logic design requirements and determines if there is an application suitable for Actel's FPGAs, the next step typically is a visit to the qualified customer by a regional sales manager or the FAE from Actel or its distributor. The sales manager or FAE may then determine that additional analysis is required by engineers based at Actel's headquarters.

       In 2000, sales made through distributors accounted for an estimated 58% of Actel's net revenues. As is common in the semiconductor industry, Actel generally grants price protection to distributors. Under this policy, distributors are granted a credit upon a price reduction for the difference between their original purchase price for products in inventory and the reduced price. From time to time, distributors are also granted credit on an individual basis for Company-approved price reductions on specific transactions to meet competition. Actel also generally grants distributors limited rights to return products. To date, product returns under this policy have not been material. Actel maintains reserves against which these credits and returns are charged. Because of its price protection and return policies, Actel does not recognize revenue on products sold to distributors until the products are resold to end customers.

Backlog

       At December 31, 2000, Actel's backlog was approximately $44.4 million, compared with approximately $49.6 million at December 31, 1999. Actel includes in its backlog all OEM orders scheduled for delivery over the next nine months and all distributor orders scheduled for delivery over the next six months. Actel sells standard products that may be shipped from inventory within a short time after receipt of an order. Actel's business, and to a large extent that of the entire semiconductor industry, is characterized by short-term order and shipment schedules, rather than volume purchase contracts. In accordance with industry practice, Actel's backlog may be cancelled or rescheduled by the customer on short notice without significant penalty. As a result, Actel's backlog may not be indicative of actual sales and therefore should not be used as a measure of future revenues.

Customer Service and Support

       Actel believes that superior customer service and technical support are essential for success in the FPGA market. Actel facilitates service and support through service team meetings that address particular aspects of the overall service strategy and support. The most significant areas of customer service and technical support are regularly measured. Actel's customer service organization emphasizes prompt, accurate responses to questions about product delivery and order status.

       Actel's FAEs located in Canada, England, France, Germany, Italy, Japan, Korea, and the United States provide technical support to customers in North America, Europe, and Asia. This network of experts is augmented by FAEs working for Actel's sales representatives and distributors throughout the world. Customers in any stage of design can also obtain assistance from Actel's technical support hotline or web-based technical support database called "Guru." In addition, Actel offers technical seminars on its products and comprehensive training classes on its software.

       Actel generally warrants that its FPGAs will be free from defects in material and workmanship for one year, and that its software will conform to Actel's published specifications for 90 days. To date, Actel has not experienced significant warranty returns.

Manufacturing and Assembly

       Actel's strategy is to utilize third-party manufacturers for its wafer requirements, which permits Actel to allocate its resources to product design, development, and marketing. Wafers used in Actel's FPGAs are manufactured by Chartered in Singapore; by Infineon in Germany; by LMSEC in Manassas, Virginia; by MEC in Japan; by UMC in Taiwan; and by Winbond in Taiwan. Actel's FPGAs in production are manufactured by Chartered using 0.6, 0.45, and 0.35 micron design rules; by Infineon using 0.25 micron design rules; by LMSEC using 0.8 micron design rules; by MEC using 1.0, 0.8, and 0.25 micron design rules; by UMC using
0.22 and .018 micron design rules; and by Winbond using 0.8 and 0.6 micron design rules.

       In March 2000, Actel announced that it had successfully developed a 0.22-micron antifuse process technology at UMC. The new 0.22-micron process was developed more quickly than any previous Actel antifuse process. Before that, the 0.25-micron process had, in partnership with MEC, also been developed in record time. In recent years, most standard logic processes have adopted the use of multi-voltage transistors and polishing methods that were previously unique to antifuse FPGAs. This, together with the narrowing difference in mask sets between standard and antifuse processes, has significantly reduced the time required to bring up new antifuse processes.

       Wafers purchased by Actel from its suppliers are assembled, tested, marked, and inspected by Actel and/or a subcontractor of Actel before shipment to customers. Actel assembles most of its plastic commercial products in Hong Kong, Korea, and Singapore. Ceramic package assembly, which is generally required for military applications, is performed at one or more subcontractor manufacturing facilities, some of which are in the United States.

       Actel is ISO 9002 certified for the manufacturing and testing of its FPGAs. The certification was granted by the Defense Supply Center, Columbus, Ohio (DSCC). The ISO standards, developed by the International Organization for Standardization, provide an international benchmark for quality systems. Specifically, ISO 9002 requires compliance in the following areas: management responsibility, customer service, supplier management, internal quality audits, training process control, and inspection. As Actel continues to establish itself as a leading supplier of high-quality FPGAs, ISO certification provides a globally recognized benchmark that Actel's devices have been certified for integrity in the manufacturing and test process.

       Actel has also been awarded Full Certification to QML status. This certification confirms that Actel has an approved quality system and control of its processes and procedures according to the standards set forth in the
MIL-PRF-38535. QML certification, which is also granted by DSCC, qualifies processes and materials rather than individual products or production lots. Actel has even received complete QML certification for its full line of plastic-packaged antifuse FPGAs, giving customers using commercial off-the-shelf
(COTS) components access to a wide range of package type, density, performance, and price points. With QML plastic certification, the entire line of Actel devices can be integrated into design applications that would otherwise require higher-cost ceramic package devices, thereby providing designers with a lower-cost solution. The certification also permits the integration of commercial and military production without compromising quality or reliability. In addition, many suppliers of microelectronic components have implemented QML as their primary worldwide business standard. Appropriate use of this standard helps not only in the implementation of advanced technologies, but also in providing more effective logistical support throughout the life cycle of the product.

       In January 2000, Actel announced that it had registered as a STACK International supplier. STACK International members consist of a distinguished worldwide group of major electronic equipment manufacturers serving the high-reliability and communications markets. STACK registration signifies formal acceptance by Actel of the requirements in the "STACK Purchase Specification -- General Requirements for Integrated Circuits." Registration is the first step in acquiring full STACK certification.

       In April 2000, Actel announced that it had been qualified by PURE, which stands for PEDs (plastic encapsulated devices) Used in Rugged Environments. PURE is an association of European equipment makers dedicated to quality and reliability: Thomson-CSF; Ericsson; SAAB Bofors Dynamics AB; Ericsson SAAB Avionics AB; Bofors Missiles AB; and SaabTech. Members have committed to sharing data and results among themselves related to plastic components used in rugged environments. The association is also supported by the French and Swedish Ministries of Defense. The qualification is for PQ packages. This accreditation further confirms that Actel's quality and reliability systems conform to internationally recognized standards and requirements. It also underscores Actel's long-term commitment to quality, reliability, and continuous improvement in products, processes, and systems.

Strategic Relationships

       In addition to ongoing strategic relationships that Actel enjoys with its foundries, suppliers, assembly houses, distributors, sales representatives, and OEM customers, Actel entered into the following strategic relationships during the past year:

       Mentor Graphics

       In March and November 2000, Mentor announced the availability of Inventra IP cores for use with Actel's SX-A family of high-performance FPGAs. The partnership with Actel was the first strike in Mentor's IP strategy to make cores for the surging FPGA market. According to Mentor, FPGAs are moving into the traditional ASIC space of high density and high performance, without the
ASIC drawbacks of large NRE costs and up-front volume commitments. Recognizing this, Mentor' Inventra IP division entered this market, with renewed focus, through an internet approach. The online strategy gives FPGA designers unprecedented convenience to access desired IP for evaluation and licensing.

       Available risk-free over the worldwide web, the Inventra IP cores targeted to Actel SX-A FPGAs are optimized for use in Mentor's FPGA Advantage design flow. FPGA Advantage is a complete HDL design solution tailored to meet the needs of high-end FPGA designers. Netlists of these cores enable easy integration into system designs in applications that include telecommunications infrastructure, networking, and e-appliances. The combination of speed and low cost found in Actel's SX-A FPGA family opens the door to next-generation designs that could not previously be implemented in programmable logic.

       UMC

       In February 2001, Actel announced that it had joined UMC's Gold IPSM program with Actel's VariCore EPGA star IP cores. Concurrently, Actel taped out a VariCore EPGA IP test chip in UMC's 0.18-micron fab in Taiwan. VariCore IP is the first complete (front end to back end), commercially available product of its kind in 0.18 micron technology. Actel's embeddable reprogrammable EPGA logic cores are based on SRAM technology. See "BUSINESS -- Products and Services -- IP Core -- VariCore EPGAs." Actel will license VariCore EPGA cores directly to UMC customers.

       Research and Development

       In 2000, 1999, and 1998, Actel spent $36.6 million, $32.3 million, and $31.2 million, respectively, on research and development, which represented 16%, 19%, and 20%, of net revenues, respectively, for such periods. Actel's research and development expenditures are divided among circuit design, software development, and process technology activities, all of which are involved in the development of new products based on existing or emerging technologies. In the areas of circuit design and process technology, Actel's research and development activities also involve continuing efforts to cut the cost and improve the performance of current products, including reductions in the design rules under which such products are manufactured. Actel's software research and development activities include enhancing the functionality, usability, and availability of high-level computer-aided engineering tools and IP cores in a complete and automated desktop design environment on popular PC and workstation platforms.

       Actel publicly disclosed in 2000 that it was working on next generation antifuse, flash, and embedded SRAM products, but provided no details regarding those research and development projects.

Competition

       The FPGA market is highly competitive, and Actel expects that competition will continue to increase as the market grows. Actel's competitors include suppliers of standard TTLs and custom-designed ASICs, including conventional gate arrays, standard cells, CPLDs, and FPGAs. Of these, Actel competes principally with suppliers of conventional gate arrays, standard cells, CPLDs, and FPGAs.

       The primary advantages of conventional gate arrays and standard cells are high capacity, high density, high speed, and low cost in production volumes. Actel competes with conventional gate array and standard cell suppliers by offering lower design costs, shorter design cycles, and reduced inventory risks. However, some customers elect to design and prototype with Actel's products and then convert to conventional gate arrays or standard cells to achieve lower costs for volume production. For this reason, Actel also faces competition from companies that specialize in converting CPLDs and FPGAs, including Actel products, into conventional gate arrays or standard cells.

       Actel also competes with suppliers of CPLDs. Suppliers of these devices include Altera Corporation (Altera) and Lattice-Vantis Semiconductor Corporation (Lattice). The circuit architecture of CPLDs may give them a performance advantage in certain lower capacity applications, although Actel believes that its MX, SX, and SX-A, and eX families compete favorably with CPLDs. However, Altera and Lattice have larger installed bases of development systems than Actel. In addition, many newer CPLDs are reprogrammable, which permits customers to reuse a circuit multiple times during the design process (unlike antifuse-based FPGAs, which permanently retain the programmed configuration). No assurance can be given that Actel will be able to overcome these competitive disadvantages.

       Actel competes most directly with established FPGA suppliers, such as Xilinx, Inc. (Xilinx), Lucent (which is a licensed second source of some Xilinx products), and Altera. While Actel believes its products and technology are superior to those of Xilinx in many applications requiring greater speed, lower cost, and/or nonvolatility, Xilinx came to market with its FPGAs approximately three years before Actel, has a larger installed base of development systems, and its SRAM-based products are reprogrammable.

       Actel's antifuse FPGAs are manufactured using customized steps that are added to otherwise standard manufacturing processes of independent wafer suppliers. As a result, Actel's products typically have been fabricated using processes one or two generations behind the processes used by competing products. As a consequence, Actel generally has not fully realized the price, performance, and power benefits of its antifuse technology. Actel is attempting to accelerate the rate at which its products are migrated to finer process geometries and is working with its wafer suppliers to obtain earlier access to advanced processes, but no assurance can be given that Actel will be able to overcome this competitive disadvantage.

       Several companies have marketed antifuse-based FPGAs, including QuickLogic Corporation (QuickLogic). In 1995, Actel acquired the antifuse FPGA business of TI, which was the only second-source supplier of Actel products. Xilinx, which is a licensee of certain of Actel's patents, introduced antifuse-based FPGAs in 1995 and abandoned its antifuse FPGA business in 1996. Cypress Semiconductor Corporation, which was a licensed second source of QuickLogic, sold its antifuse FPGA business to QuickLogic in 1997. QuickLogic is also a licensee of certain of Actel's patents. See "BUSINESS -- Patents and Licenses."

       Actel believes that important competitive factors in its market are price; performance; density (concentration of usable gates); capacity (total number of usable gates); ease of use and functionality of development system software; installed base of development systems; reprogrammability; strength of sales organization and channels; adaptability of products to specific applications and IP; ease, speed, cost, and consistency of programming; length of development cycle (including reductions to finer micron design rules); number of I/Os; reliability; wafer fabrication and assembly capacity; availability of packages, adapters, sockets, programmers, and IP; utilization of intellectual property laws; and technical service and support. Failure of Actel to compete successfully in any of these or other areas could have a materially adverse effect on its business, financial condition, or results of operations.

Patents and Licenses

       As of March 31, 2001, Actel had 192 United States patents and applications pending for an additional 56 United States patents. Actel also had 50 foreign patents and applications pending for 122 patents outside the United States. Actel's patents cover, among other things, Actel's basic circuit architecture, antifuse structure, and programming method. Actel expects to continue filing patent applications as appropriate to protect its proprietary technologies. Actel believes that patents, along with such factors as innovation, technological expertise, and experienced personnel, will become increasingly important.

       Actel attempts to protect its circuit designs, software, trade secrets, and other proprietary information through patent and copyright protection, agreements with customers and suppliers, proprietary information agreements with employees, and other security measures. No assurance can be given that the steps taken by Actel will be adequate to protect its proprietary rights.

       On March 29, 2000, Unisys Corporation (Unisys) brought suit in the United States District Court for the Northern District of California, San Jose Division (Court), against Actel seeking monetary damages and injunctive relief. The summons and complaint were served on Actel on April 10, 2000. The complaint alleges that Actel has infringed and is currently infringing four United States patents that belong to plaintiff: U.S. Patent No. 4,442,507, issued April 10, 1984; U.S. Patent No. 5,296,722, issued March 22, 1994; U.S. Patent No. 5,407,851, issued April 18, 1995; and U.S. Patent No. 5,496,763, issued March 5, 1996. On May 15, 2000, Unisys served its Initial Disclosure of Asserted Claims, identifying the SX and SX-A family of FPGAs as the specific Actel products being accused of infringement, and identifying the specific claims of each of the patents in suit alleged to be infringed by those products. On September 25, 2000, Actel filed its First Amended Answer to the Complaint, denying that it has infringed or is infringing any of the patents in suit, and alleging, among other things, that each of those patents is invalid for failure to meet the statutory requirements for patentability. With its amended answer, Actel also filed a counterclaim against Unisys seeking a judicial declaration that each of the Unisys patents in suit is invalid, unenforceable, and not infringed by Actel. On October 26, 2000, the Court entered its Order for Pretrial Preparation, which established various deadlines in the case and set the case for trial on March 25, 2002. The case is in its early stages and, as of March 30, 2001, no depositions or other substantial discovery had yet been conducted. Actel believes that it has meritorious defenses to the claims asserted by Unisys and intends to defend itself vigorously in this matter. After consideration of the information currently known, Actel does not believe that the ultimate outcome of case will have a materially adverse effect on Actel's business, financial condition, or results of operations, although no assurance can be given to that effect. The foregoing is a forward-looking statement subject to all of the risks and uncertainties of a legal proceeding, including the discovery of new information and unpredictability as to the ultimate outcome.

       In connection with the settlement of patent litigation in 1993, Actel and Xilinx entered into a Patent Cross License Agreement (Xilinx Agreement), under which Xilinx was granted a license under certain of Actel's patents that permits Xilinx to make and sell antifuse-based PLDs, and Actel was granted a license under certain of Xilinx's patents to make and sell SRAM-based PLDs. In 1996, Xilinx announced that it had discontinued its antifuse-based FPGA product line. In February 2001, Actel introduced its new SRAM-based VariCore EPGA IP cores. Under the Xilinx Agreement, Actel did not receive sublicense rights under any Xilinx patents.

       In 1995, Actel and BTR, Inc. (BTR) entered into a License Agreement pursuant to which BTR licensed its proprietary technology to Actel for development and use in FPGAs and certain multichip modules. As partial consideration for the grant of the license, Actel pays to BTR non-refundable advance royalties. Actel has also employed the principals of BTR to assist Actel in its development and implementation of the licensed technology.

       In connection with the settlement of patent litigation in 1998, Actel and QuickLogic entered into a Patent Cross License Agreement that protects all existing FPGA products of both companies for the lives of those products. In 1998, Actel also entered into a patent litigation settlement agreement with the Lemelson Medical, Education & Research Foundation.

       As is typical in the semiconductor industry, Actel has been and expects to be notified from time to time of claims that it may be infringing patents owned by others. During 2000, Actel continued to hold discussions with several third parties regarding potential patent infringement issues, including two semiconductor manufacturers with significantly greater financial and intellectual property resources than Actel. As it has in the past, Actel may obtain licenses under patents that it is alleged to infringe. While Actel believes that reasonable resolution will occur, there can be no assurance that these claims will be resolved or that the resolution of these claims will not have a materially adverse effect on Actel's business, financial condition, or results of operations. In addition, Actel's evaluation of the probable impact of these pending disputes could change based upon new information learned by Actel. Subject to the foregoing, Actel does not believe that any pending patent dispute is likely to have a materially adverse effect on Actel's financial condition, results of operations, or liquidity.

Employees

       At the end of 2000, Actel had 484 full-time employees, including 132 in marketing, sales, and customer support; 154 in research and development; 144 in operations; 18 in Protocol Design Services; and 36 in administration and finance. This compares with 449 full-time employees at the end of 1999, an increase of 8%. As a result of the acquisitions of GateField and Prosys during 2000, 26 employees were added. Net revenues per employee were approximately $468,000 for 2000, compared with approximately $382,000 for 1999, which represents an increase of 23%. None of Actel's employees is represented by a labor union nor does Actel have employment agreements with any of its employees. Actel has not experienced any work stoppages and believes that its employee relations are satisfactory.

       In July 2000, Actel announced the appointment of Barbara McArthur as Vice President of Human Resources. In this role, Ms. McArthur is responsible for managing all of Actel's strategic staffing and human resources programs.

Risk Factors

       Shareholders  of  Actel  and  prospective   investors   should  carefully
consider, along with the other information in this Annual Report on Form 10-K, the following risk factors:

       "Blank Check" Preferred Stock; Change in Control Arrangements

       Actel's Articles of Incorporation authorize the issuance of up to 5,000,000 shares of "blank check" Preferred Stock (of which 4,000,000 shares remain available for issuance) with such designations, rights, and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board is empowered, without approval by holders of Actel's Common Stock, to issue Preferred Stock with dividend, liquidation, redemption, conversion, voting, or other rights that could adversely affect the voting power or other rights of the holders of the Common Stock. Issuance of Preferred Stock could be used as a method of discouraging, delaying, or preventing a change in control of Actel. In addition, such issuance could adversely affect the market price of the Common Stock. Although Actel does not currently intend to issue any additional shares of its Preferred Stock, there can be no assurance that it will not do so in the future.

       Actel has adopted an Employee Retention Plan that provides for payment of a benefit to Actel's employees who hold unvested stock options in the event of a change of control of Actel. Payment is contingent upon the employee remaining with Actel for six months after the change of control. Actel has also entered into Management Continuity Agreements with each of its executive officers, which provide for the acceleration of stock options unvested at the time of a change of control in the event the executive officer's employment is actually or constructively terminated other than for cause following the change of control.

       Competition

       The semiconductor industry is intensely competitive and is characterized by rapid rates of technological change, product obsolescence, and price erosion. Actel's existing competitors include suppliers of conventional gate arrays, standard cells, CPLDs, and FPGAs. Actel's principal competitors are Xilinx, a supplier of SRAM-based FPGAs; Altera, a supplier of CPLDs and SRAM-based FPGAs; QuickLogic, a supplier of antifuse-based FPGAs; and Lattice, a supplier of CPLDs. Actel also faces competition from companies that specialize in converting FPGAs, including Actel's products, into conventional gate arrays or standard cells. See "BUSINESS -- Competition."

       In addition, all existing FPGAs not based on antifuse technology and certain CPLDs are reprogrammable, a feature that makes them more attractive to designers. In addition, Actel's antifuse and, to a lesser extent, flash FPGAS are manufactured using customized steps that are added to otherwise standard manufacturing processes of independent wafer suppliers. As a result, Actel's products typically have been fabricated using processes one or two generations behind the processes used by competing products. No assurance can be given that Actel will be able to overcome these competitive disadvantages.

       Actel also  believes  that,  if there  were a downturn  in the market for
CPLDs and FPGAs, companies with broader product lines and longer-standing customer relationships may be in a stronger competitive position than Actel. Many of Actel's current competitors offer broader product lines and have significantly greater financial, technical, manufacturing, and marketing resources than Actel.

       Significant additional competition is possible from major domestic and international semiconductor suppliers. All such companies are larger, offer broader product lines, and have substantially greater financial and other resources than Actel, including the capability to manufacture their own wafers. Additional competition could adversely affect Actel's business, financial condition, or results of operations.

       Actel may also face competition from suppliers of logic products based on new or emerging technologies. Actel seeks to monitor developments in existing and emerging technologies. No assurance can be given that Actel will be able to compete successfully with suppliers offering products based on new or emerging technologies. In any event, given the intensity of the competition and the research and development being done, no assurance can be given that Actel's technologies will remain competitive.

       Customer Concentration

       A small number of customers are responsible for a significant portion Actel's net revenues. Actel has experienced periods in which sales to its major customers fluctuated as a percentage of net revenues due to push-outs or cancellations of orders, or delays or failures to place expected orders. Nortel accounted for 11% of Actel's net revenues for 2000. Actel believes that sales to a limited number of customers will continue to account for a substantial portion of net revenues in future periods. The loss of a major customer, or decreases or delays in shipments to major customers, could have a materially adverse effect on Actel's business, financial condition, or results of operations.

       Dependence on Communications Customers

       Although Actel is unable to determine with certainty the ultimate uses of its products, Actel estimates that sales of its products to customers in the communications market accounted for 56% of net revenues for 2000. The communications market has experienced economic downturns at various times, characterized by diminished product demand, accelerated erosion of average selling prices, and production overcapacity. In the past few years, the communications market has grown rapidly, but it is currently enduring a significant slowdown, which may become more severe and could be prolonged. Actel is experiencing, and may again in the future experience, substantial period-to-period fluctuations in operating results due to conditions in the communications market or the general economy.

       Dependence on Customized Manufacturing Processes

       Actel's antifuse-based FPGAs and, to a lesser extent, flash-based ProASIC FPGAs are manufactured using customized steps that are added to otherwise standard manufacturing processes of independent wafer suppliers. There is considerably less operating history for the customized process steps than for the foundries' standard manufacturing processes. The dependence of Actel on customized processing steps means that, in contrast with competitors using standard manufacturing processes, Actel generally has more difficulty establishing relationships with independent wafer manufacturers; takes longer to qualify a new wafer manufacturer; takes longer to achieve satisfactory, sustainable wafer yields on new processes; may experience a higher incidence of production yield problems; must pay more for wafers; and generally will not obtain early access to the most advanced processes. Any of the above factors could be a material disadvantage against competitors that use standard manufacturing processes. As a result of these factors, Actel's products typically have been fabricated using processes one or two generations behind the processes used by competing products. As a consequence, Actel generally has not fully realized the price, performance, and power benefits of its antifuse technology. Actel is attempting to accelerate the rate at which its products are reduced to finer geometries and is working with its wafer suppliers to obtain earlier access to advanced processes, but no assurance can be given that such efforts will be successful.

       Dependence on Design Wins

       In order for Actel to sell an FPGA to a customer, the customer must incorporate the FPGA into the customer's product in the design phase. Actel therefore devotes substantial resources, which it may not recover through product sales, in support of potential customer design efforts (including, among other things, providing development system software) and to persuade potential customers to incorporate Actel's FPGAs into new or updated products. These efforts usually precede by many months (and often a year or more) the generation of FPGA sales, if any, by Actel. The value of any design win, moreover, will depend in large part upon the ultimate success of the customer's product. No assurance can be given that Actel will win sufficient designs or that any design win will result in significant revenues. Actel's design win efforts in 2000 were hindered by availability constraints on its ProASIC and new eX product families.

       Dependence on Independent Assembly Subcontractors

       Actel relies primarily on foreign subcontractors for the assembly and packaging of its products and, to a lesser extent, for the testing of its finished products. Actel generally relies on one or two subcontractors to provide particular services and has from time to time experienced difficulties with the timeliness and quality of product deliveries. Actel has no long-term contracts with its subcontractors and certain of those subcontractors sometimes operate at or near full capacity. There can be no assurance that these subcontractors will continue to be able and willing to meet Actel's requirements for components or services. Any significant disruption in supplies from, or degradation in the quality of components or services supplied by, these subcontractors could delay shipments and result in the loss of customers or revenues or otherwise have a materially adverse effect on Actel's business, financial condition, or results of operations.

       Dependence on Independent Software and Hardware Developers

       Actel is dependent upon independent software and hardware developers for the development, maintenance, and support of certain elements of its development systems, IP cores, debugging and verification tools, device programmers, and sockets. Actel's reliance on independent software and hardware developers involves certain risks, including lack of control over development and delivery schedules and the availability of customer support. No assurance can be given that Actel's independent developers will be able to complete software and/or hardware under development, or provide updates or customer support in a timely manner, which could delay future software or FPGA releases and disrupt Actel's ability to provide customer support services. Any significant delays in the availability of Actel's software and/or hardware could be detrimental to the capability of Actel's new families of products to win designs, delay shipments and result in the loss of customers or revenues, or otherwise have a materially adverse effect on Actel's business, financial condition, or results of operations.

       Dependence on Independent Wafer Manufacturers

       Actel does not manufacture any of the wafers used in the production of its FPGAs. Such wafers are manufactured by Chartered in Singapore, LMSEC in the United States, MEC in Japan, UMC in Taiwan, and Winbond in Taiwan. Actel's reliance on independent wafer manufacturers to fabricate its wafers involves significant risks, including the risk of events limiting production and reducing yields, such as technical difficulties or damage to production facilities, lack of control over capacity allocation and delivery schedules, and lack of adequate capacity.

       Actel has from time to time experienced delays in obtaining wafers from its foundries, and no assurance can be given that Actel will not experience similar or more severe delays in the future. In addition, although Actel has supply agreements with several of its wafer manufacturers, a shortage of raw materials or production capacity could lead any of Actel's wafer suppliers to allocate available capacity to customers other than Actel, or to internal uses, which could interrupt Actel's capability to meet its product delivery obligations. Any inability or unwillingness of Actel's wafer suppliers to provide adequate quantities of finished wafers to satisfy Actel's needs in a timely manner would delay production and product shipments and could have a materially adverse effect on Actel's business, financial condition, or results of operations.

       If Actel's current independent wafer manufacturers were unable or unwilling to manufacture Actel's products as required, Actel would have to identify and qualify additional foundries. The qualification process typically takes one year or longer. No assurance can be given that any additional wafer foundries would become available or be able to satisfy Actel's requirements on a timely basis or that qualification would be successful. In addition, the semiconductor industry has from time to time experienced shortages of manufacturing capacity. To secure an adequate supply of wafers, Actel has considered, and continues to consider, various possible transactions, including the use of substantial nonrefundable deposits to secure commitments from foundries for specified levels of manufacturing capacity over extended periods, equity investments in exchange for guaranteed production, and the formation of joint ventures to own foundries. No assurance can be given as to the effect of any such transaction on Actel's business, financial condition, or results of operations.

       Dependence on International Operations

       Actel purchases almost all of its wafers from foreign foundries and has almost all of its commercial products assembled, packaged, and tested by subcontractors located outside the United States. These activities are subject to the uncertainties associated with international business operations, including trade barriers and other restrictions, changes in trade policies, foreign governmental regulations, currency exchange fluctuations, reduced protection for intellectual property, war and other military activities, terrorism, changes in political or economic conditions, and other disruptions or delays in production or shipments, any of which could have a materially adverse effect on Actel's business, financial condition, or results of operations.

       In order to expand international sales and service, Actel will need to maintain and expand existing foreign operations or establish new foreign operations. This entails hiring additional personnel and maintaining or expanding existing relationships with international distributors and sales representatives. This will require significant managerial attention and financial resources and could adversely affect Actel's financial condition and operating results. No assurance can be given that Actel will be successful in its maintenance or expansion of existing foreign operations, in its establishment of new foreign operations, or in its efforts to maintain or expand its relationships with international distributors or sales representatives.

       Dependence on Key Personnel

       The success of Actel is dependent in large part on the continued service of its key managerial, engineering, marketing, sales, and support employees. Competition for qualified personnel is intense in the semiconductor industry, and the loss of Actel's key employees, or the inability of Actel to attract other qualified personnel, could have a materially adverse effect on Actel. Actel does not have employment agreements with any of its key employees.

       Dependence on Military and Aerospace Customers

       Although Actel is unable to determine with certainty the ultimate uses of its products, Actel estimates that sales of its products to customers in the military and aerospace industries, which sometimes carry higher profit margins than sales of products to other customers, accounted for 23% of net revenues for 2000. In general, Actel believes that the military and aerospace industries have accounted for a significantly greater percentage of Actel's net revenues since the introduction of RH1280 in 1996. No assurance can be given that future sales to customers in the military and aerospace industries will continue at current volume or margin levels. In 1994, Secretary of Defense William Perry directed the Department of Defense to adopt a new way of doing business as it relates to acquisition by avoiding government-unique requirements and relying more on the commercial marketplace. Under the Perry initiative, the Department of Defense must increase access to commercial state-of-the-art technology and facilitate the adoption by its suppliers of business processes characteristic of world-class suppliers. Integration of commercial and military development and manufacturing facilitates the development of dual-use processes and products and contributes to an expanded industrial base that is capable of meeting defense needs at lower costs. To that end, many of the cost-driving specifications that have been part of military procurements for many years were cancelled in the interest of buying commercial products. Actel anticipates that this trend toward the use of COTS products will continue, and that it may erode the revenues and/or margins that Actel derives from sales to customers in the military and aerospace industries, which could have a materially adverse effect on Actel's business, financial condition, or results of operations.

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

       The Strom Thurmond National Defense Authorization Act for 1999 required, among other things, that communications satellites and related items (including components) be controlled on the U.S. Munitions List. The effect of the Act was to transfer jurisdiction over commercial communications satellites from the Department of Commerce to the Department of State and to expand the scope of export licensing applicable to commercial satellites. The need to obtain additional export licenses has caused significant delays in the shipment of some of Actel's FPGAs. Actel does not believe that this will have a long-term effect on its business, although significant delays might cause some customers to seek an alternative solution.

       Dividend Policy

       Actel has never declared or paid any cash dividends on its capital stock. Actel intends to retain any earnings for use in its business and does not anticipate paying any cash dividends in the future.

       Fluctuations in Operating Results

       Actel's quarterly and annual operating results are subject to fluctuations resulting from general economic conditions and a variety of risks specific to Actel or characteristic of the semiconductor industry, including booking and shipment uncertainties, supply problems, and price erosion. Any of these factors can have a materially adverse effect on Actel's business, financial condition, or results of operations, and they make it difficult to accurately project quarterly revenues and other operating results.

              Booking and Shipment Uncertainties

              Actel typically generates a large percentage of its quarterly revenues from orders received during the quarter and shipped in the final weeks of the quarter, making it difficult to accurately project quarterly revenues. Actel's backlog (which may be cancelled or deferred by customers on short notice without significant penalty) at the beginning of a quarter accounts for only a fraction of Actel's revenues during the quarter. This means that Actel generates the rest of its quarterly revenues from orders received during the quarter and "turned" for shipment within the quarter, and that any shortfall in "turns" orders will have an immediate and adverse impact on quarterly revenues. There are many factors that can cause a shortfall in "turns" orders, including but not limited to a decline in general economic conditions or the businesses of end users, excess inventory in the channel, conversion to conventional gate arrays, or the loss of business to other competitors for price or other reasons.

              Historically, Actel has shipped a disproportionately large percentage of its quarterly revenues in the final weeks of the quarter. Any failure by Actel to effect scheduled shipments by the end of the quarter can have a materially adverse effect on revenues for such quarter. Since Actel does not recognize revenue on the sale of a product to a distributor until the distributor resells the product, Actel's quarterly revenues are also dependent on, and subject to fluctuations in, shipments by Actel's distributors. When there is a shortfall in revenues, operating results are likely to be adversely affected because most of Actel's expenses do not vary with revenues.

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

              As is common in the semiconductor industry, Actel's independent wafer suppliers from time to time experience lower than anticipated yields of usable die. To the extent yields of usable die decrease, the average cost to Actel of each usable die increases, which reduces gross margin. Wafer yields can decline without warning and may take substantial time to analyze and correct, particularly for a company such as Actel that does not operate its own manufacturing facility, but instead utilizes independent facilities, almost all of which are offshore. Yield problems may also increase the time to market for Actel's products and create inventory shortages and dissatisfied customers. No assurance can be given that Actel will not experience wafer supply problems in the future.

              In addition, Actel typically experiences difficulties and delays in achieving satisfactory, sustainable yields on new processes or at new foundries, particularly when new technologies are involved. For example, Actel and GateField have struggled for more than two years to achieve acceptable yields on the flash process for ProASIC devices at Infineon. Although Actel believes it has been able to overcome these difficulties in the past, no assurance can be given that it will be able to do so with respect to the flash process at Infineon or any other new process and/or new foundry.

              Price Erosion

              The semiconductor industry is characterized by intense competition. Historically, the average selling price of products in the semiconductor industry generally have declined significantly over the life of each product. While Actel expects to reduce the average selling prices of its products over time as it achieves manufacturing cost reductions, Actel is sometimes required by competitive pressures to reduce the prices of its new products more quickly than such cost reductions can be achieved. In addition, Actel sometimes approves price reductions on specific sales to meet competition. Declines in the average selling prices of Actel's products will reduce net revenues unless offset by greater unit sales or a shift in the mix of products sold toward higher-priced products. In addition, declines in the average selling prices of Actel's products will reduce gross margins unless offset by reductions in costs or by a shift in the mix of products sold toward higher-margin products.

       Force Majeure

       The performance of Actel and each of its foundries, suppliers, subcontractors, distributors, agents, and customers is subject to events or conditions beyond such party's control, including labor disputes, acts of public enemies or terrorists, war or other military conflicts, blockades, insurrections, riots, epidemics, quarantine restrictions, landslides, lightning, earthquakes, fires, storms, floods, washouts, arrests, civil disturbances, restraints by or actions of governmental bodies acting in a sovereign capacity (including export or security restrictions on information, material, personnel, equipment, or otherwise), breakdowns of plant or machinery, inability to obtain transport or supplies, and the like. Actel's foundry partners in Japan and Taiwan and its operations in California are centered in areas that have been seismically active in the recent past. In addition, the countries outside of the United States in which Actel's foundry partners and assembly and other subcontractors are located have unpredictable and potentially volatile economic, social, or political conditions, including the risk of conflict between Taiwan and the People's Republic of China. The occurrence of any of these circumstances could disrupt Actel's operations and may have a materially adverse effect on Actel's business, financial condition, or results of operations.

       Actel's corporate offices are located in California, which is currently susceptible to power outages and shortages as well as increased energy costs, which will increase Actel's operating expenses. More extensive power shortages in the state could disrupt Actel's operations and interrupt its research and development activities.

       Forward-Looking Statements

       All forward-looking statements contained in this Annual Report on Form 10-K, including all forward-looking statements contained in any document incorporated herein by reference, are made pursuant to the safe harbor provisions of the Public Securities Litigation Reform Act of 1995. Words such as "anticipates," "believes," "estimates," "expects," intends," "plans," "projects," "seeks," and variations of such words and similar expressions are intended to identify the forward-looking statements. The forward-looking statements include projections and trends relating to acquisitions; amortization of goodwill and other acquisition-related expenses; average selling prices; competition and competitive factors; customer service and technical support; distributors; dividends and retention of earnings; embedded logic strategy; employee relations and hiring; expansion and growth; export licensing; facilities; financial condition and liquidity; gross margin; hardware and software availability and features; intellectual property protection and claims; issuance and repurchase of securities and dilution; litigation and dispute; markets, including the e-appliance, embedded logic, and space markets; process development; product availability and delivery; research and development expenditures; revenues, including international sales; selling, general, and administrative expenditures; useful life estimates; and wafer yields. All forward-looking statements are based on current expectations and projections about the semiconductor industry and programmable logic market, and assumptions made by Actel's management that reflect its best judgment based on other factors currently known by management, but they are not guarantees of future performance. Thus, actual events and results may differ materially from those expressed or forecast in the forward-looking statements due to the risk factors identified herein or for other reasons. Actel undertakes no obligation to update any forward-looking statement contained or incorporated by reference in this Annual Report on Form 10-K.

       Future Capital Needs


       Actel must continue to make significant investments in research and development as well as capital equipment and expansion of facilities. Actel's future capital requirements will depend on many factors, including (among others) product development, investments in working capital, and acquisitions of complementary businesses, products, or technologies. Wafer manufacturers are increasingly demanding financial support from customers in the form of equity investments and advance purchase price deposits, which in some cases are substantial. Should Actel require additional capacity, it may be required to incur significant expenditures to secure such capacity.

       To the extent that existing resources and future earnings are insufficient to fund Actel's operations, Actel may need to raise additional funds through public or private debt or equity financings. If additional funds are raised through the issuance of equity securities, the percentage ownership of current shareholders will be reduced and such equity securities may have rights, preferences, or privileges senior to those of the holders of Actel's Common Stock. No assurance can be given that additional financing will be available or that, if available, it can be obtained on terms favorable to Actel and its shareholders. If adequate funds are not available, Actel may be required to delay, limit, or eliminate some or all of its proposed operations.

       Gross Margin

       Actel's gross margin is the difference between the revenues it receives from the sale of its products and the cost of those products. The price Actel can charge for a product is constrained principally by its competitors. While competition has always been intense, Actel believes price competition is becoming more acute. This may be due in part to the transition toward high-level design methodologies, which permit designers to wait until later in the design process before selecting a programmable or masked silicon device and make it easier to convert between PLDs or between a programmable and a masked silicon device. These competitive pressures may cause Actel to reduce the prices of its products more quickly than it can achieve cost reductions, which would reduce Actel's gross margin and may have a materially adverse effect on its operating results.

       One of the most important variables affecting the cost of Actel's products is manufacturing yields. With its customized antifuse and flash manufacturing process requirements, Actel almost invariably experiences difficulties and delays in achieving satisfactory, sustainable yields on new processes or at new foundries. Actel introduced the ProASIC family of devices in 1999. Until satisfactory yields are achieved on this new product family, they generally will be sold at lower gross margins than Actel's mature product families. Depending upon the rate at which sales of these new products ramp and the extent to which they displace mature products, the lower gross margins could have a materially adverse effect on Actel's operating results.

       Management of Growth

       Actel has in the past experienced and expects to again experience growth in the number of its employees and the scope of its operations, resulting in increased responsibilities for management personnel. To manage future growth effectively, Actel will need to continue to hire, train, motivate, and manage a growing number of employees. The future success of Actel will also depend on its ability to attract and retain qualified technical, marketing, and management personnel. In particular, the current availability of qualified silicon design, software design, process, and test engineers is limited, and competition among companies for skilled and experienced engineering personnel is very strong. During strong business cycles, Actel expects to experience difficulty in filling its needs for qualified engineers and other personnel. No assurance can be given that Actel will be able to achieve or manage effectively any such growth, and failure to do so could delay product development and introductions or otherwise have a materially adverse effect on Actel's business, financial condition, or results of operations.

       Manufacturing Yields

       Actel depends upon its independent wafer suppliers to produce wafers with acceptable yields and to deliver them to Actel in a timely manner. Currently, substantially all of Actel's revenues are derived from products based on Actel's proprietary antifuse process technologies. Successful implementation of antifuse process technology requires a high degree of coordination between Actel and its foundry. Therefore, significant lead-time is required to reach volume production on new processes and at new foundries. Accordingly, no assurance can be given that volume production on Actel's new or next-generation families will be achieved in the near term or at all.

       Actel introduced the ProASIC family of devices in 1999. While ProASIC products are based on a flash process technology that is less customized than an antifuse process, it is also a technology less familiar to Actel. In addition, it is generally more difficult to bring up an advanced flash process than it is to bring up an advanced antifuse process. Actel has always experienced difficulty achieving satisfactory, sustainable yields on new process technologies at new foundries, and the flash process for ProASIC devices at Infineon has been no different. Although Actel believes that it has been able to overcome these difficulties in the past, no assurance can be given that it will be able to do so with respect to the ProASIC products. In any event, until satisfactory yields are achieved on ProASIC devices, they generally will be sold at lower gross margins than Actel's mature product families, which could have a materially adverse effect on operating results.

       The fabrication of antifuse or flash wafers is a complex process that requires a high degree of technical skill, state-of-the-art equipment, and effective cooperation between the wafer supplier and the circuit designer to produce acceptable yields. Minute impurities, errors in any step of the fabrication process, defects in the masks used to print circuits on a wafer, and other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to be non-functional. As is common in the semiconductor industry, Actel has experienced from time to time in the past, and expects to experience in the future, production yield problems and delivery delays. Any prolonged inability to obtain adequate yields or deliveries could have a materially adverse effect on Actel's business, financial condition, or results of operations.

       One-Time Programmability and In-System Reprogrammability

       The nonvolatility of Actel's antifuse FPGAs is necessary or desirable in some applications, but all other things being equal, logic designers generally would prefer to prototype with a reprogrammable logic device. This is because the designer can reuse the device if he or she makes an error. The visibility associated with discarding a one-time programmable device often causes designers to select a reprogrammable device even when the alternative one-time programmable device offers significant advantages. This bias in favor of designing with reprogrammable logic devices appears to increase as the size of the design increases, and is a major reason Actel decided to offer reprogrammable ProASIC devices. No assurance can be given that Actel will be able to overcome this competitive disadvantage.

       While Actel's ProASIC flash FPGAs are reprogrammable, designers and end-users desire the ability to reprogram PLDs after they have been placed on a printed circuit board. Currently, ProASIC does not generally support in-system reprogrammability. No assurance can be given that Actel will be able to overcome this competitive disadvantage.

       Patent Infringement

       On March 29, 2000, Unisys brought suit in the United States District Court for the Northern District of California, San Jose Division, against Actel seeking monetary damages and injunctive relief based on Actel's alleged infringement of four patents held by Unisys. Actel believes that it has meritorious defenses to the claims asserted by Unisys and intends to defend itself vigorously in this matter. After consideration of the information currently known, Actel does not believe that the ultimate outcome of this case will have a materially adverse effect on Actel's business, financial condition, or results of operations, although no assurance to that effect can be given. The foregoing is a forward-looking statement subject to all of the risks and uncertainties of a legal proceeding, including the discovery of new information and unpredictability as to the ultimate outcome.

       As is typical in the semiconductor industry, Actel has been and expects to be notified from time to time of claims that it may be infringing patents owned by others. During 2000, Actel continued to hold discussions with several third parties regarding potential patent infringement issues, including two semiconductor manufacturers with significantly greater financial and intellectual property resources than Actel. As it has in the past, Actel may obtain licenses under patents that it is alleged to infringe. Although patent holders commonly offer licenses to alleged infringers, no assurance can be given that licenses will be offered or that the terms of any offered licenses will be acceptable to Actel. Failure to obtain a license for technology allegedly used by Actel could result in litigation. All litigation, whether or not determined in favor of Actel, can result in significant expense to Actel and can divert the efforts of Actel's technical and management personnel from productive tasks. While Actel believes that reasonable resolution will occur, there can be no assurance that these claims will be resolved or that the resolution of these claims will not have a materially adverse effect on Actel's business, financial condition, or results of operations. In addition, Actel's evaluation of the probable impact of these pending disputes could change based upon new information learned by Actel. Subject to the foregoing, Actel does not believe that any pending patent dispute is likely to have a materially adverse effect on Actel's financial condition, results of operations, or liquidity.

       Actel has obtained patents covering aspects of its FPGA architecture and logic modules and certain techniques for manufacturing its antifuse, but no assurance can be given that Actel's patents will be determined to be valid or that any assertions of infringement or invalidity by other parties will not be successful. In addition, Actel has agreed to defend and indemnify customers from and against claims that Actel products infringe the patent or other intellectual rights of third parties. In the event of an adverse ruling in any litigation involving intellectual property, Actel could suffer significant (and possibly treble) monetary damages, which could have a materially adverse effect on Actel's business, financial condition, or results of operations. Actel may also be required to discontinue the use of infringing processes; cease the manufacture, use, and sale of infringing products; expend significant resources to develop non-infringing technology; or obtain licenses under patents that it is infringing. In the event of a successful claim against Actel, Actel's failure to develop or license a substitute technology on commercially reasonable terms could have a materially adverse effect on Actel's business, financial condition, and results of operations.

       In February 2001, Actel introduced its new SRAM-based VariCore EPGA IP cores. Under the Xilinx Agreement, Actel did not receive sublicense rights under any Xilinx patents.

       Potential Acquisitions

       In pursuing its business strategy, Actel may acquire products, technologies, or businesses from third parties. Identifying and negotiating these acquisitions may divert substantial management time away from Actel's operations. An acquisition could absorb substantial cash resources, require Actel to incur or assume debt obligations, and/or involve the issuance of additional Actel equity securities. The issuance of additional equity securities may dilute, and could represent an interest senior to the rights of, the holders of Actel's Common Stock. An acquisition accounted for as a purchase could involve significant one-time write-offs (possibility resulting in a loss for the fiscal year in which it is taken) and would require the amortization of any goodwill and indentifiable intangibles over a number of years, which would adversely affect earnings in those years. Any acquisition would require attention from Actel's management to integrate the acquired entity into Actel's operations, may require Actel to develop expertise outside its existing business, and could result in departures of management from either Actel or the acquired entity. An acquired entity may have unknown liabilities, and its business may not achieve the results anticipated at the time it is acquired by Actel. The occurrence of any of these circumstances could disrupt Actel's operations and may have a materially adverse effect on Actel's business, financial condition, or results of operations.

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

       Reliance on Distributors

       In 2000, a majority of Actel's sales were made through distributors. Three of Actel's distributors, Arrow, Pioneer, and Unique, accounted for 17%, 13%, and 15%, respectively, of Actel's net revenues in 2000. No assurance can be given that future sales by these or other distributors will continue at current levels or that Actel will be able to retain its current distributors on terms that are acceptable to Actel.

       Actel's distributors generally offer products of several different companies, including products that are competitive with Actel's products. Accordingly, there is a risk that these distributors may give higher priority to products of other suppliers, thus reducing their efforts to sell Actel's products. In addition, Actel's agreements with its distributors are generally terminable at the distributor's option. A reduction in sales efforts by one or more of Actel's current distributors or a termination of any distributor's relationship with Actel could have a materially adverse effect on Actel's business, financial condition, or results of operations.

       Actel defers recognition of revenue on shipments to distributors until the product is resold by the distributor to the end user. Actel's distributors have on occasion built inventories in anticipation of substantial growth in sales and, when such growth did not occur as rapidly as anticipated, substantially reduced the amount of product ordered from Actel in subsequent quarters. Such a slowdown in orders would generally reduce Actel's profit margins on future sales of higher cost products because Actel would be unable to take advantage of any manufacturing cost reductions while the distributor depleted its inventory at lower average selling prices. In addition, while Actel believes that its major distributors are currently adequately capitalized, no assurance can be given that one or more of Actel's distributors will not experience financial difficulties. The failure of one or more of Actel's distributors to pay for products ordered from Actel or to continue operations because of financial difficulties or for other reasons could have a materially adverse effect on Actel's business, financial condition, or results of operations.

       Reliance on International Sales

       Sales to customers outside the United States accounted for 32%, 29%, and 33% of Actel's net revenues for 2000, 1999, and 1998, respectively. Of these export sales, the largest portion was derived from European customers. Actel expects that revenues derived from international sales will continue to represent a significant portion of its total revenues. International sales are subject to a variety of risks, including longer payment cycles, greater difficulty in accounts receivable collection, currency exchange risks, currency restrictions, tariffs, trade barriers, taxes, export license requirements, and the impact of recessionary environments in economies outside the United States. All of Actel's foreign sales are denominated in U.S. dollars, so Actel's products become less price competitive in countries with currencies that are declining in value against the dollar. In addition, since a majority of Actel's foreign sales are made through distributors, such sales are subject to the risks described above in "Reliance on Distributors."

       Semiconductor Industry Risks

       The semiconductor industry has historically been cyclical and periodically subject to significant economic downturns, which are characterized by diminished product demand, accelerated price erosion, and overcapacity. Beginning in the fourth quarter of fiscal 2000, Actel and the semiconductor industry in general experienced reduced bookings and backlog cancellations, resulting in slower revenue growth, due to excess inventories at communications, computer, and consumer equipment manufacturers and a general softening in the overall economy. The downturn in sales may become more severe, could be prolonged, and will have a disproportionate effect on Actel's profitability. Actel may in the future experience substantial period-to-period fluctuations in business and results of operations due to general semiconductor industry conditions, overall economic conditions, or other factors, including legislation and regulations governing the import or export of semiconductor products.

       Technological Change and Dependence on New Product Development

       The market for Actel's products is characterized by rapidly changing technology, frequent new product introductions, and declining average selling prices over product life cycles, each of which makes the timely introduction of new products a critical objective of Actel. Actel's future success is highly dependent upon the timely completion and introduction of new products at competitive price and performance levels. In evaluating new product decisions, Actel must anticipate well in advance both the future demand and the technology that will be available to supply such demand. Failure to anticipate customer demand, delays in developing new products with anticipated technological advances, or failure to coordinate the design and development of silicon and associated software products could have a materially adverse effect on Actel's business, financial condition, or results of operation.

       No assurance can be given that Actel's design and introduction schedules for new products or the supporting software or hardware will be met, that any new products will gain market acceptance, or that Actel will respond effectively to new technological changes or new product announcements by others. Any failure of Actel to successfully define, develop, market, manufacture, assemble, test, or program competitive new products could have a materially adverse effect on its business, financial condition, or results of operations.

       In addition, there are greater technological and operational risks associated with new products. The inability of Actel's wafer suppliers to produce advanced products; delays in commencing or maintaining volume shipments of new products; the discovery of product, process, software, or programming failures; and any related product returns could each have a materially adverse effect on Actel's business, financial condition, or results of operation.

       Actel must also continue to make significant investments in research and development to develop new products and achieve market acceptance for such products. Actel conducts most of its research and development activities at facilities operated by its foundries. Although Actel has not to date experienced any significant difficulty in obtaining access to such facilities, no assurance can be given that access will not be limited or that such facilities will be adequate to meet Actel's needs in the future.

       Volatility of Stock

       The price of Actel's Common Stock can fluctuate substantially on the basis of such factors as announcements of new products by Actel or its competitors, quarterly fluctuations in Actel's financial results or the financial results of other semiconductor companies, or general conditions in the semiconductor industry, financial markets, or economy. In addition, stock markets have experienced extreme price and volume volatility in recent years. This volatility has had a substantial effect on the market prices of the securities issued by technology companies, at times for reasons unrelated to the operating performance of the specific companies.

Executive Officers of the Registrant

       The following table identifies each executive officer of Actel as of March 31, 2001:

        Name          Age                       Position
-------------------- ----- -----------------------------------------------------

John C. East........  56   President and Chief Executive Officer
Henry L. Perret.....  55   Vice President of Finance and Chief Financial Officer
Esmat Z. Hamdy......  51   Senior Vice President of Technology & Operations
Anthony Farinaro....  38   Vice President & General Manager of Design Services
Paul V. Indaco......  50   Vice President of Worldwide Sales
Dennis G. Kish......  37   Vice President of Marketing
Fares N. Mubarak....  39   Vice President of Engineering
David L. Van De Hey.  45   Vice President & General Counsel and Secretary

       Mr. East has served as President and Chief Executive Officer of Actel since December 1988. From April 1979 until joining Actel, Mr. East served in various positions with Advanced Micro Devices, a semiconductor manufacturer, including Senior Vice President of Logic Products from November 1986 to November 1988. From December 1976 to March 1979, he served as Operations Manager for Raytheon Semiconductor. From September 1968 to December 1976, Mr. East served in various marketing, manufacturing, and engineering positions for Fairchild Camera and Instrument Corporation, a semiconductor manufacturer.

       Mr. Perret joined Actel in January 1996 as Controller and has been Vice President of Finance and Chief Financial Officer since June 1997. From April 1992 until joining Actel, he was the Site Controller for the manufacturing division of Applied Materials, a maker of semiconductor manufacturing equipment, in Austin, Texas. From 1978 to 1991, Mr. Perret held various financial positions with National Semiconductor, a semiconductor manufacturer.

       Dr. Hamdy is a founder of Actel, was Vice President of Technology from August 1991 to March 1996 and Senior Vice President of Technology from March 1996 to September 1996, and has been Senior Vice President of Technology and Operations since September 1996. From November 1985 to July 1991, he held a number of management positions with Actel's technology and development group. From January 1981 to November 1985, Dr. Hamdy held various positions at Intel Corporation, a semiconductor manufacturer, lastly as project manager.

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

       Mr. Indaco joined Actel in March 1999 as Vice President of Worldwide Sales. From January 1996 until joining Actel, he served as Vice President of Sales for Chip Express, a semiconductor manufacturer. From January September 1994 to January 1996, Mr. Indaco was Vice President of Sales for Redwood
Microsystems, a semiconductor manufacturer. From February 1984 to September 1994, he held senior sales management positions with LSI Logic, a semiconductor manufacturer. From June 1978 to February 1984, Mr. Indaco held various field engineering sales and marketing positions with Intel Corporation, a semiconductor manufacturer. From June 1976 to June 1978, he held various marketing positions with Texas Instruments, a semiconductor manufacturer.

       Mr. Kish joined Actel in December 1999 as Vice President of Strategic Product Marketing and became Vice President of Marketing in July 2000. Prior to joining Actel, he held senior management positions at Synopsys, an EDA company, and Atmel, a semiconductor manufacturer. Before that, Mr. Kish held sales and engineering positions with Texas Instruments, a semiconductor manufacturer.

       Mr. Mubarak joined Actel in November 1992, was Director of Product and Test Engineering until October 1997, and has been Vice President of Engineering since October 1997. From 1989 until joining Actel, he held various engineering and engineering management positions with Samsung Semiconductor Inc., a semiconductor manufacturer, and its spin-off, IC Works, Inc. From 1984 to 1989, Mr. Mubarak held various engineering, product planning, and engineering management positions with Advanced Micro Devices, a semiconductor manufacturer.

       Mr. Van De Hey joined Actel in July 1993 as Corporate Counsel, became Secretary in May 1994, and has been Vice President & General Counsel since August 1995. From November 1988 to September 1993, he was an associate with Wilson, Sonsini, Goodrich & Rosati, Professional Corporation, a law firm in Palo Alto, California, and Actel's outside legal counsel. From August 1985 until October 1988, he was an associate with the Cleveland office of Jones, Day, Reavis & Pogue, a law firm.

       Executive officers serve at the discretion of the Board of Directors.

ITEM 2.   PROPERTIES

       Actel's principal administrative, marketing, sales, customer support, design, research and development, and testing facilities are located in Sunnyvale, California, in three buildings that comprise approximately 138,000 square feet. These buildings are leased through June 2003, and Actel has a renewal option for an additional five-year term. Actel also leases sales offices in the metropolitan areas of Atlanta, Basingstoke (England), Boston, Chicago, Dallas, Denver, Hong Kong (China), Houston, Los Angeles, Milan (Italy),
Minneapolis/St. Paul, Munich (Germany), New York, Orlando, Paris (France), Ottawa (Ontario), Philadelphia, Raleigh, Seattle, Seoul (Korea), Stockholm (Sweden), Tokyo (Japan), and Washington D.C., as well as the facilities of the Design Services Group in Mt. Arlington, New Jersey, and the facility formerly occupied by GateField in Fremont, California. Actel believes its facilities will be adequate for its needs in 2001.

ITEM 3.   LEGAL PROCEEDINGS

       Except as described below, there are no pending legal proceedings of a material nature to which Actel is a party or of which any of its property is the subject. There are no such legal proceedings known by Actel to be contemplated by any governmental authority.

       Unisys v. Actel and QuickLogic (CV C-00 01114 WDB)

       On March 29, 2000, Unisys brought suit in the United States District Court for the Northern District of California, San Jose Division, against Actel seeking monetary damages and injunctive relief. The summons and complaint were served on Actel on April 10, 2000. The complaint alleges that Actel has infringed and is currently infringing four United States patents that belong to plaintiff: U.S. Patent No. 4,442,507, issued April 10, 1984; U.S. Patent No. 5,296,722, issued March 22, 1994; U.S. Patent No. 5,407,851, issued April 18,
1995;  and U.S.  Patent No.  5,496,763,  issued March 5, 1996.  On May 15, 2000,
Unisys served its Initial Disclosure of Asserted Claims, identifying the SX and SX-A family of FPGAs as the specific Actel products being accused of infringement, and identifying the specific claims of each of the patents in suit alleged to be infringed by those products. On September 25, 2000, Actel filed its First Amended Answer to the Complaint, denying that it has infringed or is infringing any of the patents in suit, and alleging, among other things, that each of those patents is invalid for failure to meet the statutory requirements for patentability. With its amended answer, Actel also filed a counterclaim against Unisys seeking a judicial declaration that each of the Unisys patents in suit is invalid, unenforceable, and not infringed by Actel. On October 26, 2000, the Court entered its Order for Pretrial Preparation, which established various deadlines in the case and set the case for trial on March 25, 2002. The case is in its early stages and, as of March 30, 2001, no depositions or other substantial discovery had yet been conducted. Actel believes that it has meritorious defenses to the claims asserted by Unisys and intends to defend itself vigorously in this matter. After consideration of the information currently known, Actel does not believe that the ultimate outcome of case will have a materially adverse effect on Actel's business, financial condition, or results of operations, although no assurance can be given to that effect. The foregoing is a forward-looking statement subject to all of the risks and uncertainties of a legal proceeding, including the discovery of new information and unpredictability as to the ultimate outcome.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM5.   MARKET FOR THE  REGISTRANT'S  COMMON  STOCK AND  RELATED  SHAREHOLDER
         MATTERS

       The information appearing under the caption "Stock Listing" in the Registrant's annual report to security holders for the fiscal year ended December 31, 2000 (2000 Annual Report), is incorporated herein by this reference.

       On March 30, 1998, Actel and Crosspoint Solutions, Inc. (Crosspoint) entered into a Patent Sale and Purchase Agreement, pursuant to which Actel purchased from Crosspoint its patents and patent applications in consideration of 25,000 shares of Actel's Common Stock. On the same day, Crosspoint assigned its right to receive such shares to ASCII of America, Inc. (AOA). The shares issued and delivered to AOA, as assignee of Crosspoint, were exempt from registration pursuant to Section 4(2) of the Securities Act because such shares were sold to an accredited investor who had access to financial and other relevant data concerning Actel.

       On December 21, 1999, Actel acquired AutoGate Logic, Inc. (AGL) by merger. The purchase price of $7.2 million included the issuance of 285,943 shares of Actel Common Stock and the assumption of options to purchase 89,057 shares of Actel Common Stock. The shares issued and delivered to AGL shareholders were exempt from registration pursuant to Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder because such shares were sold to investors who were "accredited" and had access to financial and other relevant data concerning Actel or were represented by a qualified "purchaser representative" under Regulation D.

       On June 2, 2000, Actel acquired Prosys by merger. The purchase price of $24.5 million included the issuance of 220,518 shares of Actel common stock and the assumption of options to purchase 294,000 shares of Actel Common Stock. The shares issued and delivered to Prosys shareholders were exempt from registration pursuant to Section 4(2) of the Securities Act because such shares were sold to accredited investors who had access to financial and other relevant data concerning Actel.

ITEM 6.   SELECTED FINANCIAL DATA

       The information appearing under the caption "Selected Consolidated Financial Data" in the 2000 Annual Report is incorporated herein by this reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The information appearing under the caption "Management's Discussion and Analysis of Financial Conditions and Results of Operations" of the 2000 Annual Report is incorporated herein by this reference.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The information appearing under the caption "Market Risk" under the main caption "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in the 2000 Annual Report is incorporated herein by this reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The information appearing under the captions "Consolidated Balance Sheets," "Consolidated Statements of Income," "Consolidated Statements of
Shareholders' Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements," and "Report of Ernst & Young LLP, Independent Auditors" in the 2000 Annual Report is incorporated herein by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                                    PART III

       Except for the information specifically incorporated by reference from Actel's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2001, as filed on or about April 7, 2001, with the Securities and Exchange Commission (2001 Proxy Statement) in Part III of this Annual Report on Form 10-K, the 2001 Proxy Statement shall not be deemed to be filed as part of this Report. Without limiting the foregoing, the information under the captions "Compensation Committee Report," "Audit Committee Report," and "Company Stock Performance" under the main caption "OTHER INFORMATION" in the 2001 Proxy Statement are not incorporated by reference in this Annual Report on Form 10-K.

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The information regarding the identification and business experience of Actel's directors under the caption "Nominees" under the main caption "PROPOSAL NO. 1 -- ELECTION OF DIRECTORS" in the 2001 Proxy Statement and the information under the main caption "COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934" in the 2001 Proxy Statement are incorporated herein by this reference. For information regarding the identification and business experience of Actel's executive officers, see "Executive Officers of the Registrant" at the end of Item 1 in Part I of this Annual Report on Form 10-K.

ITEM 11.   EXECUTIVE COMPENSATION

       The information under the caption "Director Compensation" under the main caption "PROPOSAL NO. 1 -- ELECTION OF DIRECTORS" in the 2001 Proxy Statement and the information under the caption "Executive Compensation" under the main caption "OTHER INFORMATION" in the 2001 Proxy Statement are incorporated herein by this reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information under the caption "Share Ownership" under the main caption "INFORMATION CONCERNING SOLICITATION AND VOTING" in the 2001 Proxy Statement and the information under the caption "Security Ownership of Management" under the main caption "OTHER INFORMATION" in the 2001 Proxy Statement are incorporated herein by this reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information under the caption "Certain Transactions" under the main caption "OTHER INFORMATION" in the 2001 Proxy Statement is incorporated herein by this reference.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

       (a) The following documents are filed as part of this Annual Report on Form 10-K:

              (1) Financial Statements. The following consolidated financial statements of Actel Corporation included in the 2000 Annual Report are incorporated by reference in Item 8 of this Annual Report on Form 10-K:

                     Consolidated balance sheets at December 31, 2000 and 1999

                     Consolidated statements of income for each of the three years in the period ended December 31, 2000

                     Consolidated statements of shareholders' equity for each of the three years in the period ended December 31, 2000

                     Consolidated statements of cash flows for each of the three years in the period ended December 31, 2000

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

       (b) Reports on Form 8-K. On November 30, 2000, Actel filed a Current Report on Form 8-K regarding the completion of Actel's acquisition of GateField on November 15, 2000. On January 29, 2001, Actel filed Amendment No. 1 to the Current Report on Form 8-K, which included the required financial statements of the business acquired and the required pro forma financial information.

       (c) Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-K:


  Exhibit Number                        Description
  --------------  -----------------------------------------------------------

         3.1 Restated Articles of Incorporation (filed as Exhibit 3.2 to the Registrant's Registration Statement on Form S-1 (File No. 33-64704), declared effective on August 2, 1993).

         3.2 Restated Bylaws of the Registrant (filed as Exhibit 3.3 to the Registrant's Registration Statement on Form S-1 (File No. 33-64704), declared effective on August 2, 1993).

         10.1(2) Form of Indemnification Agreement for directors and officers (filed as Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 (File No. 33-64704), declared effective on August 2, 1993).

  Exhibit Number                        Description
  --------------  -----------------------------------------------------------

         10.2(2) 1986 Incentive Stock Option Plan, as amended and restated (filed as Exhibit 10.2 to the Registrant's Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended January 2, 2000).

         10.3(2) 1993 Directors' Stock Option Plan, as amended and restated (filed as Exhibit 10.3 to the Registrant's Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended December 28, 1997).

         10.4(2) 1993 Employee Stock Purchase Plan, as amended and restated (filed as Exhibit 10.4 to the Registrant's Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended December 28, 1997).

         10.5(2) 1995 Employee and Consultant Stock Plan, as amended and restated (filed as Exhibit 10.5 to the Registrant's Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended December 29, 1996).

         10.6(2)  Employee Retention Plan, as amended and restated.

         10.7(2)  Deferred Compensation Plan, as amended and restated.

         10.8 Form of Distribution Agreement (filed as Exhibit 10.13 to the Registrant's Registration Statement on Form S-1 (File No. 33-64704), declared effective on August 2, 1993).

         10.9(1) Patent Cross License Agreement dated April 22, 1993 between the Registrant and Xilinx, Inc. (filed as Exhibit 10.14 to the Registrant's Registration Statement on Form S-1 (File No. 33-64704), declared effective on August 2, 1993).

         10.10 Manufacturing Agreement dated February 3, 1994 between the Registrant and Chartered Semiconductor Manufacturing Pte Ltd (filed as Exhibit 10.17 to the Registrant's Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended January 2, 1994).

         10.11 Distribution Agreement dated June 1, 1994, between the Registrant and Arrow Electronics, Inc. (filed as Exhibit 10.18 to the Registrant's Quarterly Report on Form 10-Q (File No. 0-21970) for the quarterly period ended July 3, 1994).

         10.12(1) Product  Development  and Marketing  Agreement dated August 1,
                  1994, between the Registrant and Loral Federal Systems Company (filed as Exhibit 10.19 to the Registrant's Quarterly Report on Form 10-Q (File No. 0-21970) for the quarterly period ended October 2, 1994).

         10.13(1) Foundry  Agreement  dated as of June  29,  1995,  between  the
                  Registrant and Matsushita Electric Industrial Co., Ltd and Matsushita Electronics Corporation (filed as Exhibit 10.25 to the Registrant's Quarterly Report on Form 10-Q (File No. 0-21970) for the quarterly period ended July 2, 1995).

  Exhibit Number                        Description
  --------------  -----------------------------------------------------------

         10.14 Lease Agreement for the Registrant's offices in Sunnyvale, California, dated May 10, 1995 (filed as Exhibit 10.19 to the Registrant's Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended December 31, 1995).

         10.15(1) License  Agreement  dated  as of March 6,  1995,  between  the
                  Registrant and BTR, Inc. (filed as Exhibit 10.20 to the Registrant's Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended December 29, 1996).

         10.16 Asset Purchase Agreement dated August 14, 1998, between GateField Corporation and Actel Corporation (filed as Exhibit
                  2.1 to GateField Corporation's Current Report on Form 8-K (File No. 0-13244) on August 14, 1998, and incorporated herein by this reference).

         10.17(1) Patent Cross License Agreement dated August 25, 1998,  between
                  Actel  Corporation  and  QuickLogic  Corporation.   (filed  as
                  Exhibit 10.19 to the Registrant's Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended January 3, 1999).

         10.18 Amended And Restated Agreement and Plan of Merger by and among Actel Corporation, GateField Acquisition Corporation, and GateField Corporation dated as of May 31, 2000 (filed as Annex I to GateField Corporation's Definitive Proxy Statement on
                  Schedule 14A (File No. 0-13244) on June 9, 2000, and incorporated herein by this reference).

         10.19 Agreement and Plan of Reorganization by and between Actel Corporation and Prosys Technology, Inc., Jung-Cheun "Frank" Lien, Sheng "Jason" Feng, Chung Sun, Eddy Huang, and Nan Horng Yeh dated as of June 2, 2000 (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 0-21970) on June 16, 2000, and incorporated herein by this reference).

         13 Portions of Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2000, incorporated by reference into this Report on Form 10-K.

         21       Subsidiaries of Registrant (see page 52)

         23       Consent of Ernst & Young LLP,  Independent  Auditors (see page
                  50)

         24       Power of Attorney (see page 49)

------------------------

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

         (d) Financial Statement Schedule. The following financial statement schedule of Actel Corporation is filed as part of this Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements of Actel Corporation, including the notes thereto, and the Report of Independent Auditors with respect thereto:

     Schedule                     Description                          Page
     --------     --------------------------------------------------   ----
       II         Valuation and qualifying accounts                     51

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

                                                          ACTEL CORPORATION




March 31, 2001                        By:          /s/ John C. East
                                         ---------------------------------------
                                                     John C. East
                                         President and Chief Executive Officer

                                                                     SCHEDULE II

                                ACTEL CORPORATION

                     --------------------------------------

                        Valuation and Qualifying Accounts
                                 (in thousands)

                                                                Balance at                                Balance at
                                                                beginning                                   end of
                                                                of period     Provisions    Write-Offs      period
                                                               ------------  ------------  ------------  ------------
Allowance for doubtful accounts:
   Year ended December 31, 1998...........................     $      1,632  $          5  $         83  $      1,554
   Year ended December 31, 1999...........................            1,554            --           475         1,079
   Year ended December 31, 2000...........................            1,079            91           100         1,070