Form 10-Q
period 2001-04-01
ACTEL CORP
filed 2001-05-11
CIK 907687

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                     --------------------------------------

                                    FORM 10-Q

(Mark One)

   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 1, 2001

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

     Number of shares of Common Stock outstanding as of May 9, 2001: 23,608,348

                         PART I -- FINANCIAL INFORMATION

Item 1.       Financial Statements.

                                ACTEL CORPORATION

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
               (unaudited, in thousands except per share amounts)

                                                                                        Three Months Ended
                                                                             ---------------------------------------
                                                                                Apr. 1,         Apr. 2,      Dec. 31,
                                                                                  2001           2000          2000
                                                                             -----------   -----------   -----------
Net revenues............................................................     $    45,034   $    50,666   $    60,129
Costs and expenses:
   Cost of revenues.....................................................          16,874        19,208        22,069
   Research and development.............................................           9,764         8,351        10,035
   Selling, general, and administrative.................................          11,184        11,529        12,275
   Amortization of goodwill and other acquisition related intangibles...           3,749         1,023         3,165
   Purchased in-process research and development........................              --            --         5,088
                                                                             -----------   -----------   -----------
         Total costs and expenses.......................................          41,571        40,111        52,632
                                                                             -----------   -----------   -----------
Income from operations..................................................           3,463        10,555         7,497
Interest income and other, net..........................................           2,085         1,305         2,455
                                                                             -----------   -----------   -----------
Income before tax provision and equity in net loss of equity method
   investee.............................................................           5,548        11,860         9,952
Equity in net (loss) of equity method investee..........................              --          (123)       (1,044)
Tax provision...........................................................           2,753         3,638         5,453
                                                                             -----------   -----------   -----------
Net income..............................................................     $     2,795   $     8,099   $     3,455
                                                                             ===========   ===========   ===========

Net income per share:
   Basic................................................................     $      0.12   $      0.36   $      0.14
                                                                             ===========   ===========   ===========
   Diluted..............................................................     $      0.11   $      0.32   $      0.13
                                                                             ===========   ===========   ===========

Shares used in computing net income per share:
   Basic................................................................          23,472        22,767        23,890
                                                                             ===========   ===========   ===========
   Diluted..............................................................          25,126        25,467        26,107
                                                                             ===========   ===========   ===========

                                ACTEL CORPORATION

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (unaudited, in thousands)

                                                                                             Apr. 1,       Dec. 31,
                                                                                               2001          2000
                                                                                           -----------   -----------
                                     ASSETS
Current assets:
   Cash and cash equivalents...........................................................    $       529   $     9,266
   Short-term investments..............................................................        137,538       131,544
   Accounts receivable, net............................................................         20,978        29,256
   Inventories, net....................................................................         31,836        25,503
   Deferred income taxes...............................................................         26,118        26,118
   Prepaid expenses and other current assets...........................................          3,130         7,598
                                                                                            -----------   -----------
        Total current assets..........................................................         220,129       229,285
Property and equipment, net............................................................         12,965        12,137
Goodwill, net..........................................................................         44,968        47,470
Other assets, net......................................................................         26,785        23,542
                                                                                           -----------   -----------

                                                                                           $   304,847   $   312,434
                                                                                           ===========   ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable....................................................................    $    13,849   $    14,921
   Accrued salaries and employee benefits..............................................          8,806        17,200
   Other accrued liabilities...........................................................          4,586         5,354
   Income taxes payable................................................................          1,207            --
   Deferred income.....................................................................         38,331        44,858
                                                                                           -----------   -----------
         Total current liabilities.....................................................         66,779        82,333
   Deferred compensation plan liability................................................          1,839            --
                                                                                           -----------   -----------
         Total liabilities.............................................................         68,618        82,333

Commitments and contingencies

Shareholders' equity:
   Common stock........................................................................             24            23
   Additional paid-in capital..........................................................        153,431       150,709
   Retained Earnings...................................................................         82,703        79,908
   Note receivable from officer........................................................           (368)         (368)
   Unearned compensation cost..........................................................           (587)         (922)
   Accumulated other comprehensive income..............................................          1,026           751
                                                                                           -----------   -----------
         Total shareholders' equity....................................................        236,229       230,101
                                                                                           -----------   -----------
                                                                                           $   304,847   $   312,434
                                                                                           ===========   ===========


                                ACTEL CORPORATION

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                                                               Three Months Ended
                                                                                           -------------------------
                                                                                              Apr. 1,        Apr. 2,
                                                                                               2001          2000
                                                                                           -----------   -----------
Operating activities:
   Net income..........................................................................    $     2,795   $     8,099
   Adjustments to reconcile net income to net cash (used in) provided by operating activities:
     Depreciation and amortization.....................................................          5,478         3,117
     Equity in net loss of equity method investee......................................             --           123
     Changes in operating assets and liabilities:
       Accounts receivable.............................................................          8,278        (3,000)
       Inventories.....................................................................         (6,333)       (1,468)
       Other current assets............................................................          1,968          (356)
       Accounts payable, accrued salaries and employee benefits, and other accrued
         liabilities...................................................................         (9,027)       (3,806)
       Deferred income.................................................................         (6,527)        3,183
       Deferred income taxes...........................................................             24          (801)
                                                                                           -----------   -----------
   Net cash (used in) provided by operating activities.................................         (3,344)        5,091
                                                                                           -----------   -----------
Investing activities:
   Purchases of property and equipment.................................................         (2,558)       (1,191)
   Purchases of available-for-sale securities..........................................        (57,295)      (41,773)
   Sales of available-for-sale securities..............................................         51,245        29,538
   Other assets........................................................................             75            76
                                                                                           -----------   -----------
   Net cash (used in) investing activities.............................................         (8,533)      (13,350)
                                                                                           -----------   -----------

Financing activities:
   Issuance of note receivable from officer............................................             --          (368)
   Sale of common stock................................................................          3,140         6,479
                                                                                           -----------   -----------
   Net cash provided by financing activities...........................................          3,140         6,111
                                                                                           -----------   -----------

Net decrease in cash and cash equivalents..............................................         (8,737)       (2,148)
Cash and cash equivalents, beginning of period.........................................          9,266         4,939
                                                                                           -----------   -----------
Cash and cash equivalents, end of period...............................................    $       529   $     2,791
                                                                                           ===========   ===========

Supplemental disclosures of cash flow information:
   Cash paid for taxes.................................................................    $         6   $     2,098


1.     Basis of Presentation and Summary of Significant Accounting Policies

       The accompanying unaudited consolidated financial statements of Actel Corporation (Actel) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

       The consolidated financial statements include the accounts of Actel and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The interim financial statements should be read in conjunction with the audited financial statements included in Actel's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the three months ended April 1, 2001, are not necessarily indicative of results that may be expected for the entire fiscal year, which ends January 6, 2002.

2.     Derivatives and Hedging

       On January 1, 2001, Actel adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires that all derivatives be recognized on the balance sheet at fair market value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in the fair value of the hedged item through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. The adoption of SFAS 133 did not have a material impact on Actel's consolidated financial position or operating results.

       Actel purchases a portion of its wafers used in production from a Japanese supplier denominated in Japanese Yen. The amount of US Dollars that are necessary to purchase wafers is subject to fluctuations in foreign currency exchange rates between the US Dollar and Yen. Actel enters into foreign exchange forward contracts to reduce the variability in the amount of US Dollars that will be required to settle forecasted wafer purchases denominated in Yen.

       Actel's accounting policies for these forward contracts are based on Actel's designation of the yen forward contracts as foreign currency cash flow hedges. The criteria Actel uses for designating an instrument as a hedge includes its effectiveness in exposure reduction and one-to-one matching of the derivative financial instrument with the underlying transaction being hedged. Hedge effectiveness is assessed by comparing the change in fair value of the forward contract with the change in fair value of the forecasted payments. Gains and losses on these contracts are recognized upon usage of the contracts and are included in cost of sales along with the offsetting gain or loss on the underlying transactions being hedged. If the criteria for designation of these instruments as hedging transactions are not met, then the instruments would be marked to market, with gains and losses recognized in that period. At April 1, 2001, and December 31, 2000, Actel had no forward foreign exchange contracts outstanding and no amounts related to valuation of derivative financial instruments were included in other comprehensive income at either date.

       Actel limits the amount of forward foreign exchange contract to the amount sufficient to hedge a maximum three months worth of forecasted yen based payments. Actel does not use forward foreign exchange contracts for speculative or trading purposes. During the first quarter of 2001, Actel recognized $15,000 in loss on the income statement related to forward foreign exchange contracts. The forward contracts were perfectly effective as hedges and offset gains of $15,000 on payments for yen denominated wafer purchases during the period.

3.     Equity Accounting

       During 1998, Actel entered into a product marketing rights agreement with GateField Corporation (GateField) and made investments in GateField common stock and GateField convertible preferred stock, which were valued at cost. During 1999, Actel made additional investments in GateField, which resulted in Actel accounting for its investments in GateField under the equity method commencing July 1, 1999.

       On May 31, 2000, GateField and Actel announced the signing of a definitive agreement to merge. On November 15, 2000, the acquisition was completed and Actel paid cash consideration of $5.25 for each share of GateField common stock not already owned by Actel. Equity accounting was discontinued as a result of the acquisition on November 15, 2000.

4.     Inventories

         Inventories consist of the following:

                                                    Apr. 2,       Dec. 31,
                                                      2001          2000
                                                  -----------   -----------
                                                        (in thousands)
Inventories:
   Purchased parts and raw materials..........    $     7,597   $     5,334
   Work-in-process............................         16,674        11,443
   Finished goods.............................          7,565         8,726
                                                  -----------   -----------
                                                  $    31,836   $    25,503
                                                  ===========   ===========

       Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value). Given the volatility of the market for its products, Actel makes inventory provisions for potentially excess and obsolete inventory based on backlog and forecast demand. However, such backlog demand is subject to revisions, cancellations, and rescheduling. Actual demand will inevitably differ from such backlog and forecast demand, and such differences may be material to the financial statements. Excess inventory increases handling costs and the risk of obsolescence, is a non-productive use of capital resources, and delays realization of the price and performance benefits associated with more advanced manufacturing processes.


5.     Earnings Per Share

       The following table sets forth the computation of basic and diluted earnings per share in accordance with SFAS No. 128, "Earnings per Share":


                                                                                        Three Months Ended
                                                                             ---------------------------------------
                                                                               Apr. 1,       Apr. 2,       Dec. 31,
                                                                                2001          2000           2000
                                                                             ===========   ===========   ===========
                                                                             (in thousands, except per share amounts)
Basic:
Average common shares outstanding.......................................          23,472        22,767        23,890
Shares used in computing net income per share...........................          23,472        22,767        23,890
                                                                             ===========   ===========   ===========
Net income..............................................................     $     2,795   $     8,099   $     3,455
                                                                             ===========   ===========   ===========
Net income per share....................................................     $      0.12   $      0.36   $      0.14
                                                                             ===========   ===========   ===========


Diluted:
Average common shares outstanding.......................................          23,472        22,767        23,890
Net effect of dilutive stock options - based on the treasury stock method          1,654         2,700         2,217
                                                                             -----------   -----------   -----------
Shares used in computing net income per share...........................          25,126        25,467        26,107
                                                                             ===========   ===========   ===========
Net income..............................................................     $     2,795   $     8,099   $     3,455
                                                                             ===========   ===========   ===========
Net income per share....................................................     $      0.11   $      0.32   $      0.13
                                                                             ===========   ===========   ===========


6.     Comprehensive Income


       The components of comprehensive income, net of tax, are as follows:

                                                                                        Three Months Ended
                                                                             ---------------------------------------
                                                                               Apr. 1,       Apr. 2,       Dec. 31,
                                                                                 2001          2000          2000
                                                                             -----------   -----------   -----------
                                                                                          (in thousands)
Net Income..............................................................     $     2,795   $     8,099   $     3,455
Unrealized gain/(loss) on available for sale securities, net of tax.....             275         6,515           585
Less reclassification adjustment for (gains) losses included in net income            --            11            --
                                                                             -----------   -----------   -----------
Other Comprehensive Income..............................................             275         6,526           585
                                                                             -----------   -----------   -----------
Total Comprehensive Income..............................................     $     3,070   $    14,625   $     4,040
                                                                             ===========   ===========   ===========

Accumulated   other   comprehensive   income   presented  in  the   accompanying
consolidated condensed balance sheets consists of the accumulated net unrealized gain (loss) on available-for-sale securities.

7.     Infringement Claims

       On March 29, 2000, Unisys Corporation (Unisys) brought suit in the United States District Court for the Northern District of California, San Jose Division (Court), against Actel seeking monetary damages and injunctive relief. The summons and complaint were served on Actel on April 10, 2000. The complaint alleges that Actel has infringed and is currently infringing four United States patents that belong to plaintiff: U.S. Patent No. 4,442,507, issued April 10, 1984; U.S. Patent No. 5,296,722, issued March 22, 1994; U.S. Patent No. 5,407,851, issued April 18, 1995; and U.S. Patent No. 5,496,763, issued March 5, 1996. On May 15, 2000, Unisys served its Initial Disclosure of Asserted Claims, identifying the SX and SX-A family of field programmable gate arrays as the specific Actel products being accused of infringement, and identifying the specific claims of each of the patents in suit alleged to be infringed by those products. On September 25, 2000, Actel filed its First Amended Answer to the Complaint, denying that it has infringed or is infringing any of the patents in suit, and alleging, among other things, that each of those patents is invalid for failure to meet the statutory requirements for patentability. With its amended answer, Actel also filed a counterclaim against Unisys seeking a judicial declaration that each of the Unisys patents in suit is invalid, unenforceable, and not infringed by Actel. On October 26, 2000, the Court entered its Order for Pretrial Preparation, which established various deadlines in the case and set the case for trial on March 25, 2002. On April 25, 2001, Actel and Unisys orally agreed to settle the case. Such settlement is subject to the negotiation and execution of a definitive written agreement. The pending settlement is immaterial to Actel's business, financial condition, or operating results.

       As is typical in the semiconductor industry, Actel has been and expects to be notified from time to time of claims that it may be infringing patents owned by others. During 2000, Actel continued to hold discussions with several third parties regarding potential patent infringement issues, including two semiconductor manufacturers with significantly greater financial and intellectual property resources than Actel. As it has in the past, Actel may obtain licenses under patents that it is alleged to infringe. When probable and reasonably estimable, Actel has made provision for the estimated settlement costs of claims for alleged infringement prior to the balance sheet date. While Actel believes that reasonable resolution will occur, there can be no assurance that these claims will be resolved or that the resolution of these claims will not have a materially adverse effect on Actel's business, financial condition, or results of operations. In addition, Actel's evaluation of the probable impact of these pending disputes could change based upon new information learned by Actel. Subject to the foregoing, Actel does not believe that any pending disputes, including those described above, are likely to have a materially adverse effect on Actel's financial condition, results of operations, or liquidity. The foregoing is a forward-looking statement subject to all of the risks and uncertainties of patent claims, including the discovery of new information and unpredictability as to the outcome of any proceeding.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

       All forward-looking statements contained in this Quarterly Report on Form 10-Q, including all forward-looking statements contained in any document incorporated herein by reference, are made pursuant to the safe harbor provisions of the Public Securities Litigation Reform Act of 1995. Words such as "anticipates," "believes," "estimates," "expects," intends," "plans," "seeks," and variations of such words and similar expressions are intended to identify the forward-looking statements. In addition, all forward-looking statements are based on current expectations and projections about the semiconductor industry and programmable logic market, and assumptions made by Actel's management that reflect its best judgment based on other factors currently known by management, but they are not guarantees of future performance. Accordingly, actual events and results may differ materially from those expressed or forecast in the forward-looking statements due to the risk factors identified herein or for other reasons. Actel undertakes no obligation to update any statement, including any forward-looking statement, contained or incorporated by reference in this Quarterly Report on Form 10-Q.

Results of Operations

       Net Revenues

       Net revenues for the first quarter of 2001 were $45.0 million, which is 25% less than Actel's net revenues for the fourth quarter of 2000 and 11% less than Actel's net revenues for the first quarter of 2000. Quarterly net revenues declined sequentially due to a 13% decrease in the overall average selling price
(ASP) and a 14% decrease in overall unit shipments of field programmable gate arrays (FPGAs). Quarterly net revenues declined from a year ago due to a 16% decrease in unit shipments, which was partially offset by a 6% increase in ASP.

       Gross Margin

       Gross margin for the first quarter of 2001 was 62.5% of net revenues, compared with 63.3% for the fourth quarter of 2000 and 62.1% for the first quarter of 2000. Gross margin declined sequentially primarily as a result of reduced manufacturing and operating efficiencies associated with lower net revenues.

       Actel seeks to improve gross margin by reducing costs. These cost reduction activities include improving wafer yields, negotiating price reductions with suppliers, increasing the level and efficiency of its testing and packaging operations, achieving economies of scale by means of higher production levels, and increasing the number of die produced per wafer by shrinking the die size of its products. There can be no assurance that these efforts will be successful. The ability of Actel to shrink the die size of its FPGAs is dependent on the availability of more advanced manufacturing processes. Due to the custom steps involved in manufacturing antifuse-based FPGAs, Actel typically obtains access to new manufacturing processes later than its competitors using standard manufacturing processes.

       Research and Development (R&D)

       R&D expenditures for the first quarter of 2001 were $9.8 million, or 22% of net revenues, compared with $10.0 million, or 17% of net revenues, for the fourth quarter of 2000 and $8.4 million, or 16% of revenues, for the first quarter of 2000. Quarterly R&D spending increased from a year ago primarily as a result of Actel's acquisitions of Prosys Technology (Prosys), an embedded FPGA intellectual property (IP) developer, in June 2000 and of GateField Corporation (GateField), a developer of flash-based FPGA products, in November 2000.

       Selling, General, and Administrative (SG&A)

       SG&A expenses for the first quarter of 2001 were $11.2 million, or 25% of net revenues, compared with $12.3 million, or 20% of net revenues, for the fourth quarter of 2000 and $11.5 million, or 23% of net revenues, for the first quarter of 2000. Quarterly SG&A expenses declined primarily as a result of lower sales costs associated with lower net revenues.

       Amortization of Goodwill and Other Acquisition-Related Intangibles and Expenses

       Amortization of goodwill and other acquisition-related intangibles and expenses for the first quarter of 2001 was $3.7 million, compared with $3.2 million for the fourth quarter of 2000 and $1.0 million for the first quarter of 2000. The sequential increase was due to a full quarter of amortization for the GateField acquisition, which occurred in November 2000. The increase from a year ago was due to amortization charges of $2.3 million for the GateField acquisition and $0.9 million for the Prosys acquisition, which were offset in part by the elimination of a charge for Actel's equity investment in GateField (which was $0.5 million for the first quarter of 2000).

       Interest Income and Other Income and Expenses

       Interest income and other income and expenses was $2.1 million for the first quarter of 2001, compared with $1.4 million for the fourth quarter of 2000 and $1.2 million for the first quarter of 2000. The sequential increase resulted primarily from the elimination of losses booked on account of Actel's equity investment in GateField, which were $1.0 million for the fourth quarter of 2000 and $0.1 million for the first quarter of 2000. The increase from a year ago was due primarily to increased cash, cash equivalents, and short-term investments available for investing by Actel.

       Tax Provision

       Actel's effective rate for the first quarter of 2001 was 30%, compared with 32% for the fourth quarter of 2000. The decrease in the effective rate was due primarily to increased R&D credits and tax-exempt income as a percentage of projected pre-tax book income. The effective tax rates are based on the estimated annual tax rate in compliance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This rate differs from the federal statutory rate due primarily to state income taxes (net of federal benefit), the benefits of R&D credits and tax exempt income, and the recognition of certain deferred tax assets subject to valuation allowances as of December 31, 2000.

Liquidity and Capital Resources

       At the end of the first quarter of 2001, Actel's cash, cash equivalents, and short-term investments were $138.1 million, compared with $140.8 million at the beginning of 2001. The amount of cash and cash equivalents decreased principally because of the payout of management and sales bonuses related to year 2000 performance.

       During the first quarter of 2001, $3.3 million of cash was used in operating activities and $8.5 million of cash was used in investing activities, including $6.1 million of net purchases of available-for-sale securities and $2.6 million purchases of property and equipment. Financing activities provided cash of $3.1 million, which was generated from sales of common stock under employee option and stock purchase plans.

       Actel has a line of credit with a bank that provides for borrowings not to exceed $5 million. The agreement contains covenants that require Actel to maintain certain financial ratios and levels of net worth. As of April 1, 2001, Actel was in compliance with the covenants for the line of credit. Borrowings against the line of credit bear interest at the bank's prime rate. There were no borrowings against the line of credit at April 1, 2001. The line of credit, which expires in May 2001, may be terminated by either party upon not less than thirty days' prior written notice.

       Actel believes that existing cash, cash equivalents, and short-term investments, together with cash from operations, will be sufficient to meet its cash requirements for the next four quarters. A portion of available cash may be used for investment in or acquisition of complementary businesses, products, or technologies. Wafer manufacturers are increasingly demanding financial support from customers in the form of equity investments and advance purchase price deposits, which can be substantial. If Actel requires additional capacity, it may be required to incur significant expenditures to secure such capacity.

       Actel believes that the availability of adequate financial resources is a substantial competitive factor. To take advantage of opportunities as they arise, or to withstand adverse business conditions when they occur, it may become prudent or necessary for Actel to raise additional capital. Actel intends to continue monitoring the availability and cost of potential capital resources, including equity, debt, and off-balance sheet financing arrangements, and may consider raising additional capital on terms that are acceptable to Actel. There can be no assurance that additional capital will become available on acceptable terms.

Other Factors Affecting Future Operating Results

       Actel's operating results are subject to general economic conditions and a variety of risks characteristic of the semiconductor industry (including booking and shipment uncertainties, wafer supply fluctuations, and price erosion) or specific to Actel, any of which could cause Actel's operating results to differ materially from past results. For a discussion of such risks, see "Risk Factors" in Part I of Actel's Annual Report on Form 10-K for 2000, which is incorporated herein by this reference.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

       As of April 1, 2001, Actel's investment portfolio consisted primarily of corporate bonds, floating rate notes, and federal and municipal obligations. The principal objectives of Actel's investment activities are to preserve principal, meet liquidity needs, and maximize yields. To meet these objectives, Actel invests only in high credit quality debt securities with average maturities of less than two years. Actel also limits the percentage of total investments that may be invested in any one issuer. Corporate investments as a group are also limited to a maximum percentage of Actel's investment portfolio.

       Actel is exposed to financial market risks, including changes in interest rates, foreign currency exchange rates, and marketable equity security prices. All of the potential changes noted below are based upon sensitivity analysis performed on Actel's financial position and expected operating levels at April 1, 2001. Actual results may differ materially.

       Actel's investments are subject to interest rate risk. An increase in interest rates could subject Actel to a decline in the market value of its investments. These risks are mitigated by the ability of Actel to hold these investments to maturity. A hypothetical 100 basis point increase in interest rates would result in a reduction of approximately $1.7 million in the fair value of Actel's available-for-sale securities held at April 1, 2001.

       Actel purchases a portion of the wafers it uses in production from Japanese suppliers, which are denominated in Japanese yen. An adverse change in the foreign exchange rate would affect the price Actel pays for a portion of the wafers used in production over the long term. Actel attempts to mitigate its exposure to risks from foreign currency fluctuations by purchasing forward foreign exchange contracts to hedge firm purchase commitments denominated in foreign currencies. Forward exchange contracts are short term and do not hedge purchases that will be made for anticipated longer-term wafer needs. An adverse change of 10% in exchange rates would result in a reduction in income before taxes of approximately $0.7 million based on projected yen denominated wafer purchases for the next year.

       Actel's strategic investments in marketable equity securities are subject to equity price risks. Actel typically does not attempt to reduce or eliminate market exposure on these securities. Assuming a 10% adverse change, our marketable strategic equity securities would decrease in value by approximately $0.5 million, based on the value of the portfolio as of April 1, 2001.

Additional Quarterly Information

       The following table presents certain unaudited quarterly results for each of the eight quarters in the period ended April 1, 2001. In the opinion of management, all necessary adjustments (consisting only of normal recurring accruals) have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements of Actel and notes thereto included in Actel's Annual Report on Form 10-K for the year ended December 31, 2001. These quarterly operating results are not necessarily indicative of the results for any future period.

                                                                              Three Months Ended
                                                 -----------------------------------------------------------------------------
                                                 Apr. 1,   Dec. 31,  Oct. 1,   Jul. 2,   Apr. 2,   Jan. 2,   Oct. 3,   Jul. 4,
                                                   2001      2000      2000      2000      2000      2000      1999      1999
                                                 -------   -------   -------   -------   -------   -------   -------   -------
                                                                         (in thousands, except per share amounts)
Statements of Income Data:
Net revenues .................................   $45,034   $60,129   $60,080   $55,544   $50,666   $46,042   $43,162   $41,619
Gross profit .................................    28,160    38,060    37,626    34,595    31,458    28,546    26,503    25,381
Income from operations .......................     3,463     7,497    13,648     6,778    10,555     7,175     7,492     2,111
Net income ...................................   $ 2,795   $ 3,455   $ 9,779   $20,112   $ 8,099   $ 5,823   $ 5,668   $ 1,926
Net income per share:
   Basic .....................................   $  0.12   $  0.14   $  0.41   $  0.86   $  0.36   $  0.26   $  0.26   $  0.09
                                                 =======   =======   =======   =======   =======   =======   =======   =======
   Diluted ...................................   $  0.11   $  0.13   $  0.36   $  0.77   $  0.32   $  0.24   $  0.25   $  0.09
                                                 =======   =======   =======   =======   =======   =======   =======   =======
Shares used in computing net income per share:
   Basic .....................................    23,472    23,890    23,869    23,263    22,767    22,048    21,748    21,511
                                                 =======   =======   =======   =======   =======   =======   =======   =======
   Diluted ...................................    25,126    26,107    26,999    26,186    25,467    24,015    23,003    22,454
                                                 =======   =======   =======   =======   =======   =======   =======   =======


                                                                              Three Months Ended
                                                 -----------------------------------------------------------------------------
                                                 Apr. 1,   Dec. 31,  Oct. 1,   Jul. 2,   Apr. 2,   Jan. 2,   Oct. 3,   Jul. 4,
                                                   2001      2000      2000      2000      2000      2000      1999      1999
                                                 -------   -------   -------   -------   -------   -------   -------   -------
As a Percentage of Net Revenues:
Net revenues .................................    100.0%    100.0%    100.0%    100.0%    100.0%    100.0%    100.0%    100.0%
Gross profit .................................     62.5      63.3      62.6      62.3      62.1      62.0      61.4      61.0
Income from operations .......................      7.7      12.5      22.7      12.2      20.8      15.6      17.4       5.1
Net income ...................................      6.2       5.7      16.3      36.2      16.0      12.6      13.1       4.6

                          PART II -- OTHER INFORMATION

Item 1.   Legal Proceedings

       Periodically, Actel is made aware that technology used by Actel may infringe intellectual property rights held by others. During 2000, Actel continued in negotiations with several first parties regarding potential patent infringement issues. Actel has made adequate provision for the estimated settlement costs of claims for alleged infringement prior to the balance sheet date. While management believes that reasonable resolution will occur, there can be no assurance that these claims will be resolved or that the resolution of these claims will not have a materially adverse effect on future results of operations or require changes in Actel's products or processes. In addition, management's evaluation of the likely impact of these pending disputes could change based upon new information learned by management. Subject to the foregoing, management does not believe any pending dispute, including the legal proceeding described below, are likely to have a materially adverse effect on Actel's financial condition, results of operations, or liquidity. The foregoing is a forward-looking statement subject to all of the risks and uncertainties of intellectual property disputes and legal proceedings, including the discovery of new information and unpredictability as to the ultimate outcome.

       Except as described below, there are no pending legal proceedings of a material nature to which Actel is a party or of which any of its property is the subject. There are no such legal proceedings known by Actel to be contemplated by any governmental authority.

       Unisys v. Actel and QuickLogic (CV C-00 01114 WDB)

       On March 29, 2000, Unisys Corporation (Unisys) brought suit in the United States District Court for the Northern District of California, San Jose Division (Court), against Actel seeking monetary damages and injunctive relief. The summons and complaint were served on Actel on April 10, 2000. The complaint alleges that Actel has infringed and is currently infringing four United States patents that belong to plaintiff: U.S. Patent No. 4,442,507, issued April 10, 1984; U.S. Patent No. 5,296,722, issued March 22, 1994; U.S. Patent No. 5,407,851, issued April 18, 1995; and U.S. Patent No. 5,496,763, issued March 5, 1996. On May 15, 2000, Unisys served its Initial Disclosure of Asserted Claims, identifying the SX and SX-A family of field programmable gate arrays as the specific Actel products being accused of infringement, and identifying the specific claims of each of the patents in suit alleged to be infringed by those products. On September 25, 2000, Actel filed its First Amended Answer to the Complaint, denying that it has infringed or is infringing any of the patents in suit, and alleging, among other things, that each of those patents is invalid for failure to meet the statutory requirements for patentability. With its amended answer, Actel also filed a counterclaim against Unisys seeking a judicial declaration that each of the Unisys patents in suit is invalid, unenforceable, and not infringed by Actel. On October 26, 2000, the Court entered its Order for Pretrial Preparation, which established various deadlines in the case and set the case for trial on March 25, 2002. On April 25, 2001, Actel and Unisys orally agreed to settle the case. Such settlement is subject to the negotiation and execution of a definitive written agreement. The pending settlement is immaterial to Actel's business, financial condition, or operating results.

       As is typical in the semiconductor industry, Actel has been and expects to be notified from time to time of claims that it may be infringing patents owned by others. During 2000, Actel continued to hold discussions with several third parties regarding potential patent infringement issues, including two semiconductor manufacturers with significantly greater financial and intellectual property resources than Actel. As it has in the past, Actel may obtain licenses under patents that it is alleged to infringe. When probable and reasonably estimable, Actel has made provision for the estimated settlement costs of claims for alleged infringement prior to the balance sheet date. While Actel believes that reasonable resolution will occur, there can be no assurance that these claims will be resolved or that the resolution of these claims will not have a materially adverse effect on Actel's business, financial condition, or results of operations. In addition, Actel's evaluation of the probable impact of these pending disputes could change based upon new information learned by Actel. Subject to the foregoing, Actel does not believe that any pending disputes, including those described above, are likely to have a materially adverse effect on Actel's financial condition, results of operations, or liquidity. The foregoing is a forward-looking statement subject to all of the risks and uncertainties of patent claims, including the discovery of new information and unpredictability as to the outcome of any proceeding.

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



                                                ACTEL CORPORATION




       Date: May 10, 2001                      /s/ Henry L. Perret
                                 -----------------------------------------------
                                                   Henry L. Perret
                                              Vice President of Finance
                                             and Chief Financial Officer
                                           (as principal financial officer
                                            and on behalf of Registrant)