Form 10-Q
period 2001-07-01
ACTEL CORP
filed 2001-08-14
CIK 907687

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                     --------------------------------------

                                    FORM 10-Q

(Mark One)

    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2001

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

     Number of  shares  of Common  Stock  outstanding  as of  August  10,  2001:
23,861,791

                         PART I -- FINANCIAL INFORMATION

Item 1.       Financial Statements.

                                                     ACTEL CORPORATION

                                       CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                      (unaudited, in thousands except per share amounts)


                                                            Three Months Ended                  Six Months Ended
                                                 ----------------------------------------  --------------------------
                                                    Jul. 1,      Jul. 2,       Apr. 1,       Jul. 1,       Jul. 2,
                                                      2001         2000          2001          2001          2000
                                                 ------------  ------------  ------------  ------------  ------------
Net revenues................................     $     36,460  $     55,544  $     45,034  $     81,494  $    106,210
Costs and expenses:
   Cost of revenues.........................           17,572        20,949        16,874        34,446        40,157
   Research and development.................            9,103         8,888         9,764        18,867        17,239
   Selling, general, and administrative.....           10,289        11,827        11,184        21,473        23,356
   Amortization of goodwill and other
     acquisition-related intangibles........            3,729         1,544         3,749         7,478         2,567
   Purchased in-process research and
     development............................             --           5,558          --            --           5,558
                                                 ------------  ------------  ------------  ------------  ------------
         Total costs and expenses...........           40,693        48,766        41,571        82,264        88,877
                                                 ------------  ------------  ------------  ------------  ------------
Income (loss) from operations...............           (4,233)        6,778         3,463          (770)       17,333
Interest income and other, net..............            2,023         1,859         2,085         4,108         3,164
Gain on sale of Chartered Semiconductor
 common stock...............................             --          28,329          --            --          28,329
                                                 ------------  ------------  ------------  ------------  ------------
Income (loss) before tax provision and equity
   in net loss of equity method investee....           (2,210)       36,966         5,548         3,338        48,826
Equity in net (loss) of equity method investee           --            (356)         --            --            (479)
Tax provision...............................              421        16,498         2,753         3,174        20,136
                                                 ------------  ------------  ------------  ------------  ------------
Net income (loss)...........................     $     (2,631) $     20,112  $      2,795  $        164  $     28,211

Net income (loss) per share:
   Basic....................................     $      (0.11) $       0.86  $       0.12  $       0.01  $       1.23
                                                 ============  ============  ============  ============  ============
   Diluted..................................     $      (0.11) $       0.77  $       0.11  $       0.01  $       1.09
                                                 ============  ============  ============  ============  ============

Shares used in computing net income (loss)
 per share:
   Basic....................................           23,642        23,263        23,472        23,557        23,015
                                                 ============  ============  ============  ============  ============
   Diluted..................................           23,642        26,186        25,126        25,113        25,907
                                                 ============  ============  ============  ============  ============

                                ACTEL CORPORATION

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (unaudited, in thousands)

                                                    Jul. 1,       Dec. 31,
                                                      2001          2000
                                                  ------------  ------------
                                     ASSETS

Current assets:
   Cash and cash equivalents..................    $      5,576  $      9,266
   Short-term investments.....................         128,334       131,544
   Accounts receivable, net...................          14,490        29,256
   Inventories, net...........................          33,438        25,503
   Deferred income taxes......................          26,118        26,118
   Prepaid expenses and other current assets..           4,232         7,598
                                                  ------------  ------------
         Total current assets.................         212,188       229,285
Property and equipment, net...................          13,363        12,137
Goodwill, net.................................          43,699        47,470
Other assets, net.............................          25,923        23,542
                                                  ------------  ------------
                                                  $    295,173  $    312,434
                                                  ============  ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable...........................    $     11,902  $     14,921
   Accrued salaries and employee benefits.....           9,490        17,200
   Other accrued liabilities..................           4,586         5,354
   Income taxes payable.......................           1,497          --
   Deferred income............................          31,091        44,858
                                                  ------------  ------------
         Total current liabilities............          58,566        82,333
   Deferred compensation plan liability.......           1,934          --
                                                  ------------  ------------
         Total liabilities....................          60,500        82,333
Commitments and contingencies
Shareholders' equity:
   Common stock...............................              24            23
   Additional paid-in capital.................         154,169       150,709
   Retained Earnings..........................          80,072        79,908
   Note receivable from officer...............            (368)         (368)
   Unearned compensation cost.................            (430)         (922)
   Accumulated other comprehensive income.....           1,206           751
                                                  ------------  ------------
         Total shareholders' equity...........         234,673       230,101
                                                  ------------  ------------
                                                  $    295,173  $    312,434
                                                  ============  ============

                                ACTEL CORPORATION

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                           Six Months Ended
                                                        ----------------------
                                                         Jul. 1,      Jul. 2,
                                                           2001         2000
                                                        ---------    ---------
Operating activities:
   Net income .......................................   $     164    $  28,211
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
     Depreciation and amortization ..................      10,995        6,538
     Equity in net loss of equity method investee ...        --            479
     Unearned compensation cost recognized ..........         157         --
     Gain on sale of Chartered Semiconductor stock ..        --        (28,329)
     Purchased in-process research and development ..        --          5,558
     Changes in operating assets and liabilities:
       Accounts receivable ..........................      14,766       (5,143)
       Inventories ..................................      (7,935)      (1,437)
       Other current assets .........................       3,366         (187)
       Accounts payable, accrued salaries and
        employee benefits, and other accrued
        liabilities .................................     (11,668)       7,767
       Deferred compensation plan net assets ........        (124)        --
       Deferred income ..............................     (13,767)       5,799
       Deferred income taxes ........................        (664)        (822)
                                                        ---------    ---------
   Net cash (used in) provided by operating activities     (4,710)      18,434
                                                        ---------    ---------
Investing activities:
   Purchases of property and equipment ..............      (4,743)      (2,169)
   Purchases of available-for-sale securities .......     (97,180)    (154,935)
   Sales of available-for-sale securities ...........     101,295      113,840
   Proceeds from sale of Chartered Semiconductor
    common stock ....................................        --         39,009
   Cash acquired in Prosys acquisition ..............        --             43
   Note receivable from GateField ...................        --         (1,000)
   Other assets .....................................      (2,313)          24
                                                        ---------    ---------
   Net cash (used in) investing activities ..........      (2,941)      (5,188)
                                                        ---------    ---------
Financing activities:
   Receipt of note payable from officer .............        --           (368)
   Proceeds from sale of common stock ...............       3,961        9,827
                                                        ---------    ---------
   Net cash provided by financing activities ........       3,961        9,459
                                                        ---------    ---------
Net increase (decrease) in cash and cash equivalents       (3,690)      22,705
Cash and cash equivalents, beginning of period ......       9,266        4,939
                                                        ---------    ---------
Cash and cash equivalents, end of period ............   $   5,576    $  27,644
                                                        =========    =========
Supplemental disclosures of cash flow information:
   Cash paid for taxes ..............................   $     199    $  10,371
Supplemental disclosures of non-cash transactions:
   Issuance of common stock in conjunction with
    Prosys aquisition ...............................        --      $   7,526

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

     The consolidated financial statements include the accounts of Actel and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The interim financial statements should be read in conjunction with the audited financial statements included in Actel's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the three and six months ended July 1, 2001, are not necessarily indicative of results that may be expected for the entire fiscal year, which ends January 6, 2002.

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

     Actel's accounting policies for these forward contracts are based on Actel's designation of the Yen forward contracts as foreign currency cash flow hedges. The criteria Actel uses for designating an instrument as a hedge includes its effectiveness in exposure reduction and one-to-one matching of the derivative financial instrument with the underlying transaction being hedged. Hedge effectiveness is assessed by comparing the change in fair value of the forward contract with the change in fair value of the forecasted payments. Gains and losses on these contracts are recognized upon usage of the contracts and are included in cost of sales along with the offsetting gain or loss on the underlying transactions being hedged. If the criteria for designation of these instruments as hedging transactions are not met, then the instruments would be marked to market, with gains and losses recognized in that period. At July 1, 2001, and December 31, 2000, Actel had no forward foreign exchange contracts outstanding and no amounts related to valuation of derivative financial instruments were included in other comprehensive income at either date.

     Actel limits the amount of forward foreign exchange contract to the amount sufficient to hedge forecasted Yen-based payments for a maximum of three months. Actel does not use forward foreign exchange contracts for speculative or trading purposes. During the second quarter of 2001, Actel did not enter into or hold any forward foreign exchange contracts. During the first quarter of 2001, Actel recognized $15,000 in loss on the income statement related to forward foreign exchange contracts. The forward contracts were perfectly effective as hedges and offset gains of $15,000 on payments for Yen denominated wafer purchases during the quarter.

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

4.   Inventories

     Inventories consist of the following:

                                                       July 1,       Dec. 31,
                                                         2001          2000
                                                     ------------  ------------
                                                           (in thousands)
Inventories:
   Purchased parts and raw materials.............    $      9,702  $      5,334
   Work-in-process...............................          19,533        11,443
   Finished goods................................           4,203         8,726
                                                     ------------  ------------
                                                     $     33,438  $     25,503
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

5.   Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share in accordance with SFAS No. 128, "Earnings per Share":

                                                            Three Months Ended                  Six Months Ended
                                                 ----------------------------------------  --------------------------
                                                    Jul. 1,       Jul. 2,       Apr. 1,      Jul. 1,        Jul. 2,
                                                     2001          2000          2001         2001           2000
                                                 ------------  ------------  ------------  ------------  ------------
                                                               (in thousands, except per share amounts)
Basic:
Average common shares outstanding...........           23,642        23,263        23,472        23,557        23,015
Shares used in computing net income (loss)
   per shar ................................           23,642        23,263        23,472        23,557        23,015
                                                 ============  ============  ============  ============  ============
Net income (loss)...........................     $     (2,631) $     20,112  $      2,795  $        164  $     28,211
                                                 ============  ============  ============  ============  ============
Net income (loss) per share.................     $      (0.11) $       0.86  $       0.12  $       0.01  $       1.23
                                                 ============  ============  ============  ============  ============

Diluted:
Average common shares outstanding...........           23,642        23,263        23,472        23,557        23,015
Net effect of dilutive stock options - based
   on the treasury stock method.............               --         2,923         1,654         1,556         2,892
                                                 ------------  ------------  ------------  ------------  ------------
Shares used in computing net income (loss) per
   share....................................           23,642        26,186        25,126        25,113        25,907
                                                 ============  ============  ============  ============  ============
Net income (loss)...........................     $    (2,631)  $     20,112  $      2,795  $        164  $     28,211
                                                 ============  ============  ============  ============  ============
Net income (loss) per share.................     $     (0.11)  $       0.77  $       0.11  $       0.01  $       1.09
                                                 ============  ============  ============  ============  ============

For the three-month period ended July 1, 2001, 1.4 million shares issuable upon the exercise of stock options were not included in the computation because their inclusion would have been antidilutive.

6.   Comprehensive Income (Loss)

     The components of comprehensive income (loss), net of tax, are as follows:

                                                            Three Months Ended                  Six Months Ended
                                                 ----------------------------------------  --------------------------
                                                    Jul. 1,       Jul. 2,       Apr. 1,      Jul. 1,        Jul. 2,
                                                     2001          2000          2001         2001           2000
                                                 ------------  ------------  ------------  ------------  ------------
Net Income/(Loss)...........................     $     (2,631) $     20,112  $      2,795  $        164  $     28,211

Unrealized gain/(loss) on available-for-sale
   securities...............................              179        (5,738)          275           455           777
Less reclassification adjustment for
   (gains)/losses included in net income....               --       (17,189)           --            --       (17,178)
                                                 ------------  ------------  ------------  ------------  ------------
Other Comprehensive Income/(Loss)...........              179       (22,927)          275           455       (16,401)
                                                 ------------  ------------  ------------  ------------  ------------
Total Comprehensive Income/(Loss)...........     $     (2,452) $     (2,815) $      3,070  $        619  $     11,810
                                                 ============  ============  ============  ============  ============

Accumulated other comprehensive income (loss) presented in the accompanying consolidated condensed balance sheets consists of the accumulated net unrealized gain (loss) on available-for-sale securities.

7.   Infringement Claims

     On March 29, 2000, Unisys Corporation (Unisys) brought suit in the United States District Court for the Northern District of California, San Jose Division (Court), against Actel seeking monetary damages and injunctive relief. The summons and complaint were served on Actel on April 10, 2000. Actel and Unisys orally agreed to settle the case on April 25, 2001, and executed a definitive written settlement agreement on June 29, 2001. The Court dismissed the case with prejudice on July 13, 2001. The settlement was immaterial to Actel's business, financial condition, and operating results.

     As is typical in the semiconductor industry, Actel has been and expects to be notified from time to time of claims that it may be infringing patents owned by others. During the past year, Actel has held discussions regarding potential patent infringement issues. As it has in the past, Actel may obtain licenses under patents that it is alleged to infringe. When probable and reasonably estimable, Actel has made provision for the estimated settlement costs of claims for alleged infringement prior to the balance sheet date. While Actel believes that reasonable resolution will occur, there can be no assurance that these claims will be resolved or that the resolution of these claims will not have a materially adverse effect on Actel's business, financial condition, or results of operations. In addition, Actel's evaluation of the probable impact of these pending disputes could change based upon new information learned by Actel. Subject to the foregoing, Actel does not believe that any pending disputes are likely to have a materially adverse effect on Actel's financial condition, results of operations, or liquidity. The foregoing is a forward-looking statement subject to all of the risks and uncertainties of patent claims, including the discovery of new information and unpredictability as to the outcome of any proceeding.

8.   Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These standards become effective for fiscal years beginning after December 15, 2001. Beginning in Actel's 2002 fiscal year, the first quarter of which ends April 7, 2002, goodwill will no longer be amortized but will be subject to annual impairment tests. All other intangible assets will continue to be amortized over their estimated useful lives. Actel is currently evaluating the impact that the adoption of SFAS 141 and SFAS 142 will have on future results of operations or financial position.

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

Results of Operations

     Net Revenues

     Net revenues were $36.5 million for the second quarter of 2001, a decrease of 19% from the first quarter of 2001 and of 34% from the second quarter of 2000. Quarterly net revenues declined sequentially due to a 17% decrease in overall unit shipments of field programmable gate arrays (FPGAs) and a 2% decrease in the overall average selling price (ASP) of FPGAs. Quarterly net revenues declined from a year ago due to a 34% decrease in unit shipments and a 1% decrease in ASP.

     Net revenues were $81.5 million for the first six months of fiscal 2001, a decrease of 23% from the first six months of fiscal 2000. Six-month net revenues declined from a year ago due to a 25% decrease in unit shipments, which was offset in part by a 2% increase in ASP.

     Gross Margin

     Gross margin was 51.8% of net revenues for the second quarter of 2001, compared with 62.5% for the first quarter of 2001 and 62.3% for the second quarter of 2000. Gross margin was 57.7% of net revenues for the first six months of 2001, compared with 62.2% of net revenues for the first six months of 2000. The decline in gross margin was due to higher inventory reserves taken in the second quarter of 2001 as a result of lower customer demand and reduced manufacturing and operating efficiencies associated with lower net revenues.

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

     Research and Development (R&D)

     R&D expenditures were $9.1 million, or 25% of net revenues, for the second quarter of 2001, compared with $9.8 million, or 22% of net revenues, for the first quarter of 2001 and $8.9 million, or 16% of revenues, for the second quarter of 2000. The sequential reduction of $0.7 million in R&D spending was the result of cost reduction activities undertaken by Actel in response to declining net revenues. These cost reduction activities reductions included required time off for employees.

     R&D expenditures were $18.9 million, or 23.2% of net revenues, for the first six months of 2001, compared with $17.2 million, or 16.2% of net revenues, for the first six months of 2000. R&D spending increased from a year ago primarily as a result of Actel's acquisitions of Prosys Technology (Prosys), an embedded FPGA intellectual property (IP) developer, in June 2000 and of GateField Corporation (GateField), a developer of flash-based FPGA products, in November 2000.

     During the second quarter, Actel announced a new corporate initiative to address interoperability problems created by the proliferation of high-performance interface standards. Actel plans to increase R&D spending in support of the interface initiative by $8.0 to $10.0 million over the next six or seven quarters, after which R&D spending as a percentage of sales should return to levels more consistent with Actel's historical experience.

     Selling, General, and Administrative (SG&A)

     SG&A expenses were $10.3 million, or 28% of net revenues, for the second quarter of 2001, compared with $11.2 million, or 25% of net revenues, for the first quarter of 2001 and $11.8 million, or 21% of net revenues, for the second quarter of 2000. SG&A expenses were $21.5 million, or 26% of net revenues, for the first six months of 2001, compared with $23.4 million, or 22% of net revenues, for the first six months of fiscal 2000. SG&A expenses declined primarily as a result of lower selling costs associated with lower net revenues and general cost reduction activities.

     Amortization of Goodwill and Other Acquisition-Related Intangibles and Expenses

     Amortization of goodwill and other acquisition-related intangibles and expenses was $3.7 million for the second quarter of 2001, compared with $3.7 million for the first quarter of 2001 and $1.5 million for the second quarter of 2000. Amortization of goodwill and other acquisition-related intangibles was $7.5 million for the first six months of 2001, compared with $2.6 million for the first six months of 2000. The quarterly and six-month increases from a year ago were due to the effects of the Prosys acquisition, which occurred late in the second quarter of 2000, and the GateField acquisition, which occurred in the middle of the fourth quarter of 2000.

     Interest Income and Other (Net)

     Interest income and other (net) were $2.0 million for the second quarter of 2001, compared with $2.1 million for the first quarter of 2001 and $1.9 for the second quarter of 2000. Interest income and other (net) were $4.1 million for the first six months of 2001, compared with $3.2 million for the first six months of 2000. The six-month increase from a year ago was due primarily to increased cash, cash equivalents, and short-term investments available for investing by Actel, as well as the elimination of losses booked on account of Actel's equity investments in GateField.

     Tax Provision

     Actel's effective rate was 30% for the three months ended July 1, 2001, compared with 30% for the first quarter of 2001 and 32% for the second quarter of 2000. The decrease in the effective rate from a year ago was due primarily to increased R&D credits and tax-exempt income as a percentage of projected pre-tax book income. Actel's effective rate for the six months ended July 1, 2001, was 30%, compared with 42% for the first six months of 2000. The effective tax rate was higher a year ago due to a one-time gain on the sale of Chartered Semiconductor common stock by Actel in the second quarter of 2000. Excluding the one-time gain, the rate for the first six months of 2000 was 30%. The effective tax rates are based on the estimated annual tax rate in compliance with SFAS No. 109, "Accounting for Income Taxes." This rate differs from the federal statutory rate due primarily to state income taxes (net of federal benefit), the benefits of R&D credits and tax exempt income, and the recognition of certain deferred tax assets subject to valuation allowances as of December 31, 2000.

Liquidity and Capital Resources

     Actel's cash, cash equivalents, and short-term investments were $133.9 million at the end of the second quarter of 2001, compared with $140.8 million at the beginning of 2001. The amount of cash and cash equivalents decreased principally because of the growth in inventory.

     During the first six months of 2001, $4.7 million of cash was used in operating activities and $2.9 million of cash was used in investing activities, net of $4.1 million provided by net maturities of available-for-sale securities that were not re-invested and $4.7 million purchases of property and equipment. Financing activities provided cash of $4.0 million, which was generated from sales of common stock under employee option and stock purchase plans.

     Actel has a line of credit with a bank that provides for borrowings not to exceed $5 million. The agreement contains covenants that require Actel to maintain certain financial ratios and levels of net worth. As of July 1, 2001, Actel was in compliance with the covenants for the line of credit. Borrowings against the line of credit bear interest at the bank's prime rate. There were no borrowings against the line of credit at July 1, 2001. The line of credit, which expires in May 2002, may be terminated by either party upon not less than thirty days' prior written notice.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     As of July 1, 2001, Actel's investment portfolio consisted primarily of corporate bonds, floating rate notes, and federal and municipal obligations. The principal objectives of Actel's investment activities are to preserve principal, meet liquidity needs, and maximize yields. To meet these objectives, Actel invests only in high credit quality debt securities with average maturities of less than two years. Actel also limits the percentage of total investments that may be invested in any one issuer. Corporate investments as a group are also limited to a maximum percentage of Actel's investment portfolio.

     Actel is exposed to financial market risks, including changes in interest rates, foreign currency exchange rates, and marketable equity security prices. All of the potential changes noted below are based upon sensitivity analysis performed on Actel's financial position and expected operating levels at July 1, 2001. Actual results may differ materially.

     Actel's investments are subject to interest rate risk. An increase in interest rates could subject Actel to a decline in the market value of its investments. These risks are mitigated by the ability of Actel to hold these investments to maturity. A hypothetical 100 basis point increase in interest rates would result in a reduction of approximately $1.9 million in the fair value of Actel's available-for-sale securities held at July 1, 2001.

     Actel purchases a portion of the wafers it uses in production from Japanese suppliers, which are denominated in Japanese Yen. An adverse change in the foreign exchange rate would affect the price Actel pays for a portion of the wafers used in production over the long term. Actel attempts to mitigate its exposure to risks from foreign currency fluctuations by purchasing forward foreign exchange contracts to hedge firm purchase commitments denominated in foreign currencies. Forward exchange contracts are short term and do not hedge purchases that will be made for anticipated longer-term wafer needs. An adverse change of 10% in exchange rates would result in a reduction in income before taxes of approximately $1.5 million based on projected Yen denominated wafer purchases for the next year.

     Actel's strategic investments in marketable equity securities are subject to equity price risks. Actel typically does not attempt to reduce or eliminate market exposure on these securities. Assuming a 10% adverse change, Actel's marketable strategic equity securities would decrease in value by approximately $0.6 million, based on the value of the portfolio as of July 1, 2001.

Additional Quarterly Information

     The following table presents certain unaudited quarterly results for each of the eight quarters in the period ended July 1, 2001. In the opinion of management, all necessary adjustments (consisting only of normal recurring accruals) have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements of Actel and notes thereto included in Actel's Annual Report on Form 10-K for the year ended December 31, 2001. These quarterly operating results are not necessarily indicative of the results for any future period.


                                                                              Three Months Ended
                                           --------------------------------------------------------------------------------------
                                            Jul. 1,     Apr. 1,   Dec. 31,    Oct. 1,    Jul. 2,    Apr. 2,    Jan. 2,    Oct. 3,
                                             2001        2001       2000       2000       2000       2000       2000       1999
                                           ========    ========   ========   ========   ========   ========   ========   ========
                                                                   (in thousands, except per share amounts)
Statements of Operations Data:
Net revenues ...........................   $ 36,460    $ 45,034   $ 60,129   $ 60,080   $ 55,544   $ 50,666   $ 46,042   $ 43,162
Gross profit ...........................     18,888      28,160     38,060     37,626     34,595     31,458     28,546     26,503
Income (loss) from operations ..........     (4,233)      3,463      7,497     13,648      6,778     10,555      7,175      7,492
Net income (loss) ......................   $ (2,631)   $  2,795   $  3,455   $  9,779   $ 20,112   $  8,099   $  5,823   $  5,668
Net income (loss) per share:
   Basic ...............................   $  (0.11)   $   0.12   $   0.14   $   0.41   $   0.86   $   0.36   $   0.26   $   0.26
                                           ========    ========   ========   ========   ========   ========   ========   ========
   Diluted .............................   $  (0.11)   $   0.11   $   0.13   $   0.36   $   0.77   $   0.32   $   0.24   $   0.25
                                           ========    ========   ========   ========   ========   ========   ========   ========

Shares used in computing net income
  (loss) per share:
   Basic ...............................     23,642      23,472     23,890     23,869     23,263     22,767     22,048     21,748
                                           ========    ========   ========   ========   ========   ========   ========   ========
   Diluted .............................     23,642      25,126     26,107     26,999     26,186     25,467     24,015     23,003
                                           ========    ========   ========   ========   ========   ========   ========   ========

                                                                              Three Months Ended
                                           --------------------------------------------------------------------------------------
                                            Jul. 1,     Apr. 1,   Dec. 31,    Oct. 1,    Jul. 2,    Apr. 2,    Jan. 2,    Oct. 3,
                                             2001        2001       2000       2000       2000       2000       2000       1999
                                           ========    ========   ========   ========   ========   ========   ========   ========
                                                                   (in thousands, except per share amounts)
As a Percentage of Net Revenues:
Net revenues...............................  100.0%      100.0%     100.0%     100.0%     100.0%     100.0%     100.0%     100.0%
Gross profit...............................   51.8        62.5       63.3       62.6       62.3       62.1       62.0       61.4
Income (loss) from operations..............  (11.6)        7.7       12.5       22.7       12.2       20.8       15.6       17.4
Net income (loss) .........................   (7.2)        6.2        5.7       16.3       36.2       16.0       12.6       13.1

                          PART II -- OTHER INFORMATION


Item 1. Legal Proceedings

     On March 29, 2000, Unisys Corporation (Unisys) brought suit in the United States District Court for the Northern District of California, San Jose Division (Court), against Actel seeking monetary damages and injunctive relief. The summons and complaint were served on Actel on April 10, 2000. Actel and Unisys orally agreed to settle the case on April 25, 2001, and executed a definitive written settlement agreement on June 29, 2001. The Court dismissed the case with prejudice on July 13, 2001. The settlement was immaterial to Actel's business, financial condition, and operating results.

     Currently, there are no pending legal proceedings of a material nature to which Actel is a party or of which any of its property is the subject. There are no such legal proceedings known by Actel to be contemplated by any governmental authority.

     As is typical in the semiconductor industry, Actel has been and expects to be notified from time to time of claims that it may be infringing patents owned by others. During the past year, Actel has held discussions regarding potential patent infringement issues. As it has in the past, Actel may obtain licenses under patents that it is alleged to infringe. When probable and reasonably estimable, Actel has made provision for the estimated settlement costs of claims for alleged infringement prior to the balance sheet date. While Actel believes that reasonable resolution will occur, there can be no assurance that these claims will be resolved or that the resolution of these claims will not have a materially adverse effect on Actel's business, financial condition, or results of operations. In addition, Actel's evaluation of the probable impact of these pending disputes could change based upon new information learned by Actel. Subject to the foregoing, Actel does not believe that any pending disputes are likely to have a materially adverse effect on Actel's financial condition, results of operations, or liquidity. The foregoing is a forward-looking statement subject to all of the risks and uncertainties of patent claims, including the discovery of new information and unpredictability as to the outcome of any proceeding.

Item 4. Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Shareholders of Actel was held on May 18, 2001. At the Annual Meeting, Actel shareholders (i) elected directors to serve until the next Annual Meeting of Shareholders and until their successors are elected; (ii) approved Actel's 1986 Incentive Stock Option Plan as amended and restated to prohibit stock option repricings and cancellation/replacement awards that result in variable award accounting, prohibit the granting of any option at less than fair market value, and extend the term of the Plan until May 2011; and (iii) ratified the appointment of Ernst & Young LLP as Actel's independent auditors for the fiscal year ending January 6, 2002.

     The vote for nominated directors was as follows:

                Nominee                                   For                                 Withheld
-------------------------------------   -------------------------------------   -------------------------------------
John C. East.........................                 17,246,221                              2,273,874
James R. Fiebiger....................                 19,394,379                               125,716
Jos C. Henkens.......................                 14,476,592                              5,043,503
Jacob S. Jacobsson...................                 19,394,179                               125,916
Frederic N. Schwettmann..............                 19,394,079                               126,016
Robert G. Spencer....................                 19,394,379                               125,716

     The vote on approval of Actel's 1986 Incentive Stock Option Plan as amended and restated was as follows:

                  For                                   Against                                Abstain
-------------------------------------   -------------------------------------   -------------------------------------
              15,042,882                               4,456,294                               20,919

     The vote on ratification of the appointment of Ernst & Young LLP was as follows:

                  For                                   Against                                Abstain
-------------------------------------   -------------------------------------   -------------------------------------
              19,383,983                                126,230                                 9,882

Item 6. Exhibits and Reports on Form 8-K


(a)  Exhibits

    Exhibit Number                                  Description
----------------------   -------------------------------------------------------
        10.1*            Form of Management Continuity Agreement, as amended and
                         restated.

     *This Exhibit is a management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K

     None.


                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                     ACTEL CORPORATION




     Date: August 13, 2001                         /s/ Henry L. Perret
                                           -------------------------------------
                                                      Henry L. Perret
                                                 Vice President of Finance
                                                and Chief Financial Officer
                                              (as principal financial officer
                                               and on behalf of Registrant)