Form 10-Q
period 2001-09-30
ACTEL CORP
filed 2001-11-14
CIK 907687

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                     --------------------------------------

                                    FORM 10-Q

(Mark One)

   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

     Number of shares of Common  Stock  outstanding  as of  November  12,  2001:
23,979,527

                         PART I -- FINANCIAL INFORMATION

Item 1.       Financial Statements.

                                ACTEL CORPORATION

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               (unaudited, in thousands except per share amounts)


                                                                Three Months Ended               Nine Months Ended
                                                        -----------------------------------    ----------------------
                                                        Sept. 30,      Oct. 1,     Jul.1,      Sept. 30,     Oct. 1,
                                                           2001         2000        2001          2001         2000
                                                        ---------    ---------    ---------    ---------    ---------
Net revenues ........................................   $  32,006    $  60,080    $  36,460    $ 113,500    $ 166,290
Costs and expenses:
   Cost of revenues .................................      15,272       22,454       17,572       49,718       62,611
   Research and development .........................       9,385        9,325        9,103       28,252       26,564
   Selling, general, and administrative .............       9,900       12,329       10,289       31,373       35,685
   Amortization of goodwill and other
     acquisition-related intangibles ................       3,637        2,324        3,729       11,115        4,891

   Purchased in-process research and ................        --
     development ....................................        --           --           --           --          5,558
                                                        ---------    ---------    ---------    ---------    ---------
         Total costs and expenses ...................      38,194       46,432       40,693      120,458      135,309
                                                        ---------    ---------    ---------    ---------    ---------
Income (loss) from operations .......................      (6,188)      13,648       (4,233)      (6,958)      30,981
Interest income and other, net ......................       1,512        2,691        2,023        5,620        5,855

Gain on sale of Chartered Semiconductor common ......
   stock ............................................        --           --           --           --         28,329
                                                        ---------    ---------    ---------    ---------    ---------
Income (loss) before tax provision and equity
   in net loss of equity method investee ............      (4,676)      16,339       (2,210)      (1,338)      65,165

Equity in net (loss) of equity method investee ......        --           (922)        --           --         (1,401)
Tax (benefit) provision .............................      (2,342)       5,638          421          832       25,774
                                                        ---------    ---------    ---------    ---------    ---------
Net income (loss) ...................................   $  (2,334)   $   9,779    $  (2,631)   $  (2,170)   $  37,990
                                                        =========    =========    =========    =========    =========

Net income (loss) per share:
   Basic ............................................   $   (0.10)   $    0.41    $   (0.11)   $   (0.09)   $    1.63
                                                        =========    =========    =========    =========    =========
   Diluted ..........................................   $   (0.10)   $    0.36    $   (0.11)   $   (0.09)   $    1.45
                                                        =========    =========    =========    =========    =========

Shares used in computing net income (loss) per share:
   Basic ............................................      23,852       23,869       23,642       23,655       23,300
                                                        =========    =========    =========    =========    =========
   Diluted ..........................................      23,852       26,999       23,642       23,655       26,207
                                                        =========    =========    =========    =========    =========

                                ACTEL CORPORATION

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)

                                                       Sept. 30,      Dec. 31,
                                                         2001          2000
                                                     ------------  ------------
                                                     (unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents.....................    $     7,359   $      9,266
   Short-term investments........................        123,646        131,544
   Accounts receivable, net......................         13,619         29,256
   Inventories, net..............................         32,636         25,503
   Deferred income taxes.........................         26,816         26,118
   Prepaid expenses and other current assets.....          4,723          7,598
                                                     ------------  ------------
         Total current assets....................        208,799        229,285
Property and equipment, net......................         14,228         12,137
Goodwill, net....................................         40,743         47,470
Other assets, net................................         25,557         23,542
                                                     ------------  ------------
                                                     $   289,327   $    312,434
                                                     ============  ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable..............................    $     12,461  $     14,921
   Accrued salaries and employee benefits........           7,448        17,200
   Other accrued liabilities.....................           4,629         5,354
   Deferred income...............................          27,517        44,858
                                                     ------------  ------------
         Total current liabilities...............          52,055        82,333
   Deferred compensation plan liability..........           1,810            --
                                                     ------------  ------------
         Total liabilities.......................          53,865        82,333
Commitments and contingencies
Shareholders' equity:
   Common stock..................................              24            23
   Additional paid-in capital....................         157,677       150,709
   Retained Earnings.............................          77,738        79,908
   Note receivable from officer..................            (368)         (368)
   Unearned compensation cost....................            (396)         (922)
   Accumulated other comprehensive income........             787           751
                                                     ------------  ------------
         Total shareholders' equity..............         235,462       230,101
                                                     ------------  ------------
                                                     $    289,327  $    312,434
                                                     ============  ============

                                ACTEL CORPORATION

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                                                        Nine Months Ended
                                                                                     ----------------------
                                                                                     Sept. 30,      Oct. 1,
                                                                                        2001         2000
                                                                                     ---------    ---------
Operating activities:
   Net (loss) income .............................................................   $  (2,170)   $  37,990
   Adjustments to reconcile net income to net cash (used in) provided by operating activities:
     Depreciation and amortization ...............................................      16,348       10,598
     Equity in net loss of equity method investee ................................        --          1,401
     Unearned compensation cost recognized .......................................         191         --
     Gain on sale of Chartered Semiconductor stock ...............................        --        (28,329)
     Purchased in-process research and development ...............................        --          5,558
     Changes in operating assets and liabilities:
       Accounts receivable .......................................................      15,637       (3,046)
       Inventories ...............................................................      (7,133)      (1,162)
       Other current assets ......................................................       2,886            4
       Accounts payable, accrued salaries and employee benefits, and other accrued
         liabilities .............................................................     (14,604)       6,016
       Deferred compensation plan net assets .....................................        (687)        --
       Deferred income ...........................................................     (17,341)       2,469
       Deferred income taxes .....................................................        (762)        (976)
                                                                                     ---------    ---------
   Net cash (used in) provided by operating activities ...........................      (7,635)      30,523
                                                                                     ---------    ---------
Investing activities:
   Purchases of property and equipment ...........................................      (7,324)      (4,157)
   Purchases of available-for-sale securities ....................................    (114,453)    (288,476)
   Sales of available-for-sale securities ........................................     122,538      229,502
   Proceeds from sale of Chartered Semiconductor common stock ....................        --         39,009
   Cash paid in business acquisition .............................................        --         (6,857)
   Note receivable from GateField ................................................        --         (3,750)
   Other assets ..................................................................      (2,364)        (304)
                                                                                     ---------    ---------
   Net cash used in investing activities .........................................      (1,603)     (35,033)
                                                                                     ---------    ---------
Financing activities:
   Proceeds from sale of common stock ............................................       7,331       13,633
                                                                                     ---------    ---------
   Net cash provided by financing activities .....................................       7,331       13,633
                                                                                     ---------    ---------
Net (decrease) increase in cash and cash equivalents .............................      (1,907)       9,123
Cash and cash equivalents, beginning of period ...................................       9,266        4,939
                                                                                     ---------    ---------
Cash and cash equivalents, end of period .........................................   $   7,359    $  14,062
                                                                                     =========    =========
Supplemental disclosures of cash flow information:
   Cash paid for taxes ...........................................................   $     277    $  24,314
Supplemental disclosures of non-cash transactions:
   Issuance of common stock in conjunction with Prosys acquisition................   $    --      $   7,526



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

     The consolidated financial statements include the accounts of Actel and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The interim financial statements should be read in conjunction with the audited financial statements included in Actel's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the three and nine months ended September 30, 2001, are not necessarily indicative of results that may be expected for the entire fiscal year, which ends January 6, 2002.

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

     Actel's accounting policies for these forward contracts are based on Actel's designation of the Yen forward contracts as foreign currency cash flow hedges. The criteria Actel uses for designating an instrument as a hedge includes its effectiveness in exposure reduction and one-to-one matching of the derivative financial instrument with the underlying transaction being hedged. Hedge effectiveness is assessed by comparing the change in fair value of the forward contract with the change in fair value of the forecasted payments. Gains and losses on these contracts are recognized upon usage of the contracts and are included in cost of sales along with the offsetting gain or loss on the underlying transactions being hedged. If the criteria for designation of these instruments as hedging transactions are not met, then the instruments would be marked to market, with gains and losses recognized on the income statement in that period. At September 30, 2001, Actel had a 200 million Yen forward foreign exchange contract outstanding with a fair value of $11 thousand, and the corresponding credit is included in other comprehensive income.

     Actel limits the amount of forward foreign exchange contract to the amount sufficient to hedge forecasted Yen-based payments for a maximum of three months. Actel does not use forward foreign exchange contracts for speculative or trading purposes. During the third quarter of 2001, Actel recognized $81 thousand in gain on the income statement related to forward foreign exchange contracts. The forward contracts were perfectly effective as hedges and offset loss of $81 thousand on payments for Yen denominated wafer purchases during the quarter.

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

4.   Inventories

     Inventories consist of the following:

                                                     Sept. 30,      Dec. 31,
                                                        2001          2000
                                                    ============  ============
                                                          (in thousands)
Inventories:
   Purchased parts and raw materials............    $      7,031  $      5,334
   Work-in-process..............................          22,498        11,443
   Finished goods...............................           3,107         8,726
                                                    ------------  ------------
                                                    $     32,636  $     25,503
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

5.   Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share in accordance with SFAS No. 128, "Earnings per Share":

                                                         Three Months Ended           Nine Months Ended
                                                 -------------------------------    --------------------
                                                 Sept. 30,    Oct. 1,    Jul. 1,    Sept. 30,    Oct. 1,
                                                   2001        2000       2001        2001        2000
                                                 --------    --------   --------    --------    --------
                                                               (in thousands, except per share amounts)
Basic:
Average common shares outstanding ............     23,852      23,869     23,642      23,655      23,300
Shares used in computing net income (loss) per
   share .....................................     23,852      23,869     23,642      23,655      23,300
                                                 ========    ========   ========    ========    ========
Net income (loss) ............................   $ (2,334)   $  9,779   $ (2,631)   $ (2,170)   $ 37,990
                                                 ========    ========   ========    ========    ========
Net income (loss) per share ..................   $  (0.10)   $   0.41   $  (0.11)   $  (0.09)   $   1.63
                                                 ========    ========   ========    ========    ========
Diluted:
Average common shares outstanding ............     23,852      23,869     23,642      23,655      23,300
Net effect of dilutive stock options - based
   on the treasury stock method ..............       --         3,130       --          --         2,907
                                                 --------    --------   --------    --------    --------
Shares used in computing net income (loss) per
   share .....................................     23,852      26,999     23,642      23,655      26,207
                                                 ========    ========   ========    ========    ========
Net income (loss) ............................   $ (2,334)   $  9,779   $ (2,631)   $ (2,170)   $ 37,990
                                                 ========    ========   ========    ========    ========
Net income (loss) per share ..................   $  (0.10)   $   0.36   $  (0.11)   $  (0.09)   $   1.45
                                                 ========    ========   ========    ========    ========

For the three-month period ended September 30, 2001, 1.5 million shares issuable upon the exercise of stock options were not included in the computation because their inclusion would have been antidilutive.


6.   Comprehensive Income (Loss)

     The components of comprehensive income (loss), net of tax, are as follows:

                                                    Three Months Ended          Nine Months Ended
                                             -------------------------------  --------------------
                                              Sept. 30,  Oct. 1,    Jul. 1,   Sept. 30,   Oct. 1,
                                                2001       2000       2001       2001       2000
                                             ---------  ---------  ---------  ---------  ---------
                                                                 (in thousands)
Net Income/(Loss) .......................... $  (2,334) $   9,779  $  (2,631) $  (2,170) $  37,990
Unrealized gain/(loss) on available-for-sale
   securities ..............................      (431)       506        179         24      1,283
Unrealized gain on forward foreign exchange
   contracts ...............................        11       --         --           11       --
Less reclassification adjustment for
   (gains)/losses included in net income ...      (188)      --         --         (188)   (17,178)
                                             ---------  ---------  ---------  ---------  ---------
Other Comprehensive Income/(Loss) ..........      (608)       506        179       (153)   (15,895)
                                             ---------  ---------  ---------  ---------  ---------
Total Comprehensive Income/(Loss) .......... $  (2,942) $  10,285  $  (2,452) $  (2,323) $  22,095
                                             =========  =========  =========  =========  =========

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

8.   Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These standards become effective for fiscal years beginning after December 15, 2001. Beginning in Actel's 2002 fiscal year, the first quarter of which ends April 7, 2002, goodwill will no longer be amortized but will be subject to annual impairment tests and written down only when impaired. All other intangible assets with a finite useful life will continue to be amortized over their estimated useful lives.

     As of September 30, 2001, unamortized goodwill was $40.7 million, which will continue to be amortized until the beginning of Actel's 2002 fiscal year. The amortization expense related to goodwill for the nine-month period ended September 30, 2001, was $8.7 million. At the date of this Quarterly Report on Form 10-Q, Actel cannot reasonably estimate the impact of adopting SFAS No. 141 and 142, including whether Actel will be required to recognize any transitional impairment losses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     All forward-looking statements contained in this Quarterly Report on Form 10-Q, including all forward-looking statements contained in any document incorporated herein by reference, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as "anticipates," "believes," "estimates," "expects," intends," "plans," "seeks," and variations of such words and similar expressions are intended to identify the forward-looking statements. In addition, all forward-looking statements are based on current expectations and projections about the semiconductor industry and programmable logic market, and assumptions made by Actel's management that reflect its best judgment based on other factors currently known by management, but they are not guarantees of future performance. Accordingly, actual events and results may differ materially from those expressed or forecast in the forward-looking statements due to the risk factors identified herein or for other reasons. Actel undertakes no obligation to update any statement, including any forward-looking statement, contained or incorporated by reference in this Quarterly Report on Form 10-Q.

Results of Operations

     Net Revenues

     Net revenues were $32.0 million for the third quarter of 2001, a decrease of 12% from the second quarter of 2001 and of 47% from the third quarter of 2000. Quarterly net revenues declined sequentially due to a 17% decrease in the overall average selling price (ASP) of field programmable gate arrays (FPGAs), which was partially offset by a 3% increase in overall unit shipments of FPGAs. Quarterly net revenues declined from a year ago due to a 26% decrease in unit shipments and a 30% decrease in ASP. Net revenues were $113.5 million for the first nine months of fiscal 2001, a decrease of 32% from the first nine months of fiscal 2000. Nine-month net revenues declined from a year ago due to a 25% decrease in unit shipments and a 10% decrease in ASP. ASP dropped in each of the periods primarily due to lower shipments of products from families with higher ASPs, including radiation tolerant FPGAs.

     Gross Margin

     Gross margin was 52.3% of net revenues for the third quarter of 2001, compared with 51.8% for the second quarter of 2001 and 62.6% for the third quarter of 2000. Gross margin was 56.2% of net revenues for the first nine months of 2001, compared with 62.3% of net revenues for the first nine months of 2000. The quarterly and nine-month declines from a year ago were due primarily to higher inventory reserves in the second and third quarters of 2001, which were taken as a result of lower customer demand and reduced manufacturing and operating efficiencies associated with lower net revenues.

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

     Research and Development (R&D)

     During the second quarter of 2001, Actel announced a corporate BridgeFPGA initiative to address interoperability problems created by the proliferation of high-performance interface standards. In support of the interface initiative, Actel also announced a plan to increase R&D spending from second quarter levels by $8.0 to $10.0 million over the next six or seven quarters, after which R&D spending as a percentage of sales should return to levels more consistent with Actel's historical experience. Incremental spending on the BridgeFPGA initiative was $0.4 million in the third quarter of 2001.

     R&D expenditures were $9.4 million, or 29% of net revenues, for the third quarter of 2001, compared with $9.1 million, or 25% of net revenues, for the second quarter of 2001 and $9.3 million, or 16% of revenues, for the third quarter of 2000. The sequential increase in R&D spending was due to the planned incremental spending on the BridgeFPGA initiative.

     R&D expenditures were $28.3 million, or 25% of net revenues, for the first nine months of 2001, compared with $26.6 million, or 16% of net revenues, for the first nine months of 2000. R&D spending increased from a year ago primarily as a result of Actel's acquisitions of Prosys Technology (Prosys), an embedded FPGA intellectual property (IP) developer, in June 2000 and of GateField Corporation (GateField), a developer of flash-based FPGA products, in November 2000. Incremental spending on the BridgeFPGA initiative also contributed to the higher level of R&D spending for the first nine months of 2001.

     Selling, General, and Administrative (SG&A)

     SG&A expenses were $9.9 million, or 31% of net revenues, for the third quarter of 2001, compared with $10.3 million, or 28% of net revenues, for the second quarter of 2001 and $12.3 million, or 21% of net revenues, for the third quarter of 2000. SG&A expenses were $31.4 million, or 28% of net revenues, for the first nine months of 2001, compared with $35.7 million, or 21% of net revenues, for the first nine months of fiscal 2000. The quarterly and nine-month decreases in SG&A expenses from a year ago resulted primarily from lower selling costs associated with lower net revenues, such as sales commissions, as well as general cost reduction activities.

     Amortization  of Goodwill  and Other  Acquisition-Related  Intangibles  and
      Expenses

     Amortization of goodwill and other acquisition-related intangibles and expenses was $3.6 million for the third quarter of 2001, compared with $3.7 million for the second quarter of 2001 and $2.3 million for the third quarter of 2000. Amortization of goodwill and other acquisition-related intangibles was $11.1 million for the first nine months of 2001, compared with $4.9 million for the first nine months of 2000. The quarterly and nine-month increases from a year ago were due to the effects of the Prosys acquisition, which occurred late in the second quarter of 2000, and the GateField acquisition, which occurred in the middle of the fourth quarter of 2000.

     Interest Income and Other (Net)

     Interest income and other (net) was $1.5 million for the third quarter of 2001, compared with $2.0 million for the second quarter of 2001 and $1.8 for the third quarter of 2000. The sequential reduction in interest income and other
(net) was attributable to a lower amount of cash available for investment as well as lower interest rates available upon reinvestment of proceeds from maturing, higher interest rate investments. Interest income and other (net) for the third quarter of 2001 was lower than for the quarter a year ago due to the lower amount of cash available for investment, which was offset in part by the elimination (beginning in the first quarter of 2001) of losses booked on account of Actel's equity investments in GateField.

     Interest income and other (net) was $5.6 million for the first nine months of 2001, compared with $4.5 million for the first nine months of 2000. The nine-month increase from a year ago was due primarily to the elimination of losses booked on account of Actel's equity investments in GateField.

     Tax Provision

     Income tax (benefit)/provision for the three months and nine months ended September 30, 2001, was a benefit of $2.3 million and a provision of $0.8 million, respectively. For the three months and nine months ended October 1, 2000, the Company's income tax provision was $5.6 million and $25.7 million, respectively. The Company's effective tax rate for the three months and nine months ended September 30, 2001, was a benefit rate of 136% and a provision rate of 10%, respectively, excluding the effect of certain merger related charges. The 2001 effective tax rate was cumulatively adjusted in the third quarter to reflect changes in certain assumptions used in the computation. The Company's effective rate for the three months and nine months ended September 30, 2000, was 32%, excluding the effect of certain merger related charges and gain on the sale of Chartered Semiconductor common stock. The effective tax rate decreased in 2001 due primarily to significantly higher tax credits and tax exempt income as a percentage of projected pre-tax book income. The effective tax rates are based on the estimated annual tax rate in compliance with SFAS No. 109, "Accounting for Income Taxes."

Liquidity and Capital Resources

     Actel's cash, cash equivalents, and short-term investments were $131.0 million at the end of the third quarter of 2001, compared with $140.8 million at the beginning of 2001.

     During the first nine months of 2001, $7.6 million of cash was used in operating activities. Cash used in operations included a net loss of $2.2 million, a pay-down in accounts payable and other accrued liabilities of $14.6 million, a reduction in deferred income of $17.3 million, and a $7.1 million increase in net inventories which were offset in part by depreciation and amortization charges of $16.3 million (which is a non-cash expense) and a reduction in accounts receivable of $15.6 million. Cash of $1.6 million was used in investing activities, with $8.1 million provided by net maturities of available-for-sale securities that were not re-invested and $7.3 million used for purchases of property and equipment. Financing activities provided cash of $7.3 million, which was generated from sales of common stock under employee option and stock purchase plans.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     As of September 30, 2001, Actel's investment portfolio consisted primarily of corporate bonds, floating rate notes, and federal and municipal obligations. The principal objectives of Actel's investment activities are to preserve principal, meet liquidity needs, and maximize yields. To meet these objectives, Actel invests only in high credit quality debt securities with average maturities of less than two years. Actel also limits the percentage of total investments that may be invested in any one issuer. Corporate investments as a group are also limited to a maximum percentage of Actel's investment portfolio.

     Actel is exposed to financial market risks, including changes in interest rates, foreign currency exchange rates, and marketable equity security prices. All of the potential changes noted below are based upon sensitivity analysis performed on Actel's financial position and expected operating levels at September 30, 2001. Actual results may differ materially.

     Actel's investments are subject to interest rate risk. An increase in interest rates could subject Actel to a decline in the market value of its investments. These risks are mitigated by the ability of Actel to hold these investments to maturity. A hypothetical 100 basis point increase in interest rates would result in a reduction of approximately $1.4 million in the fair value of Actel's available-for-sale securities held at September 30, 2001.

     Actel purchases a portion of the wafers it uses in production from Japanese suppliers, which are denominated in Japanese Yen. An adverse change in the foreign exchange rate would affect the price Actel pays for a portion of the wafers used in production over the long term. Actel attempts to mitigate its exposure to risks from foreign currency fluctuations by purchasing forward foreign exchange contracts to hedge firm purchase commitments denominated in foreign currencies. Forward exchange contracts are short term and do not hedge purchases that will be made for anticipated longer-term wafer needs. An adverse change of 10% in exchange rates would result in a reduction in income before taxes of approximately $1.6 million based on projected Yen denominated wafer purchases for the next year.

     Actel's strategic investments in marketable equity securities are subject to equity price risks. Actel typically does not attempt to reduce or eliminate market exposure on these securities. Assuming a 10% adverse change, Actel's marketable strategic equity securities would decrease in value by approximately $0.4 million, based on the value of the portfolio as of September 30, 2001.

Additional Quarterly Information

     The following table presents certain unaudited quarterly results for each of the eight quarters in the period ended September 30, 2001. In the opinion of management, all necessary adjustments (consisting only of normal recurring accruals) have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements of Actel and notes thereto included in Actel's Annual Report on Form 10-K for the year ended December 31, 2001. These quarterly operating results are not necessarily indicative of the results for any future period.


                                                                              Three Months Ended
                                           ---------------------------------------------------------------------------------------
                                           Sept. 30,    Jul. 1,     Apr. 1,   Dec. 31,    Oct. 1,    Jul. 2,    Apr. 2,    Jan. 2,
                                             2001        2001        2001       2000       2000       2000       2000       2000
                                           ========    ========    ========   ========   ========   ========   ========   ========
                                                                   (in thousands, except per share amounts)
Statements of Operations Data:
Net revenues ...........................   $ 32,006    $ 36,460    $ 45,034   $ 60,129   $ 60,080   $ 55,544   $ 50,666   $ 46,042
Gross profit ...........................     16,734      18,888      28,160     38,060     37,626     34,595     31,458     28,546
Income (loss) from operations ..........     (6,188)     (4,233)      3,463      7,497     13,648      6,778     10,555      7,175
Net income (loss) ......................     (2,334)   $ (2,631)   $  2,795   $  3,455   $  9,779   $ 20,112   $  8,099   $  5,823
Net income (loss) per share:
   Basic ...............................   $  (0.10)   $  (0.11)   $   0.12   $   0.14   $   0.41   $   0.86   $   0.36   $   0.26
                                           ========    ========    ========   ========   ========   ========   ========   ========
   Diluted .............................   $  (0.10)   $  (0.11)   $   0.11   $   0.13   $   0.36   $   0.77   $   0.32   $   0.24
                                           ========    ========    ========   ========   ========   ========   ========   ========
Shares used in computing net income (loss) per share:
   Basic ...............................     23,852      23,642      23,472     23,890     23,869     23,263     22,767     22,048
                                           ========    ========    ========   ========   ========   ========   ========   ========
   Diluted .............................     23,852      23,642      25,126     26,107     26,999     26,186     25,467     24,015
                                           ========    ========    ========   ========   ========   ========   ========   ========

                                                                              Three Months Ended
                                           ---------------------------------------------------------------------------------------
                                           Sept. 30,    Jul. 1,     Apr. 1,   Dec. 31,    Oct. 1,    Jul. 2,    Apr. 2,    Jan. 2,
                                             2001        2001        2001       2000       2000       2000       2000       2000
                                           ========    ========    ========   ========   ========   ========   ========   ========
As a Percentage of Net Revenues:
Net revenues ...........................    100.0%      100.0%       100.0%    100.0%     100.0%     100.0%     100.0%     100.0%
Gross profit ...........................     52.3        51.8         62.5      63.3       62.6       62.3       62.1       62.0
Income (loss) from operations ..........    (19.3)      (11.6)         7.7      12.5       22.7       12.2       20.8       15.6
Net income (loss) ......................     (7.3)       (7.2)         6.2       5.7       16.3       36.2       16.0       12.6

                          PART II -- OTHER INFORMATION


Item 1. Legal Proceedings

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

     None.

(b)  Reports on Form 8-K

     None.


                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                ACTEL CORPORATION




      Date: November 13, 2001                  /s/ Jon A. Anderson
                                       -------------------------------------
                                                  Jon A. Anderson
                                            Vice President of Finance
                                           and Chief Financial Officer
                                         (as principal financial officer
                                          and on behalf of Registrant)