Form 10-K
period 2002-01-06
ACTEL CORP
filed 2002-04-08
CIK 907687

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                     --------------------------------------

                                    FORM 10-K

(Mark One)

     X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 6, 2002

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
  (State or other jurisdiction of                            (I.R.S. Employee
   incorporation or organization)                            Identification No.)
      955 East Arques Avenue
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

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price for shares of the Registrant's Common Stock on April 3, 2002, as reported by the National Market System of the National Association of Securities Dealers Automated Quotation System, was approximately $368,000,000. In calculating such aggregate market value, shares of Common Stock owned of record or beneficially by all officers, directors, and persons known to the Registrant to own more than five percent of any class of the Registrant's voting securities were excluded because such persons may be deemed to be affiliates. The Registrant disclaims the existence of control or any admission thereof for any purpose.

     Number  of  shares  of  Common  Stock  outstanding  as of  April  3,  2002:
24,231,482.


                     --------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

     The following documents are incorporated by reference in Parts II, III, and IV of this Annual Report on Form 10-K: (i) portions of Registrant's annual report to security holders for the fiscal year ended January 6, 2002 (Parts II and IV), and (ii) portions of Registrant's proxy statement for its annual meeting of shareholders to be held on May 24, 2002 (Part III).

     All information contained or incorporated by reference in this Annual Report on Form 10-K should be read in conjunction with and in the context of the Risk Factors set forth at the end of Part I. Unless otherwise indicated, the statements contained in this Annual Report on Form 10-K are made as of April 4, 2002, and Actel undertakes no obligation to update such statements, including forward-looking statements. The {bracketed statements} contained in this Annual Report on Form 10-K are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual events and results may differ materially from those expressed or forecast in forward-looking statements due to the Risk Factors or for other reasons.

                                     PART I

ITEM 1. BUSINESS

Overview

     Actel designs, develops, and markets field programmable gate arrays (FPGAs) and associated development tools, intellectual property (IP) cores, and services. FPGAs are used by designers of communications, computer, consumer, industrial, military and aerospace, and other electronic systems to differentiate their products and get them to market faster. Actel is the leading supplier of FPGAs based on flash and antifuse technologies. Actel's strategy is to add value for application specific integrated circuit (ASIC) users and serve markets in which Actel's technologies have an advantage, including the ASIC replacement, high reliability, and high-speed communications markets.

     Actel shipped its first products in 1988 and thousands of its development tools are in the hands of customers, including Alcatel; The Boeing Company (Boeing); Cisco Systems, Inc. (Cisco); Compaq Computer Corporation (Compaq); General Electric Company (GE); Honeywell International Inc. (Honeywell); Lockheed Martin Corporation (Lockheed Martin); Marconi Corporation plc (Marconi); Nortel Networks Corporation (Nortel); Samsung; Sanyo; and Siemens AG (Siemens). Actel has foundry relationships with BAE Systems (BAE) in the United States; Chartered Semiconductor Manufacturing Pte Ltd (Chartered) in Singapore; Infineon Technologies AG (Infineon) in Germany; Matsushita Electronics Company
(MEC) in Japan; United Microelectronics Corporation (UMC) in Taiwan; and Winbond Electronics Corp. (Winbond) in Taiwan.

     Actel markets its products through a worldwide, multi-tiered sales and distribution network. In 2001, sales made through distributors accounted for 68% of Actel's net revenues. Two of Actel's distributors, Pioneer-Standard Electronics, Inc. (Pioneer) and Unique Technologies, Inc. (Unique), accounted for 20% and 19%, respectively, of Actel's net revenues in 2001. In addition to the two distributors, the North American sales network includes 22 sales offices and 20 sales representative firms. Actel's European, Pan-Asia, and International sales networks include nine sales offices and 24 distributors and sales representative firms. In 2001, sales to customers outside the United States accounted for 38% of net revenues.

     Actel was incorporated in California in 1985. Actel's principal facilities and executive offices are located at 955 East Arques Avenue, Sunnyvale,
California 94086-4533, and its telephone number at that address is (408) 739-1010. Actel's World Wide Web address is http://www.actel.com. As used in this Annual Report on Form 10-K, "Actel" means Actel Corporation and its consolidated subsidiaries. The Actel name and logo and ProASIC are registered trademarks of Actel. This Annual Report on Form 10-K also includes unregistered trademarks of Actel and registered and unregistered trademarks of other companies.

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

     The logic design of competing electronic systems is often a principal area of differentiation. Unlike the microprocessor and memory markets, which are dominated by a relatively few standard designs, the logic market is highly fragmented and includes, among many other segments, low-capacity standard transistor-transistor logic circuits (TTLs) and custom-designed ASICs. TTLs are standard logic circuits that can be purchased "off the shelf" and interconnected on a printed circuit board (PCB), but they tend to limit system performance and increase system size and cost compared with logic functions integrated at the circuit (rather than the board) level. ASICs are customized circuits that offer electronic system manufacturers the benefits of increased circuit integration: improved system performance, reduced system size, and lower system cost.

     ASICs include conventional gate arrays, standard cells, and programmable logic devices (PLDs). Conventional gate arrays and standard cell circuits are customized to perform desired logical functions at the time the device is manufactured. Since they are "hard wired" at the wafer foundry, conventional gate arrays and standard cells are subject to the time and expense risks associated with any development cycle involving a foundry. Typically, conventional gate arrays and standard cells are first delivered in production volumes months after the successful production of acceptable prototypes. In addition, conventional gate arrays and standard cells cannot be modified after they are manufactured, which subjects them to the risk of inventory obsolescence and constrains the system manufacturer's ability to change the logic design. PLDs, on the other hand, are manufactured as standard devices and customized "in the field" by electronic system manufacturers using computer-aided engineering
(CAE) design and programming systems. PLDs are being used by a growing number of electronic system manufacturers as a solution to their increasing demands for differentiation, rapid time to market, and manufacturing flexibility.

     PLDs include simple PLDs, complex PLDs (CPLDs), and FPGA. The market for CPLDs and FPGAs has grown rapidly because they generally offer greater capacity, lower total cost per usable logic gate, and lower power consumption than TTLs and simple PLDs, and faster time to market and lower development costs than conventional gate arrays and standard cells. For many electronic system manufacturers, the time-to-market and manufacturing-flexibility benefits of CPLDs and FPGAs outweigh their price premium over conventional gate arrays or standard cells of comparable capacity.

     Before a CPLD or FPGA can be programmed, there are various steps that must be accomplished by a designer using CAE design software. These steps include defining the function of the circuit, verifying the design, and laying out the circuit. Traditionally, logic functions were defined using schematic capture software, which essentially permit the designer to construct a circuit diagram on the computer. As CPLD and FPGA have increased in capacity, the time required to create schematic diagrams using schematic capture tools has often become prohibitive. To address this problem, designers are increasingly turning to hardware description languages (HDLs), also known as high-level description
(HLD). VHDL and Verilog are the most common HDLs, which permit the designer to describe the circuit functions at an abstract level and to verify the performance of logic functions at that level. The HDL can then be fed into logic synthesis software that automatically converts the abstract description to a gate-level representation equivalent to that produced by schematic capture tools. After a gate-level representation of the logic function has been created and verified, it must be translated or "layed out" onto the generic logic modules of the CPLD or FPGA. This is achieved by placing the logic gates and routing their interconnections, a process referred to as "place and route." After the layout of the device has been verified by timing simulation, the CPLD or FPGA can be programmed.

     Electronic system manufacturers program a CPLD or FPGA to perform the desired logical functions by using a device programmer to change the state of the device's programming elements (such as antifuses or memory cells) through the application of an electrical signal. Most CPLDs are programmed with erasable programmable read only memories or other "floating gate" technologies. Many FPGAs are programmed with static random access memory (SRAM) technology. Actel's FPGAs use flash and antifuse programming elements. After programming, the functionality and performance of the programmed CPLD or FPGA in the electronic system must be verified.

     To a large extent, the characteristics of a CPLD or FPGA are dictated by the technology used to make the device programmable. CPLDs and FPGAs based on programming elements controlled by floating gates or SRAMs must be configured by a separate boot device, such as the serial programmable read only memory commonly used with SRAM FPGAs. The need to boot these devices makes them less reliable and secure and means they are not functional immediately on power-up, lose their circuit configurations in the absence of power, and often require a separate boot device. In addition, SRAM FPGAs and CPLDs based on look-up tables tend to consume more power. FPGAs based on flash and antifuse programming elements do not need to be booted-up and are reliable, secure, "live-at-power-up," nonvolatile, single-chip solutions that operate at low power. These are all characteristics shared by conventional "hard-wired" ASICs.

     The technology used to make a CPLD or FPGA programmable dictates whether the device is reprogrammable as well whether it's volatile. CPLDs and FPGAs based on programming elements controlled by floating gates or SRAMs are reprogrammable but lose their circuit configuration in the absence of electrical power. FPGAs based on antifuse programming elements are one-time programmable
(OTP) and retain their circuit configuration permanently, even in the absence of power. FPGAs based on programming elements controlled by flash memory are reprogrammable and retain their circuit configuration in the absence of power.

Actel Strategy

     Actel's flash and antifuse technologies are differentiated from, and have certain advantages over, the SRAM and other technologies used in competing PLDs. Actel's strategy is to add value for ASIC users and serve markets in which Actel's technologies have an advantage, including the ASIC replacement, high reliability, and high-speed communications markets.

     ASIC Replacement

     The ASIC replacement market, which is driven primarily by cost, is addressed by Actel's general purpose FPGAs. Like ASICs, Actel's flash and antifuse FPGAs are nonvolatile, "live-at-power-up," low-power, single-chip solutions. Like other programmable devices, Actel's FPGAs reduce design risk, inventory investment, and time to market. In addition, logic designers can choose to use either ASIC or FPGA software tools and design methodologies, and the architectures of Actel's FPGAs enable the utilization of predefined IP cores, which can be reused across multiple designs or product versions.

     High Reliability

     The high reliability market, which is driven primarily by nonvolatility, security, and resistance to radiation effects, is addressed by Actel's military, avionics, and space-grade FPGAs. Actel is the world's leading supplier of high reliability PLDs. Actel's antifuse and flash FPGAs are nonvolatile, offer levels of design security beyond SRAM-based FPGAs and even conventional ASICs, and are not susceptible to configuration corruption caused by radiation. During 2001, Actel began shipping RTSX-S FPGAs, the second family of PLDs developed specifically to address radiation effects. Actel's RadHard family was the first.

     High-Speed Communications

     Much of the communications market is driven by speed, which has been the strength of Actel's antifuse FPGAs. To leverage this strength, Actel launched a "BridgeFPGA" initiative in 2001 to address the input-output (I/O) problems created within the high-speed communications market by the proliferation of interface standards. The adoption of these interface standards has created the need for designers to implement interface bridging functions to connect incompatible interface standards. {The first BridgeFPGA product will be a high-speed antifuse FPGA with dedicated high-speed I/O circuits that can support multiple interface standards. Subsequent BridgeFPGA products are expected to include embedded high-speed interface protocol controllers.}

Products and Services

     Actel's product line consists of FPGAs, including general purpose FPGAs, high reliability FPGAs, and the recently-announced BridgeFPGA programmable interface products. {Actel expects to introduce the initial BridgeFPGA product in 2002.} In support of its FPGAs, Actel offers development tools, including design software, device programmers, verification and debugging tools, and prototyping sockets. In addition, Actel makes VariCore embedded programmable gate array (EPGA) and other IP cores available for licensing and offers design and programming services.

     FPGAs

     The capacity of FPGAs is measured in "gates," which traditionally meant four transistors. As FPGAs grew larger and their architectures more complex, counting gates became more challenging and no standard counting technique emerged. The appearance of FPGAs with memory further complicated matters because memory gates cannot be counted in the same way as logic gates. Unless otherwise indicated, "gate" or "gates" means "maximum system equivalent gates" when used in this Annual Report on Form 10-K to describe the capacity of FPGAs.

     To meet the diverse customer requirements in the broad programmable logic market, all Actel FPGAs (except the two RadHard devices) are offered in a variety of speed grades, package types, and/or ambient temperature tolerances. Commercial devices are guaranteed to operate at ambient temperatures ranging from 0(degree)C to +70(0)C. Industrial devices are guaranteed to operate at ambient temperatures ranging from -40(degree)C to +85(degree)C. Military devices are guaranteed to operate at ambient temperatures ranging from -55(degree)C to +125(0)C.

          General Purpose FPGAs

          Actel's general purpose FPGAs include the flash-based ProASIC Plus and ProASIC families and the antifuse-based eX, SX-A, SX, MX, and legacy families.

               ProASIC Plus

               On January 7, 2002,  Actel  announced the launch of ProASIC Plus, the second-generation family of flash-based FPGAs. Based on a 0.22-micron process, the single-chip, nonvolatile, in-system programmable (ISP) ProASIC Plus family consists of six devices ranging in capacity from 150,000 to 1,000,000 gates. ProASIC Plus devices are "live at power up," highly secure, and require no separate configuration memory, all characteristics shared by ASICs. The first members of the ProASIC Plus family are currently available as engineering samples.

               ProASIC

               The ProASIC family of FPGAs, which was first shipped for revenue in 1999, consists of four products: the 98,000-gate A500K050, the 287,000-gate A500K130, the 369,000-gate A500K180, and the 473,000-gate
          A500K270. On April 10, 2001, Actel announced that it had begun sampling the A500K180 and A500K270 devices. The family is currently manufactured on a 0.25-micron embedded flash process at Infineon and offered in three packages. Actel announced the shipment of A500K050 and A500K130 devices qualified to industrial specifications on April 10, 2001, and the shipment of A500K180 and A500K270 devices qualified to industrial specifications on September 10, 2001.

               The flash-based ProASIC family brings the advantages of ASICs and the benefits of PLDs to designers of high-density logic. Like ASICs, ProASIC devices are single-chip and live at power up, eliminating the need for a separate boot device, and operate at low power. Like other PLDs, ProASIC devices reduce time to market and minimize design risk and investment, requiring no mask sets or silicon re-spins. Unlike other PLDs available on the market today, which are either volatile or non-reprogrammable, ProASIC devices are nonvolatile and reprogrammable.

               ProASIC devices also exhibit a high level of portability between PLD and ASIC design flows. Actel's ProASIC solutions make it possible to create high-density systems using existing ASIC or FPGA design flows and tools, shortening time to production. Conversion to a standard ASIC is also facilitated by ProASIC's ASIC-like design flow. In addition, the design methodology enables designers to use IP cores from proprietary and third-party sources, eliminating much of the architecture-specific re-engineering required by other PLDs.

               eX

               The eX family of FPGAs, which was first shipped for revenue in 2001, consists of three devices: the 3,000-gate eX64, the 6,000-gate eX128, and the 12,000-gate eX256. The family is currently manufactured on a 0.25-micron antifuse process at UMC. The eX family can be ordered in approximately 55 speed, package, and temperature variations.

               The eX family was designed for the e-appliance market of internet-related consumer electronics and includes a sleep mode to conserve battery power. eX devices also provide a small form factor, high design security, and an undemanding design process. The eX family is currently positioned as a single-chip programmable replacement for low-capacity ASICs.

               SX-A and SX

               The SX-A family of FPGAs, which was first shipped for revenue in 1999, consists of four products: the 12,000-gate A54SX08A, the 24,000-gate A54SX16A, the 48,000-gate A54SX32A, and the 108,000-gate
          A54SX72A. The family is currently manufactured on a 0.22-micron antifuse process at UMC and on a 0.25-micron antifuse process at MEC. The SX-A family can be ordered in approximately 215 speed, package, and temperature variations.

               The SX family of FPGAs, which was first shipped for revenue in 1998, consists of four products: the 12,000-gate A54SX08, the 24,000-gate A54SX16 and A54SX16P, and the 48,000-gate A54SX32. The SX family is currently manufactured on a 0.35-micron antifuse process at Chartered. The SX family can be ordered in approximately 180 speed, package, and temperature variations.

               SX was the first family to be built on Actel's fine-grained, "sea of modules" architecture, which delivers performance without the power penalty common to SRAM-based FPGAs. The SX-A and SX families are currently positioned as programmable devices with ASIC-like speed, power consumption, and pricing in volume production. In addition, the SX-A family offers I/O capabilities that provide full support for "hot-swapping." Hot swapping allows system boards to be exchanged while systems are running, a capability important to many portable, consumer, networking, telecommunication, and fault-tolerant computing applications.

               MX

               The MX family of FPGAs, which was first shipped for revenue in 1997, consists of six products: the 3,000-gate A40MX02, the 6,000-gate A40MX04, the 14,000-gate A42MX09, the 24,000-gate A42MX16, the
          36,000-gate A42MX24, and the 54,000-gate A42MX36. The family is currently manufactured on 0.45-micron antifuse processes at Chartered and Winbond. The MX family can be ordered in approximately 300 speed, package, and temperature variations.

               The MX family was Actel's first line of ASIC-alternative FPGAs and ramped to volume the fastest of any product in Actel's history. The largest MX devices include system logic integration functions. The MX family is currently positioned as a line of low-cost, single-chip, mixed-voltage programmable ASICs for 5.0-volt applications.

               Legacy Products

               The MX family includes the best features of Actel's legacy FPGAs and over time ought to replace those earlier products in new 5.0-volt commercial designs. Legacy products include the DX, XL, ACT 3, ACT 2, and ACT 1 families.

                    DX and XL

                    The  3200DX  family of FPGAs,  which was first  shipped  for revenue in 1995, consists of five products: the 12,000-gate A3265DX, the 20,000-gate A32100DX, the 24,000-gate A32140DX, the
               36,000-gate A32200DX, and the 52,000-gate A32300DX. The DX family is currently manufactured on a 0.6-micron antifuse process at Chartered and can be ordered in approximately 180 speed, package, and temperature variations.

                    The  1200XL  family of FPGAs,  which was first  shipped  for revenue in 1995, consists of three products: the 6,000-gate A1225XL, the 9,000-gate A1240XL, and the 16,000-gate A1280XL. The XL family is currently manufactured on a 0.6-micron antifuse process at Chartered and can be ordered in approximately 125 speed, package, and temperature variations.

                    The DX and XL families  were  designed to  integrate  system logic previously implemented in multiple programmable logic circuits. The DX family also offers fast dual-port SRAM, which is typically used for high-speed buffering.

                    ACT 3

                    The ACT 3 family of  FPGAs,  which  was  first  shipped  for revenue in 1993, consists of five products: the 3,000-gate A1415, the 6,000-gate A1425, the 9,000-gate A1440, the 11,000-gate
               A1460, and the 20,000-gate A14100. The family is currently manufactured on a 0.6-micron antifuse process at Chartered and a 0.8-micron antifuse process at Winbond. The ACT 3 family can be ordered in approximately 215 speed, package, and temperature variations. The family was designed for applications requiring high speed and a high number of I/Os.

                    ACT 2

                    The ACT 2 family of  FPGAs,  which  was  first  shipped  for revenue in 1991, consists of three products: the 6,000-gate A1225, the 9,000-gate A1240, and the 16,000-gate A1280. The family is currently manufactured on 1.0- and 0.9-micron antifuse processes at MEC and can be ordered in approximately 80 speed, package, and temperature variations. ACT 2 was Actel's second-generation FPGA family and featured a two-module architecture optimized for combinatorial and sequential logic designs.

                    ACT 1

                    The ACT 1 family of  FPGAs,  which  was  first  shipped  for revenue in 1988, consists of two products: the 2,000-gate A1010 and the 4,000-gate A1020. The family is currently manufactured on 1.0- and 0.9-micron antifuse processes at MEC and can be ordered in approximately 115 speed, package, and temperature variations. ACT 1 was the original family of antifuse FPGAs.

          High Reliability FPGAs

          Actel is the world's largest supplier of high reliability PLDs. Actel's military, avionics, and space-grade FPGAs have advantages over ASICs that are significant to complex, multi-national and cost-sensitive military and aerospace programs, including increased flexibility to make design changes after board layout is complete, shorter lead times, and lower cost of ownership with fewer vendors to qualify and no up-front engineering expenses. Since 1990, Actel FPGAs have been designed into numerous military and aerospace applications, including command and data handling, attitude reference and control, command and communications processors, and scientific instrument interfaces. Actel space-qualified FPGAs have been on board more than 100 launches and flight-unit applications on more than 300 satellites.

          All Actel antifuse FPGAs (except for the three eX devices) are offered in plastic packages qualified to military temperature specifications. Actel has received complete Qualified Manufacturers Listing (QML) certification for the full line of plastic-packaged antifuse FPGAs, which can be integrated into design applications that would otherwise require higher-cost ceramic-packaged devices. The QML plastic certification also permits customers to integrate commercial and military production without compromising quality or reliability. Actel's MIL/Av, RadTolerant, and RadHard families are offered in hermetic packages.

               MIL/Av

               The MIL/Av family of FPGAs consists of fifteen products: the 2,000-gate A1010B, the 4,000-gate A1020B, the 6,000-gate A1425A, the
          11,000-gate   A1460A,   the  16,000-gate   A1280A  and  A1280XL,   the
          20,000-gate  A14100A  and  A32100DX,   the  24,000-gate  A32140DX  and
          A54SX16,  the  36,000-gate  A32200DX,   the  48,000-gate  A54SX32  and
          A54SX32A,  the 54,000-gate  A42MX36,  and the  108,000-gate  A54SX72A.
          MIL/Av FPGAs are shipped with Class B (MIL-STD-883) qualification.

               RadTolerant

               The RadTolerant family of FPGAs consists of nine products: the 4,000-gate RT1020, the 6,000-gate RT1425A, the 11,000-gate RT1460A, the 16,000-gate  RT1280A,  the 20,000-gate  RT14100A,  the 24,000-gate
          RT54SX16, the 48,000-gate RT54SX32 and RT54SX32S, and the 108,000-gate RT54SX72S. RadTolerant FPGAs are offered with Class B through Class E (extended flow/space) qualification, and total dose radiation test reports are provided on each segregated lot of devices.

               RadTolerant FPGAs are designed to meet the logic requirements for all types of military, commercial, and civilian space applications, including satellites, launch vehicles, and deep-space probes. They provide cost-effective alternatives to radiation-hardened devices. In addition, RadTolerant devices have design- and pin-compatible commercial versions for prototyping.

               On July 17, 2001, Actel announced the qualification and shipment of RT54SX32S, the first member of the radiation-tolerant RTSX-S family, which was specifically designed to address heavy ion-induced single-event upsets (SEUs) in space. The RTSX-S family is the industry's first qualified FPGA solution built using SEU-hardened latches, eliminating the need for user-instantiated triple module redundancy (TMR). To implement TMR in a traditional FPGA, approximately two-thirds of the device's available logic (or capacity) is consumed by redundancy and therefore unavailable for the user's design. The largest member of the RTSX-S family, the 108,000-gate RT54SX72S FPGA, more than quadrupled the amount of programmable logic previously available for applications requiring high SEU resistance.

               RadHard

               The RadHard family of FPGAs, which was first shipped for revenue in 1996, consists of two products: the 4,000-gate RH1020 and the 16,000-gate RH1280. The family is manufactured on a radiation-hardened 0.8-micron antifuse process by BAE at its QML facility in Manassas, Virginia. RadHard devices are shipped with full QML Class V screening. The RadHard family was designed to meet the demands of applications requiring guaranteed levels of radiation survivability. Applications for RadHard FPGAs include military and civilian satellites, deep space probes, and planetary missions.

          BridgeFPGAs

          On May 14, 2001, Actel announced its BridgeFPGA initiative, a strategy to address the interoperability problems created by the proliferation of high-performance interface standards. Traditionally, interface and interoperability issues have been solved by FPGAs that are custom designed for each new system. This, in combination with a proliferation in interface standards, has resulted in a growing bottleneck. To help alleviate the bottleneck, Actel is creating a family of devices that bridge multiple interface protocols.

          Exploding system bandwidth requirements have left system designers with the difficult problem of moving vast quantities of data quickly and reliably within and between systems. A multitude of high-speed interface standards have evolved to solve the problem. Each of these new interface standards has its own features and benefits, addressing the issues of reliability, bandwidth, cost, and operating distance in different ways to suit different target applications. Consequently, the adoption of these interface standards has created the need for designers to implement interface bridging functions to connect incompatible interface standards. Actel's BridgeFPGA initiative is aimed at giving designers cost-effective and easy-to-use solutions to these interfacing problems.

          As part of its BridgeFPGA initiative, Actel intends to partner with key IP providers and application specific standard product (ASSP) vendors to provide next-generation technology for interfaces. The first of these partnerships was also announced on May 14, 2001. Tality, a leading provider of IP, has teamed with Actel to develop FPGAs incorporating versatile, high-performance physical layer (PHY) communication interfaces. In addition, Actel has increased its participation in key interface standards associations.

          {BridgeFPGA products will provide designers with access to high-performance communications interfaces capable of supporting many standards due to the flexibility of the programmable logic. The initial
     BridgeFPGA device, which Actel expects to introduce in 2002, will incorporate Tality's 3.125 Gbps LVDS transceiver and a high-speed multimode serializer/deserializer, capabilities critical for many communications systems. Actel's BridgeFPGA programmable interface products are expected to also include a handful of highly flexible user-programmable devices that support multiple I/O capabilities (such as HSTL, LVPECL, and GTL+ in addition to 3.125 Gbps LVDS) and various embedded interface protocols (such as Ethernet, Fibre Channel, Infiniband, and RapidI/O)}.

     Development Tools

     The development tools offered by Actel include design software, device programmers, verification and debugging tools, and prototyping sockets. These tools are used in the Actel design flow, which includes design creation, design implementation, device programming, and system verification. Design software is used for design creation and implementation; programmers are used to program devices; and verification and debugging tools and prototyping sockets may be used for design and system verification.

     Actel's Libero design environment integrates the design tools needed to provide schematic, HDL, and mixed schematic-HDL design flows. Actel's Designer tool is integrated with third-party schematic and HDL tools to implement and simulate Actel devices. Programmers execute instructions included in files obtained from Designer to program Actel FPGAs. Actel's Silicon Explorer II debugging and verification tool permits real-time probing of a programmed FPGA as it performs its functions at speed within a system, removing the guesswork typically associated with the process of system verification. Sockets allow designers to use antifuse FPGAs in prototype boards without the risk of damaging the board when replacing a chip.

          Design Software

          Actel is committed to providing design software integrated with existing electronic design automation (EDA) software and design flows. Actel works closely with its EDA partners through the Actel Alliance program to provide early technical information on new Actel releases so that Alliance members can offer timely support. The Alliance includes Aldec, Inc.; Cadence Design Systems, Inc. (Cadence); Innoveda, Inc. (Innoveda); Mentor Graphics Corp. (Mentor Graphics); SynaptiCAD, Inc. (SynaptiCAD); Synopsys, Inc. (Synopsys); and Synplicity, Inc. (Synplicity).

               Libero

               On June 18, 2001, Actel introduced Libero, its next-generation integrated design environment for FPGA development and design. A comprehensive design management environment, Libero integrates industry-leading design tools through a robust, easy-to-navigate graphical user interface; streamlines the design flow; manages all design, run, and report files; and passes necessary design data between tools. Actel's Libero design software includes Innoveda's DxViewDraw schematic capture tool; SynaptiCAD's WaveFormer Lite test bench generation system; Model Technology's ModelSim simulation and design verification software; Synplicity's Synplify synthesis software; and Actel's Designer place-and-route software.

               The Libero tool suite supports all currently released Actel devices and is available in three versions: Platinum, Gold, and Silver. The Libero Platinum version is a complete tool suite with unlimited design capacity and customer support. A Libero Platinum evaluation version may be used for 45 days free of charge. It includes all the integrated tools, functionality, and power of Platinum without the programming capability. The Libero Gold version provides tool support for users designing system-level devices of 50,000 gates or less. The Libero Silver version offers tool support from entry to programming for Actel devices of 10,000 gates or less. The Libero Silver version does not include simulation, but designers may use their own simulator without restrictions or compatibility problems. Libero Silver is offered at no charge to qualified designers for one year.

               On October 31, 2001, Actel announced that Libero had been enhanced to include support for mixed-mode design entry input, giving designers the choice of mixing either high-level VHDL or Verilog HDL language blocks with schematic modules within a design. This mixed-mode capability has become important as programmable logic design capacity increases and IP utilization and design reuse become essential.

               On February 25, 2002, Actel announced that Libero supports Actel's ASIC-replacement ProASIC Plus flash-based FPGA family. Actel also announced the availability for the first time of the Libero Silver and Platinum evaluation versions as free downloads from the Actel Web site.

               Designer

               Designer is an interactive design implementation tool that allows designers to import a netlist generated from a third-party CAE tool, place and route (layout) the design, perform static timing analysis, extract timing information, and generate a programming file to program an Actel FPGA. The Designer tool supports all the established EDA standards and the industry's most popular synthesis, schematic, and simulation tools. The Designer tool is available in the same Platinum, Platinum evaluation, Gold, and Silver versions as Libero. Designer software allows user registration and automatic software updates through the Actel Web site.

               After a design is imported by Designer and the device, package, and other operating conditions are specified, the design is compiled to check for design legality, optimize the netlist, and verify that the design fits into the selected device. If necessary, the designer can then optimize and customize the design with the User Tools before running layout. The User Tools include PinEdit, ChipEdit, ProASIC Layout Viewer, Timer, and Back-Annotate. PinEdit is a graphical interface that allows designers to view pin locations; manually assign, edit, and fix pin locations; and customize I/O attributes. ChipEdit is a graphical interface that allows designers to view a design's macro placement and edit the placement of both I/O and logic modules. For the ProASIC family, the ProASIC Layout Viewer displays the results of place-and-route. Timer is an interactive tool used for timing verification and to enter timing constraints. Back Annotate is used to extract timing delays from the post-layout data. These extracted delays are put into a file to be used by a third-party timing simulator.

               Layout is the process of taking the netlist information and any constraints and mapping this information into the selected Actel device. Physical locations are assigned to unassigned I/O and logic modules (placement), routing tracks are assigned to nets (routing), and detailed delays are calculated for all paths (delay extraction). Designer supports two modes of layout, standard and timing-driven. Standard layout maximizes the average performance for all paths. With timing-driven layout, the primary goal is to meet delay constraints set in Timer or in a delay constraint file. Timing-driven layout is more precise and typically results in higher performance. If layout fails at any stage, Designer provides information that can be used to determine and correct the problem. Following layout, Designer generates the programming files.

               Designer graphically displays the completed steps of the design implementation process, keeps track of the information required to begin each step, and prompts the designer through all of the necessary steps of the flow. Designer's pin, timing, status, and other reports provide frequently-used information in convenient formats. Designer includes ACTgen, a graphical macro generation tool that creates optimized logic elements that can be included in schematic and synthesis designs. Architecture-specific rules control the generation of the macros, so no logic verification is required. The Designer software also allows designers to run scripts in Tcl (Tool Command Language) for simple or complex tasks.

          Device Programmers

          All Actel FPGAs can be programmed by Silicon Sculptor programmers. Actel's flash FPGAs can also be programmed by the Flash Pro Programmer. In addition, Actel supports programmers offered by third parties, including BP Microsystems Inc., Data I/O Corporation, and System General Corporation.

               Flash Pro

               On January 7, 2002, Actel announced the availability of the Flash Pro programmer, which provides ISP for Actel's flash-based FPGA families. Designers can configure Actel's ProASIC and ProASIC Plus FPGAs using only the portable Flash Pro programmer and a cable connected to either the parallel or USB port of a PC. The low-cost Flash Pro programmer gives users access to the ISP capability of the new ProASIC Plus devices for in-the-field upgrades to communications, industrial, and avionics designs. The ISP feature uses the IEEE standard 1149.1 Joint Test Action Group (JTAG) interface, which permits devices to be programmed after they are mounted on a PCB, simplifies the handling of high pin-count devices, eliminates sockets, and allows higher board performance. Flash Pro also supports the JEDEC Standard Test and Programming Language (STAPL), which makes the programmer independent of any specific programming algorithms. The Flash Pro programmer will support new devices immediately upon release with a new STAPL file, eliminating the need to wait for programmer algorithm upgrades.

               Silicon Sculptor

               Actel offers single- and six-site versions of the Silicon Sculptor programmer. The compact size of the Silicon Sculptor permits designers to program Actel FPGAs from their desktop PC rather than in a lab. Up to 12 Actel devices can be concurrently programmed from a single PC by daisy chaining two six-site Silicon Sculptors together with an expansion cable. The six-site Silicon Sculptor, which is designed to meet the demands of high-volume production environments, programs devices independently to achieve the fastest possible programming times. A single adapter module can be used to program all Actel antifuse or flash devices within a package type, regardless of pinout.

          Verification and Debugging Tools

          Actel's Silicon Explorer II diagnostic and verification tool kit shortens the FPGA design verification process by rapidly isolating functional and timing problems. Silicon Explorer II enables control of the ActionProbe circuitry, a patented architectural feature built into all of Actel's antifuse devices that allows access to any internal node from selected external pins. Silicon Explorer II attaches to the standard COM port of a PC and can be used by designers to view all of the observable nets in a programmed FPGA, select specific nodes to probe, and observe signal activity for both probe outputs and up to 16 additional signals on the target system. Actel also offers Silicon Explorer II Lite, a less expensive version of Silicon Explorer II for customers who have invested in a logic analysis system. Silicon Explorer II Lite enables internal node viewing and selection, but relies on an external scope or logic analyzer to display signal activity.

          Prototyping Sockets

          Actel offers a range of surface-mount sockets, which make it easier for designers to prototype their designs using Actel's antifuse FPGAs. By using these sockets when prototyping designs, designers can avoid having to desolder FPGAs from PCBs, which is time-consuming and can potentially damage the PCBs. Sockets are available in prototype quantities from Actel and in production quantities from Actel-qualified socket manufacturers.

     VariCore EPGAs

     On February 19, 2001, Actel introduced its new VariCore EPGA star IP cores for system-on-a-chip (SoC) applications. The VariCore EPGA cores are the first available commercial embeddable and reconfigurable "soft hardware" IP products broadly offered to the ASIC and ASSP market. VariCore EPGA cores help reduce design time and costs and increase SoC design flexibility, in part by enabling version variants of the same product. VariCore EPGA logic is a versatile and efficient embedded FPGA core architecture that provides scaleable reprogrammability for ASICs and ASSPs. These EPGA blocks have been designed in 0.18-micron SRAM technology. VariCore programmable logic is proven in silicon and three of the world's leading wafer foundries are supporting EPGA reprogrammable cores: UMC and TSMC in Taiwan and Chartered in Singapore. Pricing for VariCore EPGA cores will vary and follow the "star IP" sliding scale model of license plus royalties.

     On May 21, 2001, Actel announced a joint effort in the area of embedded IP test with LogicVision, a leading provider of embedded test IP solutions. The companies will work together to offer a complete embedded self-test solution to users of Actel's VariCore EPGA IP cores. VariCore EPGA cores provide designers with the ability to add reconfigurability to ASIC and ASSP SoC applications. LogicVision's embedded test capability delivers testability throughout the design, manufacturing, and system phases of the product application on both conventional and low-cost testers.

     On September 17, 2001, Actel announced that it had joined The Virtual Component Exchange (VCX) and will use the VCX IP supply chain software solution to market its VariCore EPGA cores. VCX TradeFloor tools link the engineering, procurement, and legal functions of buyers and sellers by internet with a common toolset and language. Alignment of data evaluation, access, and contracting protocols between buyers and sellers accelerates the speed of semiconductor IP transactions.

     On December 3, 2001, Actel announced the creation of the VariCore Design Alliance, a worldwide program to train, certify, and support independent ASIC design services companies in the proficient use of Actel's VariCore EPGA IP cores. The program's goal is to provide SoC designers with the background and expertise necessary to integrate embedded FPGAs into complex system-level designs. Tality, the world's largest independent SoC design services and IP provider, signed on as the program's anchor member. On December 10, 2001, Actel announced the addition of six new members to the VariCore Design Alliance.

     I P Cores

     Through third party strategic relationships and internally developed IP, Actel offers cores targeted for the communications, consumer, industrial, and aerospace markets. The IP cores currently offered to Actel customers includes ten bus interface, fourteen communications, two peripheral component interface
(PCI), and six processor and peripheral cores, all of which are available in either register transfer level (RTL) or netlist format. Currently, six cores are available for evaluation or licensing from Actel, eleven cores are available from Inicore AG (Inicore), and fifteen cores are available from Inventra, a division of Mentor Graphics. IP developed by Inicore and Inventra are licensed directly from them.

     The architectures of Actel's flash- and antifuse-based FPGAs facilitate the porting of high-level IP cores, enabling system level integration. The secure nature of Actel's FPGAs means that IP can be safely integrated and guarded from reverse engineering or piracy. ProASIC FPGAs are user programmed with a multi-bit key that blocks external attempts to read or alter the configuration settings. Decapping and stripping of the ProASIC device reveals only the structure of the flash cell, not the contents. Antifuse FPGAs do not need a start-up bitstream, eliminating the possibility of configuration data being intercepted. The antifuses that form the interconnections within an Actel FPGA do not leave an observable signature that can be electrically probed or visually inspected. With these safeguards, Actel devices are almost impervious to copying and reverse engineering.

     Services

     Actel offers design and volume programming services. With Actel's acquisition of the Protocol Design Services Group from GateField in August 1998, Actel became the first FPGA provider to offer system-level design expertise to its customers. The Protocol Design Services organization operates out of a secure facility located in Mt. Arlington, New Jersey, and is certified to handle government, military, and proprietary designs. Actel also programs significant volumes of FPGAs each month for its customers. This makes Actel devices "virtual ASICs" from the customer's point of view.

          Protocol Design Services

          Actel's Protocol Design Services organization has a successful history providing hardware and software design services for companies throughout the world. It provides varying levels of design services to customers, including FPGA, ASIC, and system design; software development and
     implementation;   and  development  of  prototypes,   first  articles,  and
     production units. The Design Services team has participated in the development of optical networks, routers, cellular phones, digital cameras, embedded DSP systems, automotive electronics, navigation systems, compilers, custom processors, and avionics systems.

          Volume Programming

          Actel offers high volume programming for all Actel device and package types in its state-of-the-art-programming center, which is located at the factory in Sunnyvale, California. Actel's facility is ISO-9002, PURE, QML, and STACK certified (see "BUSINESS -- Manufacturing and Assembly"), permitting Actel to meet customer requirements for high-quality programmed devices. Complete documentation and tractability are provided throughout the programming process, including first article approval. Volume programming charges are based on the type of device and quantity per order.

Market and Applications

     In 2001, FPGAs accounted for 97% of Actel's net revenues, virtually all of which was derived from the sale of antifuse FPGAs. FPGAs can be used in a broad range of applications across nearly all electronic system market segments. Most customers use Actel's FPGAs in low to medium volumes in the final production form of their products. Some high-volume electronic system manufacturers use Actel FPGAs as a prototyping vehicle and convert production to lower-cost ASICs, while others with time-to-market constraints use Actel FPGAs in the initial production and then convert to lower-cost ASICs. As product life cycles continue to shorten, foundry capacity becomes more expensive, and manufacturing efficiencies for FPGAs increase, some high-volume electronic system manufacturers are electing to retain FPGAs in volume production because conversion to ASICs may not yield sufficiently attractive savings before the electronic system reaches the end of its life.

     In general, Actel's antifuse FPGAs are appropriate for high-speed communications, military and space, computer, and consumer applications, and Actel's flash FPGAs are better suited for general communications, avionics, and industrial applications.

     Communications

     In 2001, communications accounted for an estimated 49% of Actel's net revenues. Increasingly complex equipment must frequently be designed to fit in the space occupied by previous product generations. In addition, the rapidly changing communications environment rewards short development times and early market entry. The high density, high performance, and low power consumption of antifuse FPGAs make them appropriate for use in high-speed communications equipment. The high capacity, low cost, low power consumption, and reprogrammability of flash FPGAs make them suitable for use in other communications applications. Representative customers of Actel in the communications market include: Alcatel; Cisco; Marconi; and Nortel.

     On August 27, 2001, Actel announced that Ipsil will implement its IPMicro8932 chip within the eX family. Ipsil chose the eX family because of its small packaging, flexibility, performance, reliability, and security. Ipsil's IPMicro8932 chip also requires low power. IPMicro8932 is an enhanced transmission-control protocol controller with a 10BaseT Ethernet interface.

     Military and Aerospace

     In 2001, military and aerospace accounted for an estimated 26% of Actel's net revenues. Rigorous quality and reliability standards, stringent volume requirements, and the need for design security are characteristics of the military and aerospace market. Actel FPGAs have high quality and reliability and are almost impervious to copying and reverse engineering, making them appropriate for many military and aerospace applications. For these reasons, Actel is the world's leading supplier of military and aerospace PLDs. Representative customers of Actel in the military and aerospace market include:
BAE;  Boeing;  Fairchild  Semiconductor  Corporation;  Honeywell;  and  Lockheed
Martin.

     Actel's antifuse FPGAs are especially well suited for space applications, due to the high radiation tolerance of the antifuse and the Actel FPGA architecture. Actel's antifuse FPGAs were first designed into a space mission in 1991. Since then, thousands of Actel's programmable logic circuits have performed flight-critical functions aboard manned space vehicles, earth observation satellites, and deep-space probes. Actel's FPGAs often perform mission-critical functions on important scientific missions in space. They have, for example, been aboard numerous Mars exploration missions, were included in the controlling electronics for the Mars Pathfinder Rover, and are performing functions on the Hubbell Space Telescope. Actel participates in programs administered by the National Aeronautics Space Administration's (NASA's) Goddard, Johnson, and Marshall Space Flight Centers (including the Space Shuttle and the International Space Station) as well as programs at California Institute of Technology's Jet Propulsion Laboratory. However, Actel's success has not been limited to the United States. Today, Actel's FPGAs can be found on board and in spacecraft launched by virtually every civilian space agency around the world, including the European Space Agency and the Japanese National Space Development Agency.

     On March 26, 2001, Actel announced that it had played a significant role in the Near Earth Asteroid Rendezvous (NEAR) Shoemaker mission, providing programmable logic that enabled mission managers to navigate the spacecraft to the surface of asteroid Eros and collect scientific data from the asteroid surface and surrounding environment. NASA's NEAR Shoemaker spacecraft was the first spacecraft ever to land, or even attempt to land, on an asteroid. Actel high-reliability FPGAs played an important role in the command, telemetry, and scientific data collection aspects of the mission.

     Industrial

     In 2001, industrial control and instrumentation applications accounted for an estimated 19% of Actel's net revenues. Industrial control and instrumentation applications often require complex electronic functions tailored to specific needs. FPGAs offer programmability and high density, making them attractive to this segment of the electronic equipment market. Representative customers of Actel in the industrial market include: Abbott Laboratories; Agilent Technologies, Inc.; GE Medical Systems; Siemens; Varian Medical Systems, Inc; and VISTA Controls.

     On March 14, 2002, Actel announced that Silicon Recognition has chosen to implement a version of its zero instruction set computing (ZISC) solution with Actel's A500K050 and A500K130 ProASIC devices. Silicon Recognition's ZISC solution, a proprietary ASIC, is designed to provide the ultra-fast pattern recognition, information classification, and matching performance required for next-generation, real-time smart devices, such as security cameras and health-monitoring equipment.

     Computer

     In 2001, computer systems and peripherals accounted for an estimated 3% of Actel's net revenues. The computer systems market is intensely competitive, placing a premium on early market entry for new products. FPGAs reduce the time to market and facilitate early completion of production models so that development of hardware and software can occur in parallel. Representative customers of Actel in the computer market include: Analogic Corporation; Compaq; Dialogic Corporation; Matrox Graphics Inc.; Sensis Corporation; and Sky Computer.

     On May 21, 2001, Actel announced that MARGI Systems, Inc., a leading provider of multimedia products for mobile computing, selected Actel's A54SX08A FPGA for the hardware module in its new "Presenter-to-Go" product. Presenter-to-Go enables business professionals to make PowerPoint presentations from a Handspring Visor without the use of a personal computer. Actel's SX-A family was selected for the Presenter-to-Go application due to the hot-swap compliant I/Os and the low-power features of the architecture.

     On March 4, 2002,  Actel  announced  that  NetVision,  a supplier  of giant light-emitting diode (LED) screens, selected Actel's A54SX72A FPGA for NetVision's new Magitron range of giant color outdoor LEDs. The screens utilize SX-A FPGAs for display circuit control and color correction management. The Magitron circuit design specifications required a logic integration device that offered high performance, design security, and low power consumption.

     Consumer

     In 2001, consumer applications accounted for an estimated 3% of Actel's net revenues. The high performance, low power consumption, and low cost of antifuse FPGAs make them appropriate for use in products enabling the portability of the internet, or "e-appliances," and other high-volume electronic systems targeted for consumers. E-appliance applications include MP3 "music-off-the-internet" players, digital cable set-top boxes, DSL and cable modems, digital cameras, digital film, multimedia products, and smart-card readers. Like the computer market, the market for consumer and e-appliance products places a premium on early market entry for new products and is characterized by short product life cycles. Representative customers of Actel in the consumer market include: Datel, Inc.; Samsung; Sanyo; and Shinyoung Precision Co., Ltd.

     On October 16, 2001, Actel announced a technology relationship with e.Digital Corp. that will allow e.Digital's proprietary design to be produced within Actel's eX FPGAs. e.Digital's new solution is designed to increase reliability and reduce the board space required for implementation of advanced digital voice and music recorder/player functionality in small portable devices, such as portable internet music players and personal digital jukeboxes.

Sales and Distribution

     Actel maintains a worldwide, multi-tiered selling organization that includes a direct sales force, independent sales representatives, and electronics distributors. Actel's North American sales force consists of 50 sales and administrative personnel and field application engineers (FAEs)
operating from 22 sales offices located in major metropolitan areas. Direct sales personnel call on target accounts and support direct original equipment manufacturers (OEMs). Besides overseeing the activities of direct sales personnel, Actel's sales managers also oversee the activities of 20 sales representative firms that operate from approximately 50 office locations. The sales representatives concentrate on selling to major industrial companies in North America. To service smaller, geographically dispersed accounts in North America, Actel has distributor agreements with Pioneer and Unique. Pioneer and Unique have approximately 39 and 28 offices in North America, respectively.

     Actel generates a significant portion of its revenues from international sales. Sales to customers outside the United States accounted for 38% of net revenues in 2001. Sales to European customers accounted for 28% of net revenues in 2001. Actel's European sales organization consists of 22 employees operating from four sales offices and 11 distributors and sales representatives having approximately 23 offices (including Unique, which has seven offices in Europe). Sales to Japan and other international customers accounted for 10% of net revenues in 2001. Actel's Pan-Asia sales organization consists of seven employees operating from three sales offices and nine distributors and sales representatives having approximately 20 offices (including Unique, which has nine offices in Pan-Asia). Actel's International sales organization consists of two employees operating from two sales offices and four distributors and sales representatives (including Unique).

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

     Sales made through distributors accounted for 68% of Actel's net revenues in 2001. Pioneer and Unique accounted for 20% and 19%, respectively, of Actel's net revenues in 2001. Actel consolidated its distribution channel during 2001 by terminating Arrow Electronics, Inc. (Arrow), which accounted for 13% of Actel's net revenues in 2001. As is common in the semiconductor industry, Actel generally grants price protection to distributors. Under this policy, distributors are granted a credit upon a price reduction for the difference between their original purchase price for products in inventory and the reduced price. From time to time, distributors are also granted credit on an individual basis for an approved price reductions on specific transactions to meet competition. Actel also generally grants distributors limited rights to return products. To date, product returns under this policy have not been material. Actel maintains reserves against which these credits and returns are charged. Because of its price protection and return policies, Actel does not recognize revenue on products sold to distributors until the products are resold to end customers.

Backlog

     At January 6, 2002, Actel's backlog was approximately $22.3 million, compared with approximately $44.4 million at December 31, 2000. Actel includes in its backlog all OEM orders scheduled for delivery over the next nine months and all distributor orders scheduled for delivery over the next six months. Actel sells standard products that may be shipped from inventory within a short time after receipt of an order. Actel's business, and to a large extent that of the entire semiconductor industry, is characterized by short-term order and shipment schedules rather than volume purchase contracts. In accordance with industry practice, Actel's backlog may be cancelled or rescheduled by the customer on short notice without significant penalty. As a result, Actel's backlog may not be indicative of actual sales and therefore should not be used as a measure of future revenues.

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

     Actel's FAEs located in Canada, England, France, Hong Kong, Italy, Japan, and the United States provide technical support to customers worldwide. This network of experts is augmented by FAEs working for Actel's sales representatives and distributors throughout the world. Customers in any stage of design can also obtain assistance from Actel's technical support hotline or the online interactive automated technical support system. In addition, Actel offers technical seminars on its products and comprehensive training classes on its software.

     Actel generally warrants that its FPGAs will be free from defects in material and workmanship for one year, and that its software will conform to Actel's published specifications for 90 days. To date, Actel has not experienced significant warranty returns.

Manufacturing and Assembly

     Actel's strategy is to utilize third-party manufacturers for its wafer requirements, which permits Actel to allocate its resources to product design, development, and marketing. Wafers used in Actel's FPGAs are manufactured by BAE in Manassas, Virginia; by Chartered in Singapore; by Infineon in Germany; by MEC in Japan; by UMC in Taiwan; and by Winbond in Taiwan. Actel's FPGAs in production are manufactured by BAE using 0.8-micron design rules; by Chartered using 0.6-, 0.45-, and 0.35-micron design rules; by Infineon using 0.25-micron design rules; by MEC using 1.0-, 0.9-, 0.8-, and 0.25-micron design rules; by UMC using 0.22-micron design rules; and by Winbond using 0.8- and 0.45-micron design rules.

     Wafers purchased by Actel from its suppliers are assembled, tested, marked, and inspected by Actel and/or a subcontractor of Actel before shipment to customers. Actel assembles most of its plastic commercial products in Hong Kong, Korea, and Singapore. Hermetic package assembly, which is often required for military applications, is performed at one or more subcontractor manufacturing facilities, some of which are in the United States.

     Actel is committed to continuous improvement in its products, processes, and systems and to conforming its quality and reliability systems to internationally recognized standards and requirements. Actel is ISO 9002, QML, STACK, and PURE certified. ISO 9002 and QML certification are granted by the Defense Supply Center, Columbus, Ohio (DSCC). ISO certification provides a globally recognized benchmark that Actel's devices have been certified for integrity in the manufacturing and test process. QML certification confirms that Actel has an approved quality system and control of its processes and procedures according to the standards set forth in the MIL-PRF-38535. In addition, many suppliers of microelectronic components have implemented QML as their primary worldwide business standard. STACK International members consist of a distinguished worldwide group of major electronic equipment manufacturers serving the high-reliability and communications markets. Certification as a STACK International supplier confirms that Actel's standard qualification procedure and product monitor program and manufacturing process meet or exceed the required specification. PURE, which stands for PEDs (plastic encapsulated devices) Used in Rugged Environments, is an association of European equipment makers dedicated to quality and reliability. Actel's PURE certification is for plastic quad flat pack packages.

     On May 29, 2001, Actel announced the availability of new chip-scale (CS) packages for the eX family of FPGAs. The eX products were already utilized in portable designs due to the family's small packaging and low power features. The new CS packages provided the smallest footprint in the industry for devices of comparable density. On January 28, 2002, Actel announced the availability of lead-free packaging options for the ProASIC, eX, and SX-A FPGA families. The new lead-free packages offer environment-friendly alternatives to standard lead-based packages at the same prices.

Strategic Relationships

     Actel  enjoys   ongoing   strategic   relationships   with  its  customers,
distributors and sales representatives, and foundries, assembly houses, and other suppliers of goods and services, including the following:

     Chartered

     On August 28, 2001, Actel announced the availability of its SRAM-based VariCore EPGA IP cores on the 0.18-micron process from Chartered. VariCore EPGA IP cores are targeted for use in ASIC and ASSP SoC devices to help speed products to market and increase the life of those products once in the market. See "BUSINESS -- Products and Services -- VariCore EPGAs." VariCore EPGAs are available for license by Actel directly to Chartered customers.

     Faraday Technology Corporation (Faraday)

     On September 10, 2001, Actel and Faraday announced a low-risk, cost-effective conversion path from current and future generations of Actel's single-chip, flash-based ProASIC FPGAs to standard cell ASICs using a standard cell CMOS process. Compared with a masked-PLD (MPLD) or conventional gate array migration process, standard cell ASICs offer higher densities and reduced costs. The new conversion path allows companies to take products to market quickly and then lower the system cost without taking the risks typically associated with ASIC design conversions.

     First Silicon Solutions (FS2)

     On January 7, 2002, Actel and FS2 announced the availability of the Flash Pro programmer, which provides ISP for Actel's flash-based ProASIC FPGA families, including the new ProASIC Plus family. See "BUSINESS -- Products and Services -- Development Tools -- Programmers -- Flash Pro." FS2, working closely with Actel, delivered a complete programming solution that gives designers access to an ISP ASIC-alternative when designing complex applications for the industrial, communications, networking, and avionics markets.

     Mentor Graphics and Model Technology

     On July 2, 2001, Actel and Model Technology, a Mentor Graphics company, announced an OEM agreement to provide Actel customers with ModelSim, a leading language-neutral simulation tool. Actel integrates ModelSim into Libero, allowing customers to easily access the simulation tool when developing and designing Actel FPGAs. See "BUSINESS -- Products and Services -- Development Tools -- Design Software -- Libero." On January 7, 2002, Actel and Mentor Graphics announced that Mentor's LeonardoSpectrum synthesis tool supports Actel's new ProASIC Plus family of flash-based FPGAs. LeonardoSpectrum offers optimization and technology mapping of HDL designs to architecture-specific resources in ProASIC Plus devices.

     Synopsys

     On May 30, 2001, Actel announced that Synopsys' Design Compiler synthesis tool supports Actel's ProASIC 500K devices. The addition of Design Compiler libraries to the ProASIC design kit enables ASIC designers to work within Synopsys' ASIC synthesis environment while leveraging the benefits of Actel's reprogrammable ProASIC devices, including shorter and more efficient design cycles. On January 7, 2002, Actel announced that Synopsys' Design Compiler synthesis tool supports Actel's new ProASIC Plus family of flash-based FPGAs.

     Synplicity

     On April 12, 2000, Actel and Synplicity announced the renewal of their long-term strategic alliance by signing a multi-year OEM agreement. Under the terms of the five-year agreement, Actel will bundle Synplicity's Synplify FPGA synthesis software into its development tools. See "BUSINESS -- Products and Services -- Development Tools -- Design Software -- Libero." As a result, designers using Actel devices will continue to have access to the performance and quality of results offered by Synplicity's FPGA synthesis software. On January 7, 2002, Actel and Synplicity announced optimized support in Synplicity's Synplify software products for Actel's new ProASIC Plus family. Synplicity's Synplify product performs technology mapping of HDL-based designs directly into ProASIC Plus devices.

     Tality

     On May 14, 2001,  Actel and Tality,  a subsidiary  of Cadence,  announced a strategic technology partnership that will result in the development of technology aimed at the high-speed communications market. Actel and Tality, the largest provider of IP and engineering services, are leveraging Actel's FPGA devices to develop products incorporating versatile PHY communication interfaces. {This agreement supports Actel's BridgeFPGA corporate initiative, under which Actel will deliver next-generation communications interface solutions optimized to meet designers' increasing bridging requirements. See "BUSINESS -- Products and Services -- FPGAs -- BridgeFPGAs."}

     UMC

     On February 19, 2001, Actel announced that it had joined UMC's Gold IPSM program with Actel's VariCore EPGA star IP cores. See "BUSINESS -- Products and Services -- VariCore EPGAs." Concurrently, Actel taped out a VariCore EPGA IP test chip in UMC's 0.18-micron fab in Taiwan. VariCore IP is the first complete (front end to back end), commercially available product of its kind in 0.18-micron technology. VariCore EPGAs are available for license by Actel directly to UMC customers.

Research and Development

     In 2001, Actel spent $38.2 million on research and development, which represented 29% of net revenues. Actel's research and development expenditures are divided among circuit design, software development, and process technology activities, all of which are involved in the development of new products based on existing or emerging technologies. In the areas of circuit design and process technology, Actel's research and development activities also involve continuing efforts to reduce the cost and improve the performance of current products, including "shrinks" of the design rules under which such products are manufactured. Actel's software research and development activities include enhancing the functionality, usability, and availability of high-level CAE tools and IP cores in a complete and automated desktop design environment on popular PC and workstation platforms.

     During 2001, Actel introduced embeddable reprogrammable EPGA logic cores based on SRAM technology. See "BUSINESS -- Products and Services -- VariCore EPGAs." Actel also announced its next-generation antifuse products. See "BUSINESS -- Products and Services -- FPGAs -- BridgeFPGAs" and "BUSINESS -- Strategic Partners -- Tality." Actel publicly disclosed in 2001 that it was also working on next-generation flash and high reliability products, but provided no details regarding those research and development projects.

Competition

     The FPGA market is highly competitive, and Actel expects that competition will continue to increase as the market grows. Actel's competitors include suppliers of standard TTLs and custom-designed ASICs, including conventional gate arrays, standard cells, simple PLDs, CPLDs, and FPGAs. Of these, Actel competes principally with suppliers of conventional gate arrays, standard cells, CPLDs, and FPGAs.

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

     Actel also competes with suppliers of CPLDs. Suppliers of these devices include Altera Corporation (Altera) and Lattice-Vantis Semiconductor Corporation (Lattice). The circuit architecture of CPLDs may give them a performance advantage in certain lower capacity applications, although Actel believes that its FPGAs compete favorably with CPLDs. However, Altera and Lattice are larger than Actel, offer broader product lines to more extensive customer bases, and have significantly greater financial, technical, sales, and other resources. In addition, many newer CPLDs are reprogrammable, which permits customers to reuse a circuit multiple times during the design process. While Actel's flash FPGAs are reprogrammable, antifuse FPGAs are OTP, permanently retaining their programmed configuration. No assurance can be given that Actel will be able to overcome these competitive disadvantages.

     Actel competes most directly with established FPGA suppliers, such as Xilinx, Inc. (Xilinx), Altera, and Lattice (which purchased the FPGA business of Agere Systems, Inc. in 2002). While Actel believes its products and technologies are superior to those of Xilinx (as well as Altera and Lattice) in many applications requiring greater speed, lower cost, nonvolatility, lower power, and/or greater security, Xilinx is significantly larger than Actel, offers a broader product line to a more extensive customer base, and has substantially greater financial, technical, sales, and other resources. In addition, the FPGAs of Xilinx, Altera, and Lattice are reprogrammable. No assurance can be given that Actel will be able to overcome these competitive disadvantages.

     Several companies have marketed antifuse-based FPGAs, including QuickLogic Corporation (QuickLogic). In 1995, Actel acquired the antifuse FPGA business of TI, which was the only second-source supplier of Actel products. Xilinx, which is a licensee of certain Actel patents, introduced antifuse-based FPGAs in 1995 and abandoned its antifuse FPGA business in 1996. Cypress Semiconductor Corporation, which was a licensed second source of QuickLogic, sold its antifuse FPGA business to QuickLogic in 1997. Actel believes that it compete favorably with QuickLogic, which is also a licensee of certain Actel patents. See "BUSINESS -- Patents and Licenses."

     Actel believes that important competitive factors in its market are price; performance; capacity (total number of usable gates); density (concentration of usable gates); ease of use and functionality of development tools; installed base of development tools; reprogrammability; strength of sales organization and channels; adaptability of products to specific applications and IP; ease, speed, cost, and consistency of programming; length of research and development cycle (including migration to finer process geometries); number of I/Os; reliability; security; wafer fabrication and assembly capacity; availability of packages, adapters, sockets, programmers, and IP; technical service and support; and utilization of intellectual property laws. Failure of Actel to compete successfully in any of these or other areas could have a materially adverse effect on its business, financial condition, or results of operations.

Patents and Licenses

     As of March 31, 2002, Actel had 192 United States patents and applications pending for an additional 56 United States patents. Actel also had 50 foreign patents and applications pending for 122 patents outside the United States. Actel's patents cover, among other things, Actel's basic circuit architecture, antifuse structure, and programming method. Actel expects to continue filing patent applications as appropriate to protect its proprietary technologies. Actel believes that patents, along with such factors as innovation, technological expertise, and experienced personnel, will become increasingly important.

     On March 29, 2001, Unisys Corporation (Unisys) brought suit in the United States District Court for the Northern District of California, San Jose Division (Court), against Actel seeking monetary damages and injunctive relief. Actel and Unisys orally agreed to settle the case on April 25, 2001, and executed a definitive written settlement agreement on June 29, 2001. The Court dismissed the case with prejudice on July 13, 2001. The settlement was immaterial to Actel's business, financial condition, and operating results.

     In connection with the settlement of patent litigation in 1993, Actel and Xilinx entered into a Patent Cross License Agreement (Xilinx Agreement), under which Xilinx was granted a license under certain Actel patents that permits Xilinx to make and sell antifuse-based PLDs, and Actel was granted a license under certain Xilinx patents to make and sell SRAM-based PLDs. In 1996, Xilinx discontinued its antifuse-based FPGA product line.

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

     In connection with the settlement of patent litigation in 1998, Actel and QuickLogic entered into a Patent Cross License Agreement that protects the products of both companies that were first offered for sale on or before September 4, 2000, or that are future generations of such products reflecting the evolution of such products in the ordinary course of business. In 1998, Actel also entered into a patent litigation settlement agreement with the Lemelson Medical, Education & Research Foundation.

     As is typical in the semiconductor industry, Actel has been and expects to be notified from time to time of claims that it may be infringing patents owned by others. During 2001, Actel held discussions regarding potential patent infringement issues with several third parties, some of which have significantly greater financial and intellectual property resources than Actel. When probable and reasonably estimable, Actel has made provision for the estimated settlement costs of claims for alleged infringement. The provision is based on an estimated royalty rate applied to shipments made in the periods and to or from the geographic areas under dispute. In the absence of facts or circumstances unique to a particular dispute, the royalty rate is estimated based on Actel's understanding of royalty rates other technology companies typically agree to pay in similar types of disputes. As it has in the past, Actel may obtain licenses under patents that it is alleged to infringe. While Actel believes that reasonable resolution will occur, there can be no assurance that these claims will be resolved or that the resolution of these claims will not have a materially adverse effect on Actel's business, financial condition, or results of operations. In addition, Actel's evaluation of the impact of these pending disputes could change based upon new information learned by Actel. {Subject to the foregoing, Actel does not believe that any pending patent dispute is likely to have a materially adverse effect on Actel's business, financial condition, or results of operations.}

Employees

     At the end of 2001, Actel had 521 regular employees, including 143 in marketing, sales, and customer support; 167 in research and development; 157 in operations; 17 in Protocol Design Services; and 37 in administration and finance. Net revenues were approximately $279,000 per employee for 2001. Actel has no employees represented by a labor union, has not experienced any work stoppages, and believes that its employee relations are satisfactory.

     On May 25, 2001, Actel announced that its Board of Directors had approved a voluntary stock option exchange program. Under the program, eligible employees were given the opportunity to cancel options outstanding on June 29, 2001, in exchange for the grant of a new stock option six months and one day later. Approximately 510,000 stock options were granted to employees under the stock option exchange program at an exercise price of $19.91, the closing price of Actel Common Stock on December 31, 2001. The weighted average exercise price of the options cancelled in the exchange program was $35.23.

     On August 7, 2001, Actel announced the promotion of Jon Anderson to Vice President of Finance and Chief Financial Officer. Formerly the corporate controller, Mr. Anderson joined Actel's executive management team and reports directly to John East, Actel's President and CEO. Mr. Anderson replaced Hank Perret, who accepted the CFO position with a private company located in Austin, Texas. Mr. Perret has family in Austin and was employed there prior to joining Actel in 1996.

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

     Actel has adopted an Employee Retention Plan that provides for payment of a benefit to Actel's employees who hold unvested stock options in the event of a change of control of Actel. Payment is contingent upon the employee remaining with Actel or its successor for six months after the change of control (unless the employee is terminated other than for cause during such six-month period). Actel and each of its executive officers have also entered into a Management Continuity Agreement, which provides for the acceleration of stock options unvested at the time of a change of control in the event the executive officer's employment is actually or constructively terminated other than for cause following the change of control. While these arrangements are intended to make executive officers and other employees neutral toward a potential change of control, they could have the effect of biasing some or all executive officers or employees in favor of a change of control.

     Competition

     The semiconductor industry is intensely competitive and is characterized by rapid rates of technological change, product obsolescence, and price erosion. Actel's existing competitors include suppliers of conventional gate arrays, standard cells, CPLDs, and FPGAs. Actel's principal competitors are Xilinx, a supplier of SRAM-based FPGAs; Altera, a supplier of CPLDs and SRAM-based FPGAs; Lattice, a supplier of CPLDs and SRAM-based FPGAs; and QuickLogic, a supplier of antifuse-based FPGAs. Actel also faces competition from companies that specialize in converting FPGAs, including Actel's products, into conventional gate arrays or standard cells. See "BUSINESS -- Competition."

     All existing FPGAs not based on antifuse technology and certain CPLDs are reprogrammable, a feature that makes them more attractive to designers. See "BUSINESS -- Risk Factors -- One-Time Programmability (OTP)." In addition, Actel's antifuse FPGAs and (to a lesser extent) flash FPGAs are manufactured using customized steps that are added to the otherwise standard manufacturing processes of independent wafer suppliers. As a result, Actel's products typically have been fabricated using processes one or two generations behind the processes used by competing products. As a consequence, Actel generally has not fully realized the benefits of its technologies. Actel is attempting to accelerate the rate at which its products are migrated to finer process geometries and is working with its wafer suppliers to obtain earlier access to advanced processes, but no assurance can be given that Actel will be able to overcome these competitive disadvantages.

     Actel also believes that companies with broader product lines, more extensive customer bases, and greater financial and other resources may be in a stronger competitive position than Actel. Many of Actel's current competitors have broader product lines, more extensive customer bases, and significantly greater financial, technical, manufacturing, and marketing resources than Actel. Additional competition is possible from major domestic and international semiconductor suppliers. All such companies are larger and have broader product lines, more extensive customer bases, and substantially greater financial and other resources than Actel, including the capability to manufacture their own wafers. Additional competition could adversely affect Actel's business, financial condition, or results of operations.

     Actel may also face competition from suppliers of logic products based on new or emerging technologies. While Actel seeks to monitor developments in existing and emerging technologies, no assurance can be given that Actel will be able to compete successfully with suppliers offering products based on new or emerging technologies. In any event, given the intensity of the competition and the research and development efforts being conducted, no assurance can be given that Actel's technologies will remain competitive.

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

     Dependence on Communications Customers

     Actel estimates that sales of its products to customers in the communications market accounted for 49% of net revenues for 2001, compared with 56% of net revenues for 2000. At various times, the communications market has experienced economic downturns, which have been characterized by diminished product demand, accelerated erosion of average selling prices, and production overcapacity. Since the fourth quarter of 2000, the communications market has endured perhaps its worst downturn ever. As a result, Actel has experienced, and may again in the future experience, substantial period-to-period fluctuations in operating results due to conditions in the communications market or the general economy.

     Dependence on Customized Manufacturing Processes

     Actel's antifuse-based FPGAs and, to a lesser extent, flash-based ProASIC FPGAs are manufactured using customized steps that are added to otherwise standard manufacturing processes of independent wafer suppliers. There is considerably less operating history for the customized process steps than for the foundries' standard manufacturing processes. The dependence of Actel on customized processing steps means that, in contrast with competitors using standard manufacturing processes, Actel generally has more difficulty establishing relationships with independent wafer manufacturers; takes longer to qualify a new wafer manufacturer; takes longer to achieve satisfactory, sustainable wafer yields on new processes; may experience a higher incidence of production yield problems; must pay more for wafers; and generally will not obtain early access to the most advanced processes. Any of the above factors could be a material disadvantage against competitors using standard manufacturing processes. As a result of these factors, Actel's products typically have been fabricated using processes one or two generations behind the processes used by competing products. As a consequence, Actel generally has not fully realized the benefits of its technologies. Actel is attempting to accelerate the rate at which its products are reduced to finer geometries and is working with its wafer suppliers to obtain earlier access to advanced processes, but no assurance can be given that such efforts will be successful or that Actel will be able to overcome these competitive disadvantages.

     Dependence on Design Wins

     In order for Actel to sell an FPGA to a customer, the customer must incorporate the FPGA into the customer's product in the design phase. Actel therefore devotes substantial resources, which it may not recover through product sales, in support of potential customer design efforts (including, among other things, providing development tools) and to persuade potential customers to incorporate Actel's FPGAs into new or updated products. These efforts usually precede by many months (and often a year or more) the generation of FPGA sales, if any, by Actel. The value of any design win, moreover, will depend in large part upon the ultimate success of the customer's product. No assurance can be given that Actel will win sufficient designs or that any design win will result in significant revenues.

     Dependence on Independent Assembly Subcontractors

     Actel relies primarily on foreign subcontractors for the assembly and packaging of its products and, to a lesser extent, for the testing of its finished products. Actel generally relies on one or two subcontractors to provide particular services and has from time to time experienced difficulties with the timeliness and quality of product deliveries. Actel has no long-term contracts with its subcontractors and certain of those subcontractors sometimes operate at or near full capacity. There can be no assurance that these subcontractors will continue to be able or willing to meet Actel's requirements for components or services. Any significant disruption in supplies from, or degradation in the quality of components or services supplied by, these subcontractors could delay shipments and result in the loss of customers or revenues or otherwise have a materially adverse effect on Actel's business, financial condition, or results of operations.

     Dependence on Independent Software and Hardware Developers

     Actel is dependent on independent software and hardware developers for the development, maintenance, and support of certain elements of its development tools, IP cores, debugging and verification tools, device programmers, and sockets. Actel's reliance on independent software and hardware developers involves certain risks, including lack of control over development and delivery schedules and the availability of customer support. No assurance can be given that Actel's independent developers will be able to complete software and/or hardware under development, or provide updates or customer support in a timely manner, which could delay future software or FPGA releases and disrupt Actel's ability to provide customer support services. Any significant delays in the availability of Actel's software and/or hardware could be detrimental to the capability of Actel's new families of products to win designs, delay shipments and result in the loss of customers or revenues, or otherwise have a materially adverse effect on Actel's business, financial condition, or results of operations.

     Dependence on Independent Wafer Manufacturers

     Actel does not manufacture any of the wafers used in the production of its FPGAs. Such wafers are manufactured by BAE in the United States, Chartered in Singapore, MEC in Japan, UMC in Taiwan, and Winbond in Taiwan. Actel's reliance on independent wafer manufacturers to fabricate its wafers involves significant risks, including the risk of events limiting production and reducing yields, such as technical difficulties or damage to production facilities; lack of control over capacity allocation and delivery schedules; and lack of adequate capacity.

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

     Dependence on Military and Aerospace Customers

     Actel estimates that sales of its products to customers in the military and aerospace industries, which carry higher overall gross margins than sales of products to other customers, accounted for 26% of net revenues for 2001. In general, Actel believes that the military and aerospace industries have accounted for a significantly greater percentage of Actel's net revenues since the introduction of RadHard FPGAs in 1996 and of RadTolerant FPGAs in 1998. No assurance can be given that future sales to customers in the military and aerospace industries will continue at current volume or margin levels.

     In 1994, Secretary of Defense William Perry directed the Department of Defense to avoid government-unique requirements when making purchases and rely more on the commercial marketplace. Under the "Perry initiative," the Department of Defense must strive to increase access to commercial state-of-the-art technology and facilitate the adoption by its suppliers of business processes characteristic of world-class suppliers. Integration of commercial and military development and manufacturing facilitates the development of "dual-use" processes and products and contributes to an expanded industrial base that is capable of meeting defense needs at lower costs. To that end, many of the cost-driving specifications that have been part of military procurements for many years were cancelled in the interest of buying best-available commercial products. If this trend toward the use of commercial off-the-shelf products continues, it may erode the revenues and/or margins that Actel derives from sales to customers in the military and aerospace industries, which could have a materially adverse effect on Actel's business, financial condition, or results of operations.

     The Strom Thurmond National Defense Authorization Act for 1999 required, among other things, that communications satellites and related items (including components) be controlled on the U.S. Munitions List. The effect of the Act was to transfer jurisdiction over commercial communications satellites from the Department of Commerce to the Department of State and to expand the scope of export licensing applicable to commercial satellites. The need to obtain additional export licenses has caused significant delays in the shipment of some of Actel's FPGAs. Actel does not believe that this will have a long-term adverse effect on its business, although significant delays might cause some customers to seek an alternative solution.

     Orders from the military and aerospace customers tend to be large and irregular, which creates operational challenges and contributes to fluctuations in Actel's net revenues and gross margins. These sales are also subject to more extensive governmental regulations, including greater import and export restrictions. In addition, products for military and aerospace applications require processing and testing that is more lengthy and stringent than for commercial applications, which increases the complexity of scheduling and forecasting as well as the risk of failure. It is often not possible to determine before the end of processing and testing whether products intended for military or aerospace applications will fail and, if they do fail, a significant period of time is often required to process and test replacements. This makes it difficult to accurately estimate quarterly revenues and can have a materially adverse effect on Actel's business, financial condition, or results of operations.

     Dividend Policy

     Actel has never declared or paid any cash dividends on its capital stock. Actel intends to retain any earnings for use in its business and does not anticipate paying any cash dividends in the future.

     Fluctuations in Operating Results

     Actel's quarterly and annual operating results are subject to fluctuations resulting from general economic conditions and a variety of risks specific to Actel or characteristic of the semiconductor industry, including booking and shipment uncertainties, supply problems, and price erosion. Any of these factors make it difficult to accurately project quarterly revenues and other operating results and can have a materially adverse effect on Actel's business, financial condition, or results of operations.

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

          Historically, Actel shipped a disproportionately large percentage of its quarterly revenues in the final weeks of the quarter. While quarterly shipments have been more linear in recent years, any failure by Actel to effect scheduled shipments by the end of the quarter can have a materially adverse effect on revenues for such quarter. It is often impossible to determine before the end of processing and testing whether products intended for military or aerospace applications can be shipped and, if not, a significant period of time is often required to process and test replacements. Since Actel does not recognize revenue on the sale of a product to a distributor until the distributor resells the product, Actel's quarterly revenues are also dependent on, and subject to fluctuations in, shipments by Actel's distributors. When there is a shortfall in revenues, operating results are likely to be adversely affected because most of Actel's expenses do not vary with revenues.

          Supply Problems

          In a typical semiconductor manufacturing process, silicon wafers produced by a foundry are sorted and cut into individual die, which are then assembled into individual packages and tested. The manufacture, assembly, and testing of semiconductor products is highly complex and subject to a wide variety of risks, including defects in masks, impurities in the materials used, contaminants in the environment, and performance failures by personnel and equipment. Semiconductor products intended for military and aerospace applications are particularly susceptible to these risks.

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

          In addition, Actel typically experiences difficulties and delays in achieving satisfactory, sustainable yields on new processes or at new foundries, particularly when new technologies are involved. For example, Actel and GateField struggled for years to achieve acceptable yields on the flash process for ProASIC devices at Infineon. Although Actel has been able to overcome these difficulties in the past, no assurance can be given that it will be able to do so with respect to any new process or foundry.

          Price Erosion

          The semiconductor industry is characterized by intense competition. Historically in the semiconductor industry, the average selling price of a product declined significantly over the life of the product. To win designs, Actel generally must price new products on the assumption that manufacturing cost reductions will be achieved, which often does not occur as soon as expected. While Actel expects to reduce the average selling prices of its products over time as it achieves manufacturing cost reductions, Actel is sometimes required by competitive pressures to reduce the prices of its new products more quickly than such cost reductions can be achieved. In addition, Actel sometimes approves price reductions on specific sales to meet competition. Declines in the average selling prices of Actel's products reduce net revenues unless offset by greater unit sales or a shift in the mix of products sold toward higher-priced products. In addition, declines in the average selling prices of Actel's products reduce gross margins unless offset by reductions in manufacturing costs or by a shift in the mix of products sold toward higher-margin products.

     Force Majeure

     The   performance   of  Actel  and  each  of  its   foundries,   suppliers,
subcontractors, distributors, agents, and customers is subject to events or conditions beyond such party's control, including labor disputes, acts of public enemies or terrorists, war or other military conflicts, blockades, insurrections, riots, epidemics, quarantine restrictions, landslides, lightning, earthquakes, fires, storms, floods, washouts, arrests, civil disturbances, restraints by or actions of governmental bodies acting in a sovereign capacity (including export or security restrictions on information, material, personnel, equipment, or otherwise), breakdowns of plant or machinery, inability to obtain transport or supplies, and the like. Actel's foundry partners in Japan and Taiwan and its operations in California are located in areas that have been seismically active in the recent past. In addition, the countries outside of the United States in which Actel's foundry partners and assembly and other subcontractors are located have unpredictable and potentially volatile economic, social, or political conditions, including the risks of conflict between Taiwan and the People's Republic of China or between North Korea and South Korea. The occurrence of any of these circumstances could disrupt Actel's operations and may have a materially adverse effect on Actel's business, financial condition, or results of operations.

     Actel's corporate offices are located in California, which was subject to power outages and shortages during 2001. More extensive power shortages in the state could disrupt Actel's operations and interrupt its research and development activities.

     Forward-Looking Statements

     All {bracketed statements} contained in this Annual Report on Form 10-K, including all {bracketed statements} contained in any document incorporated herein by reference, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All forward-looking statements are made by Actel's management in the exercise of its best judgment based on the information currently known by management, but they are not guarantees of future performance. Thus, actual events and results may differ materially from those expressed or forecast in the forward-looking statements due to the Risk Factors identified herein or for other reasons. Actel undertakes no obligation to update any forward-looking statement contained or incorporated by reference in this Annual Report on Form 10-K.

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

     Gross Margin

     Actel's gross margin is the difference between the revenues it receives from the sale of its products and the cost of those products. The price Actel can charge for a product is constrained principally by its competitors. While competition has always been intense, Actel believes price competition has become more acute. This may be due in part to the transition toward high-level design methodologies, which permit designers to wait until later in the design process before selecting a programmable or masked silicon device and make it easier to convert between PLDs or between a programmable and a masked silicon device. These competitive pressures may cause Actel to reduce the prices of its products more quickly than it can achieve cost reductions, which would reduce Actel's gross margin and may have a materially adverse effect on its operating results.

     One of the most important variables affecting the cost of Actel's products is manufacturing yields. With its customized antifuse and flash manufacturing process requirements, Actel almost invariably experiences difficulties and delays in achieving satisfactory, sustainable yields on new processes or at new foundries. Until satisfactory yields are achieved, gross margins on news products will generally be lower than on mature products. Depending upon the rate at which sales of these new products ramp and the extent to which they displace mature products, the lower gross margins could have a materially adverse effect on Actel's operating results.

     Management of Growth

     Actel has in the past experienced and expects to again experience growth in the number of its employees and the scope of its operations, resulting in increased responsibilities for management personnel. To manage future growth effectively, Actel will need to continue to hire, train, motivate, and manage a growing number of employees. The future success of Actel will also depend on its ability to attract and retain qualified technical, marketing, and management personnel. In particular, the availability of qualified silicon design, software design, process, and test engineers is limited, and competition among companies for skilled and experienced engineering personnel is often strong. Especially during strong business cycles, Actel expects to experience difficulty in filling its needs for qualified engineers and other personnel. No assurance can be given that Actel will be able to achieve or manage effectively any such growth, and failure to do so could delay product development and introductions or otherwise have a materially adverse effect on Actel's business, financial condition, or results of operations.

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

     Actel introduced the ProASIC family of devices in 1999 and the ProASIC Plus family in 2002. While ProASIC products are based on a flash process technology that is less customized than an antifuse process, it is also a technology less familiar to Actel. In addition, it is generally more difficult to bring up an advanced flash process than it is to bring up an advanced antifuse process. Actel has always experienced difficulty achieving satisfactory, sustainable yields on new process technologies at new foundries, and the flash process at Infineon was no different. Although Actel believes that it has been able to overcome these difficulties in the past, no assurance can be given that it will be able to do so with respect to new flash products. In any event, until satisfactory, sustainable yields are achieved on ProASIC Plus devices, they generally will be sold at lower gross margins than Actel's mature product families, which could have a materially adverse effect on operating results.

     The fabrication of antifuse and flash wafers is a complex process that requires a high degree of technical skill, state-of-the-art equipment, and effective cooperation between Actel and the foundry to produce acceptable yields. Minute impurities, errors in any step of the fabrication process, defects in the masks used to print circuits on a wafer, and other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to be non-functional. As is common in the semiconductor industry, Actel has experienced from time to time in the past, and expects to experience in the future, production yield problems and delivery delays. Any prolonged inability to obtain adequate yields or deliveries could have a materially adverse effect on Actel's business, financial condition, or results of operations.

     One-Time Programmability (OTP)

     The nonvolatility of Actel's antifuse FPGAs is necessary or desirable in some applications, but all other things being equal, logic designers generally would prefer to prototype with a reprogrammable logic device. This is because the designer can reuse the device if an error is made. The visibility associated with discarding an OTP device often causes designers to select a reprogrammable device even when the alternative OTP device offers significant advantages. This bias in favor of designing with reprogrammable logic devices appears to increase as the size of the design increases, and is a major reason Actel decided to offer reprogrammable ProASIC devices. No assurance can be given that Actel will be able to overcome this competitive disadvantage.

     Patent Infringement

     As is typical in the semiconductor industry, Actel has been and expects to be notified from time to time of claims that it may be infringing patents owned by others. During 2001, Actel held discussions regarding potential patent infringement issues with several third parties, some of which significantly greater financial and intellectual property resources than Actel. As it has in the past, Actel may obtain licenses under patents that it is alleged to infringe. Although patent holders commonly offer licenses to alleged infringers, no assurance can be given that licenses will be offered or that the terms of any offered licenses will be acceptable to Actel. Failure to obtain a license for technology allegedly used by Actel could result in litigation. All litigation, whether or not determined in favor of Actel, can result in significant expense to Actel and can divert the efforts of Actel's technical and management personnel from productive tasks. While Actel believes that reasonable resolution will occur, there can be no assurance that these claims will be resolved or that the resolution of these claims will not have a materially adverse effect on Actel's business, financial condition, or results of operations. In addition, Actel's evaluation of the impact of these pending disputes could change based on new information learned by Actel.

     In February 2001, Actel introduced SRAM-based VariCore EPGA IP cores. Since Actel did not receive any sublicensing rights under the Xilinx Agreement, the licensing of VariCore EPGAs by Actel would not be protected by the cross-license contained in the Xilinx Agreement.

     Actel has obtained patents covering aspects of its FPGA architecture and logic modules and certain techniques for manufacturing its antifuse and flash FPGAs, but no assurance can be given that Actel's patents will be determined to be valid or that any assertions of infringement or invalidity by other parties will not be successful. In addition, Actel has agreed to defend and indemnify customers from and against claims that Actel products infringe the patent or other intellectual rights of third parties. In the event of an adverse ruling in any litigation involving intellectual property, Actel could suffer significant (and possibly treble) monetary damages, which could have a materially adverse effect on Actel's business, financial condition, or results of operations. Actel may also be required to discontinue the use of infringing processes; cease the manufacture, use, and sale or licensing of infringing products; expend significant resources to develop non-infringing technology; or obtain licenses under patents that it is infringing. In the event of a successful claim against Actel, Actel's failure to develop or license a substitute technology on commercially reasonable terms could also have a materially adverse effect on Actel's business, financial condition, and results of operations.

     Potential Acquisitions

     In pursuing its business strategy, Actel may acquire products, technologies, or businesses from third parties. Identifying and negotiating these acquisitions may divert substantial management time away from Actel's operations. An acquisition could absorb substantial cash resources, require Actel to incur or assume debt obligations, and/or involve the issuance of additional Actel equity securities. The issuance of additional equity securities may dilute, and could represent an interest senior to the rights of, the holders of Actel's Common Stock. An acquisition could involve significant write-offs (possibility resulting in a loss for the fiscal year(s) in which taken) and would require the amortization of any identifiable intangibles over a number of years, which would adversely affect earnings in those years. Any acquisition would require attention from Actel's management to integrate the acquired entity into Actel's operations, may require Actel to develop expertise outside its existing business, and could result in departures of management from either Actel or the acquired entity. An acquired entity may have unknown liabilities, and its business may not achieve the results anticipated at the time it is acquired by Actel. The occurrence of any of these circumstances could disrupt Actel's operations and may have a materially adverse effect on Actel's business, financial condition, or results of operations.

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

     Reliance on Distributors

     In 2001, sales made through distributors accounted for 68% of Actel's net revenues. Two of Actel's distributors, Pioneer and Unique, accounted for 20% and 19%, respectively, of Actel's net revenues in 2001. No assurance can be given that future sales by these or other distributors will continue at current levels or that Actel will be able to retain its current distributors on terms that are acceptable to Actel. During 2001, Actel consolidated its distribution channel by terminating Arrow, which accounted for 13% of Actel's net revenues in 2001.

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

     Actel defers recognition of revenue on shipments to distributors until the product is resold by the distributor to the end user. Actel's distributors have occasionally built inventories in anticipation of substantial growth in sales and, when such growth did not occur as rapidly as anticipated, substantially reduced the amount of product ordered from Actel in subsequent quarters. Such a slowdown in orders would generally reduce Actel's profit margins on future sales of higher cost products because Actel would be unable to take advantage of any manufacturing cost reductions while the distributor depleted its inventory at lower average selling prices. In addition, while Actel believes that its major distributors are currently adequately capitalized, no assurance can be given that one or more of Actel's distributors will not experience financial difficulties. The failure of one or more of Actel's distributors to pay for products ordered from Actel or to continue operations because of financial difficulties or for other reasons could have a materially adverse effect on Actel's business, financial condition, or results of operations.

     Reliance on International Sales

     Sales to customers outside the United States accounted for 38% of net revenues in 2001. The largest portion of export sales is made to European customers, which accounted for 28% of net revenues in 2001. Actel expects that revenues derived from international sales will continue to represent a significant portion of its total revenues. International sales are subject to a variety of risks, including longer payment cycles, greater difficulty in accounts receivable collection, currency exchange risks, currency restrictions, tariffs, trade barriers, taxes, export license requirements, and the impact of recessionary environments in economies outside the United States. All of Actel's foreign sales are denominated in U.S. Dollars, so Actel's products become less price competitive in countries with currencies that are declining in value against the dollar. In addition, since a majority of Actel's foreign sales are made through distributors, such sales are subject to the risks described above in "Reliance on Distributors."

     Semiconductor Industry Risks

     The semiconductor industry has historically been cyclical and periodically subject to significant economic downturns, which are characterized by diminished product demand, accelerated price erosion, and overcapacity. Beginning in the fourth quarter of 2000, Actel and the semiconductor industry in general experienced reduced bookings and backlog cancellations due to excess inventories at communications, computer, and consumer equipment manufacturers and a general softening in the overall economy. The downturn, which has been severe and could be prolonged, resulted in lower revenues, which in turn had a disproportionate effect on profitability, including Actel's. Actel may in the future experience substantial period-to-period fluctuations in business and results of operations due to general semiconductor industry conditions, overall economic conditions, or other factors, including legislation and regulations governing the import or export of semiconductor products.

     Strategic Investments

     Actel occasionally makes equity investments in public or private companies for the promotion of strategic objectives. The value of these equity investments may experience significant volatility, and Actel monitors its equity investments for impairment on a periodic basis. In the event that the carrying value of an equity investment were to exceed its fair value, and the decline in value were determined to be other than temporary, the carrying value would be reduced to its current fair value, which would have an adverse effect on Actel's operating results that might be material.

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

     Actel must also continue to make significant investments in research and development to develop new products and achieve market acceptance for such products. Actel conducts most of its research and development activities at facilities operated by its foundries. Although Actel to date has not experienced any significant difficulty in obtaining access to such facilities, no assurance can be given that access will not be limited or that such facilities will be adequate to meet Actel's needs in the future.

     Use of Estimates

     The preparation of the financial statements in conformity with accounting principals generally accepted in the United States requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosure of contingent assets and liabilities. Actel bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results invariably differ from these estimates, and such differences could be material. In addition, if these estimates or their related assumptions change in the future, it could have a materially adverse effect on Actel's operating results.

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

Executive Officers of the Registrant

     The following table identifies each executive officer of Actel as of March 31, 2002:

        Name             Age                  Position
----------------------  -----   ------------------------------------------------

John C. East..........   57     President and Chief Executive Officer

Esmat Z. Hamdy........   52     Senior Vice President of Technology & Operations

Jon A. Anderson.......   43     Vice President of Finance and Chief Financial
                                Officer

Anthony Farinaro......   39     Vice President & General Manager of Design
                                Services

Paul V. Indaco........   51     Vice President of Worldwide Sales

Dennis G. Kish........   38     Vice President of Marketing

Barbara L. McArthur...   51     Vice President of Human Resources

Fares N. Mubarak......   40     Vice President of Engineering

David L. Van De Hey...   46     Vice President & General Counsel and Secretary

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

     Mr. Anderson joined Actel in March 1998 as Controller and has been Vice President of Finance and Chief Financial Officer since August 2001. From 1987 until joining Actel, he held various financial positions at National
Semiconductor, a semiconductor company, with the most recent position of Director of Finance, Local Area Networks Division. From 1982 to 1986, he was an auditor with Touche Ross & Co., a public accounting firm.

     Mr. Farinaro joined Actel in August 1998 as Vice President & General Manager of Design Services. From February 1990 until joining Actel, he held various engineering and management positions with GateField (formally Zycad Corporation until 1997), a semiconductor company, with the most recent position of Vice President of Application & Design Services. From 1985 to 1990, Mr. Farinaro held various engineering and management positions at Singer Kearfott, an aerospace electronics company, and its spin-off, Plessey Electronic Systems Corporation.

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

     Ms. McArthur joined Actel in July of 2000 as Vice President of Human Resources. From 1997 until joining Actel, she was Vice President of Human Resources at Talus Solutions. Before that, Ms. McArthur held senior human resource positions at Applied Materials from 1993 to 1997, 3Com Corporation from 1987 to 1993, and at Saga Corporation from 1978 to 1986.

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

     Subject to their rights under any contract of employment or other agreement, executive officers serve at the discretion of the Board of Directors.

ITEM 2. PROPERTIES

     Actel's principal administrative, marketing, sales, customer support, design, research and development, and testing facilities are located in Sunnyvale, California, in three buildings that comprise approximately 138,000 square feet. These buildings are leased through June 2003, and Actel has a renewal option for an additional five-year term. Actel also leases sales offices in the metropolitan areas of Atlanta, Boston, Chicago, Dallas, Denver, Hong Kong, Houston, London, Los Angeles, Milan, Minneapolis/St. Paul, Munich, New York, Orlando, Paris, Ottawa (Ontario), Philadelphia, Raleigh, Seattle, Tokyo, and Washington D.C., as well as the facilities of the Design Services Group in Mt. Arlington, New Jersey, and the facility formerly occupied by GateField in Fremont, California. {Actel believes its facilities will be adequate for its needs in 2002.}

ITEM 3. LEGAL PROCEEDINGS

     There are no pending legal proceedings of a material nature to which Actel is a party or of which any of its property is the subject. There are no such legal proceedings known by Actel to be contemplated by any governmental authority.

     On March 29, 2001, Unisys Corporation (Unisys) brought suit in the United States District Court for the Northern District of California, San Jose Division (Court), against Actel seeking monetary damages and injunctive relief. Actel and Unisys orally agreed to settle the case on April 25, 2001, and executed a definitive written settlement agreement on June 29, 2001. The Court dismissed the case with prejudice on July 13, 2001. The settlement was immaterial to Actel's business, financial condition, and operating results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     Actel's Common Stock has been traded on the Nasdaq National Market under the symbol "ACTL" since its initial public offering on August 2, 1993. On March 25, 2001, there were 212 shareholders of record. Since many shareholders have their shares held of record in the name of their brokerage firm, the actual number of shareholders is estimated by Actel to be about 8,300. The following table set forth for the periods indicated the high and low sales prices per share of Actel Common Stock as reported on the Nasdaq National Market.

                                                                          2001                        2000
                                                                   High          Low           High          Low

First Quarter.............................................     $  31.81     $   17.38     $   36.50     $   21.63

Second Quarter............................................        26.90         16.69         46.88         22.00

Third Quarter.............................................        25.00         15.27         55.38         29.63

Fourth Quarter............................................        22.14         15.54         39.00         20.00

On April 3, 2002, the reported last sale of Actel Common Stock on the Nasdaq National Market was $20.30.

Recent Sales of Unregistered Securities

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

     On June 2, 2000, Actel acquired Prosys by merger. The purchase price of $24.5 million included the issuance of 220,518 shares of Actel Common Stock and the assumption of options to purchase 294,000 shares of Actel Common Stock. During 2001, an additional 54,290 shares of Actel Common Stock was issued to Prosys security holders upon the achievement of certain technological milestones specified in the June 2000 purchase agreement. The shares issued and delivered to Prosys shareholders were exempt from registration pursuant to Section 4(2) of the Securities Act because such shares were sold to accredited investors who had access to financial and other relevant data concerning Actel.

ITEM 6. SELECTED FINANCIAL DATA

     The  information   appearing  under  the  caption  "Selected   Consolidated
Financial Data" in the 2001 Annual Report is incorporated herein by this reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information appearing under the caption "Management's Discussion and Analysis of Financial Conditions and Results of Operations" of the 2001 Annual Report is incorporated herein by this reference.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information appearing under the caption "Market Risk" under the main caption "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in the 2001 Annual Report is incorporated herein by this reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information appearing under the captions "Consolidated Balance Sheets," "Consolidated Statements of Income," "Consolidated Statements of Shareholders' Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements," and "Report of Ernst & Young LLP, Independent Auditors" in the 2001 Annual Report is incorporated herein by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     Except for the information specifically incorporated by reference from Actel's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 24, 2002, as filed on or about April 8, 2002, with the Securities and Exchange Commission (2002 Proxy Statement) in Part III of this Annual Report on Form 10-K, the 2002 Proxy Statement shall not be deemed to be filed as part of this Report. Without limiting the foregoing, the information under the captions "Compensation Committee Report," "Audit Committee Report," and "Company Stock Performance" under the main caption "OTHER INFORMATION" in the 2002 Proxy Statement are not incorporated by reference in this Annual Report on Form 10-K.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding the identification and business experience of Actel's directors under the caption "Nominees" under the main caption "PROPOSAL NO. 1 -- ELECTION OF DIRECTORS" in the 2002 Proxy Statement and the information under the main caption "COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934" in the 2002 Proxy Statement are incorporated herein by this reference. For information regarding the identification and business experience of Actel's executive officers, see "Executive Officers of the Registrant" at the end of Item 1 in Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     The information under the caption "Director Compensation" under the main caption "PROPOSAL NO. 1 -- ELECTION OF DIRECTORS" in the 2002 Proxy Statement and the information under the caption "Executive Compensation" under the main caption "OTHER INFORMATION" in the 2002 Proxy Statement are incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information under the caption "Share Ownership" under the main caption "INFORMATION CONCERNING SOLICITATION AND VOTING" in the 2002 Proxy Statement and the information under the caption "Security Ownership of Management" under the main caption "OTHER INFORMATION" in the 2002 Proxy Statement are incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the caption "Certain Transactions" under the main caption "OTHER INFORMATION" in the 2002 Proxy Statement is incorporated herein by this reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Annual Report on Form 10-K:

         (1)  Financial  Statements.   The  following   consolidated  financial
     statements of Actel Corporation included in the 2001 Annual Report are incorporated by reference in Item 8 of this Annual Report on Form 10-K:

              Consolidated balance sheets at December 31, 2001 and 2000

              Consolidated statements of operations for each of the three years in the period ended December 31, 2001

              Consolidated   statements  of  shareholders'   equity  and  other
              comprehensive income/(loss) for each of the three years in the period ended December 31, 2001

              Consolidated statements of cash flows for each of the three years in the period ended December 31, 2001

              Notes to consolidated financial statements

          (2) Financial Statement Schedule. The financial statement schedule listed under 14(d) hereof is filed with this Annual Report on Form 10-K.

          (3) Exhibits. The exhibits listed under Item 14(c) hereof are filed with, or incorporated by reference into, this Annual Report on Form 10-K.

     (b) Reports on Form 8-K. None.

     (c) Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-K:

    Exhibit Number                         Description
   ---------------  ------------------------------------------------------------
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

     Exhibit Number                         Description
   ---------------- ------------------------------------------------------------
       10.2 (2) 1986 Incentive Stock Option Plan, as amended and restated (filed as Exhibit 10.2 to the Registrant's Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended January 2, 2000).

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

       10.6 (2)     Employee Retention Plan, as amended and restated.

       10.7 (2) Deferred Compensation Plan, as amended and restated (filed as Exhibit 10.7 to the Registrant's Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended December 31, 2000).

       10.8 Form of Distribution Agreement (filed as Exhibit 10.13 to the Registrant's Registration Statement on Form S-1 (File No. 33-64704), declared effective on August 2, 1993).

       10.9 (1) Patent Cross License Agreement dated April 22, 1993 between the Registrant and Xilinx, Inc. (filed as Exhibit 10.14 to the Registrant's Registration Statement on Form S-1 (File No. 33-64704), declared effective on August 2, 1993).

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

     Exhibit Number                         Description
     -------------- ------------------------------------------------------------
       10.13 Lease Agreement for the Registrant's offices in Sunnyvale, California, dated May 10, 1995 (filed as Exhibit 10.19 to the Registrant's Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended December 31, 1995).

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

       10.16 (1)    Patent  Cross  License  Agreement  dated  August  25,  1998, between Actel Corporation and QuickLogic Corporation. (filed as Exhibit 10.19 to the Registrant's Annual Report on Form
                    10-K (File No. 0-21970) for the fiscal year ended January 3,
                    1999).

       10.17 Amended And Restated Agreement and Plan of Merger by and among Actel Corporation, GateField Acquisition Corporation, and GateField Corporation dated as of May 31, 2000 (filed as Annex I to GateField Corporation's Definitive Proxy Statement on Schedule 14A (File No. 0-13244) on June 9, 2000, and incorporated herein by this reference).

       10.18 Agreement and Plan of Reorganization by and between Actel Corporation and Prosys Technology, Inc., Jung-Cheun "Frank" Lien, Sheng "Jason" Feng, Chung Sun, Eddy Huang, and Nan Horng Yeh dated as of June 2, 2000 (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 0-21970) on June 16, 2000, and incorporated herein by this reference).

       13 Portions of Registrant's Annual Report to Shareholders for the fiscal year ended January 6, 2002, incorporated by reference into this Report on Form 10-K.

       21           Subsidiaries of Registrant (see page 53)

       23           Consent of Ernst & Young LLP, Independent Auditors (see page
                    51)

       24           Power of Attorney (see page 50)

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

     (d) Financial Statement Schedule. The following financial statement schedule of Actel Corporation is filed as part of this Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements of Actel Corporation, including the notes thereto, and the Report of Independent Auditors with respect thereto:

   Schedule                          Description                           Page
   --------        ------------------------------------------             ------
      II                Valuation and qualifying accounts                   52

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

                                                 ACTEL CORPORATION




                     April 4, 2002                By:   /s/ John C. East
                                                     --------------------
                                                         John C. East
                                           President and Chief Executive Officer

                                   EXHIBIT 24


                                POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints John C. East, Jon A. Anderson, and David L. Van De Hey, and each of them acting individually, as his attorney-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue thereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                           Title                      Date

    /s/ John C. East       President and Chief Executive Officer
  --------------------     (Principal Executive Officer)and
     (John C. East)        Director                                April 4, 2002

   /s/ Jon A. Anderson     Vice President of Finance and Chief
  --------------------     Financial Officer (Principal Financial
    (Jon A. Anderson)      and Accounting Officer)                 April 4, 2002

  /s/ James R. Fiebiger
  ---------------------
   (James R. Fiebiger)      Director                               April 4, 2002

   /s/ Jos C. Henkens
   ------------------
    (Jos C. Henkens)        Director                               April 4, 2002

 /s/ Jacob S. Jacobsson
 ----------------------
  (Jacob S. Jacobsson)      Director                               April 4, 2002

/s/ Frederic N. Schwettmann
---------------------------
 (Frederic N. Schwettmann)  Director                               April 4, 2002

  /s/ Robert G. Spencer
  ---------------------
   (Robert G. Spencer)      Director                               April 4, 2002

                                   EXHIBIT 23



               CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

     We consent to the incorporation by reference in this Annual Report (Form 10-K) of Actel Corporation of our report dated January 21, 2002, included in the 2001 Annual Report to Shareholders of Actel Corporation.

     Our audits also included the financial statement schedule of Actel Corporation listed in Item 14(a). This schedule is the responsibility of Actel's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements as a whole, presents fairly in all material respects the information set forth therein.

     We also consent to the incorporation by reference in the Registration Statements (Form S-8 Nos. 33-74492, 333-3398, 333-71627, 333-36222, 333-43274,
333-54652, and 333-81926) of our report dated January 21, 2002, with respect to the consolidated financial statements of Actel Corporation incorporated by reference in its Annual Report (Form 10-K) for the year ended December 31, 2001, and our report included in the preceding paragraph with respect to the financial statement schedule included in this Annual Report (Form 10-K) of Actel Corporation.


                                                          /S/ ERNST & YOUNG LLP

San Jose, California
April 5, 2002

                                   SCHEDULE II



                                ACTEL CORPORATION

                     --------------------------------------

                        Valuation and Qualifying Accounts
                                 (in thousands)



                                                                Balance at                               Balance at
                                                                beginning                                  end of
                                                                of period     Provisions    Write-Offs     period
                                                               ----------     ----------    ----------   ----------

Allowance for doubtful accounts:
Year ended December 31, 1999..............................     $  1,554       $  --         $  475       $ 1,079
Year ended December 31, 2000..............................        1,079          91            100         1,070
Year ended December 31, 2001..............................     $  1,070       $ 572         $  314  $      1,328

                                   EXHIBIT 21



                                ACTEL CORPORATION

                     --------------------------------------

                                  Subsidiaries


                     Actel Europe, Ltd., a U.K. corporation

                     Actel Europe SARL, a French corporation

                        Actel GmbH, a German corporation

                Actel Pan-Asia Corporation, a Nevada corporation

             Actel Pan-Asia, Hong Kong Ltd., a Hong Kong corporation

                     Actel Japan, KK, a Japanese corporation