Form 10-Q
period 2002-04-07
ACTEL CORP
filed 2002-05-21
CIK 907687

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                     --------------------------------------

                                    FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 7, 2002

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

     Number  of  shares  of  Common  Stock  outstanding  as  of  May  17,  2002:
24,440,550.

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

                                ACTEL CORPORATION

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               (unaudited, in thousands except per share amounts)

                                                                                          Three Months Ended
                                                                               ----------------------------------------
                                                                                 Apr. 7,         Apr. 1,       Jan. 6,
                                                                                  2002            2001          2002
                                                                               ----------     -----------    ----------
Net revenues............................................................       $   33,060     $    45,034    $   32,059
Costs and expenses:
   Cost of revenues.....................................................           12,784          16,874        12,492
   Research and development.............................................            9,737           9,764         9,920
   Selling, general, and administrative.................................           10,711          11,184        10,091
   Amortization of goodwill and other
    acquisition-related intangibles*....................................              681           3,749         3,642
                                                                               ----------     -----------    ----------
         Total costs and expenses.......................................           33,913          41,571        36,145
                                                                               ----------     -----------    ----------
Income (loss) from operations...........................................             (853)          3,463        (4,086)
Interest income and other, net..........................................            1,365           2,085         1,660
                                                                               ----------     -----------    ----------
Income (loss) before tax provision......................................              512           5,548        (2,426)
Tax provision...........................................................              117           2,753           105
                                                                               ----------     -----------    ----------
Net income (loss).......................................................       $      395     $     2,795    $   (2,531)
                                                                               ==========     ===========    ==========
Net income (loss) per share:
   Basic................................................................       $     0.02     $      0.12    $    (0.11)
                                                                               ==========     ===========    ==========
   Diluted..............................................................       $     0.02     $      0.11    $    (0.11)
                                                                               ==========     ===========    ==========
Shares used in computing net income (loss) per share:
   Basic................................................................           24,170          23,472        23,987
                                                                               ==========     ===========    ==========
   Diluted..............................................................           25,388          25,126        23,987
                                                                               ==========     ===========    ==========

--------------------------------------------------

* In the first quarter of 2002, Actel adopted Statement of Financial Accounting Standards (SFAS) Nos. 141 and 142, which eliminated the systematic amortization of goodwill. Please see footnote 2 for further discussion of the impact of adopting these new pronouncements.

                                ACTEL CORPORATION

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)

                                                                                         Apr. 7,       Jan. 6,
                                                                                           2002          2002
                                                                                      -----------   ---------
                                                                                       (unaudited)      (note)


                                     ASSETS

Current assets:
   Cash and cash equivalents....................................................      $     7,766   $    7,912
   Short-term investments.......................................................          117,207      120,923
   Accounts receivable, net.....................................................           20,246       16,759
   Inventories, net.............................................................           37,076       36,338
   Deferred income taxes........................................................           23,312       26,096
   Prepaid expenses and other current assets....................................            6,436        4,251
                                                                                      -----------   ----------
         Total current assets...................................................          212,043      212,279
Property and equipment, net.....................................................           14,806       14,665
Goodwill, net...................................................................           37,180       37,180
Other assets, net...............................................................           26,418       25,958
                                                                                      -----------   ----------
                                                                                      $   290,447   $  290,082
                                                                                      ===========   ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable.............................................................      $     9,158   $   10,129
   Accrued salaries and employee benefits.......................................            6,218        7,189
   Other accrued liabilities....................................................            6,463        6,332
   Deferred income..............................................................           26,339       26,758
                                                                                      -----------   ----------
         Total current liabilities..............................................           48,178       50,408
   Deferred compensation plan liability.........................................            2,010        1,994
                                                                                      -----------   ----------
         Total liabilities......................................................           50,188       52,402
Commitments and contingencies
Shareholders' equity:
   Common stock.................................................................               24           24
   Additional paid-in capital...................................................          164,895      162,324
   Retained Earnings............................................................           75,602       75,207
   Note receivable from officer.................................................             (368)        (368)
   Unearned compensation cost...................................................             (280)        (314)
   Accumulated other comprehensive income.......................................              386          807
                                                                                      -----------   ----------
         Total shareholders' equity.............................................          240,259      237,680
                                                                                      -----------   ----------
                                                                                      $   290,447   $  290,082
                                                                                      ===========   ==========

--------------------------------------------------

Note:Derived from audited financial statements included in Actel's report on Form 10-K for the fiscal year ended January 6, 2002.

                                ACTEL CORPORATION

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                                                         Three Months Ended
                                                                                      ------------------------
                                                                                        Apr. 7,       Apr. 1,
                                                                                          2002          2001
                                                                                      ----------    ----------
Operating activities:
   Net income...................................................................      $      395    $    2,795
   Adjustments to reconcile net income to net cash used in operating activities:
     Depreciation and amortization..............................................           2,529         5,478
     Stock compensation cost recognized.........................................              34             -
     Changes in operating assets and liabilities:
       Accounts receivable......................................................          (3,487)        8,278
       Inventories..............................................................            (738)       (6,333)
       Other current assets.....................................................            (873)        1,968
       Accounts payable, accrued salaries and employee benefits, and other
         accrued liabilities....................................................          (1,312)       (9,027)
       Deferred income..........................................................            (419)       (6,527)
       Deferred income taxes....................................................              26            24
                                                                                      ----------    ----------
   Net cash used in operating activities........................................          (3,845)       (3,344)
                                                                                      ----------    ----------

Investing activities:
   Purchases of property and equipment..........................................          (1,989)       (2,558)
   Purchases of available-for-sale securities...................................         (33,749)      (57,295)
   Sales of available-for-sale securities.......................................          36,763        51,245
   Other assets.................................................................             103            75
                                                                                      ----------    ----------
   Net cash provided by (used in) investing activities..........................           1,128        (8,533)
                                                                                      ----------    ----------

Financing activities:
   Sale of common stock.........................................................           2,571         3,140
                                                                                      ----------    ----------
   Net cash provided by financing activities....................................           2,571         3,140
                                                                                      ----------    ----------

Net decrease in cash and cash equivalents.......................................            (146)       (8,737)
Cash and cash equivalents, beginning of period..................................           7,912         9,266
                                                                                      ----------    ----------
Cash and cash equivalents, end of period........................................      $    7,766    $      529
                                                                                      ==========    ==========

Supplemental disclosures of cash flow information:
   Cash paid for taxes..........................................................      $       35    $        6


1.   Basis of Presentation and Summary of Significant Accounting Policies

     The accompanying unaudited consolidated condensed financial statements of Actel Corporation (Actel) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

     The consolidated condensed financial statements include the accounts of Actel and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The interim financial statements should be read in conjunction with the audited financial statements included in Actel's Annual Report on Form 10-K for the year ended January 6, 2002. The results of operations for the quarter ended April 7, 2002, are not necessarily indicative of results that may be expected for the entire fiscal year, which ends January 5, 2003.

2.   Impact of Recently Issued Accounting Standards

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142,Goodwill and Other Intangible Assets." These standards are effective for fiscal years beginning after December 15, 2001. Actel adopted SFAS No. 141 and SFAS No. 142 in the first quarter of 2002. Under these pronouncements, goodwill and any intangible assets with an indefinite life will no longer be amortized, but will be subject to an annual impairment test. All other intangible assets with a finite useful life will continue to be amortized over their estimated useful lives. As of April 7, 2002, unamortized goodwill was $37.2 million. For the quarters ended April 1, 2001, and January 6, 2002, the amortization expense related to goodwill was $2.8 million and $3.0 million, respectively. For the quarter ended April 7, 2002, goodwill was not amortized, which resulted in the elimination of $3.0 million of amortization expense that otherwise would have been recognized as expense. Other intangible assets, with a net book value of $9.3 million at April 7, 2002 (included in other assets line of the consolidated condensed balance sheet), will continue to be amortized over their estimated useful lives. For the quarters ended April 7, 2002, April 1, 2001, and January 6, 2002, amortization expense associated with other intangible assets was $0.7 million, $0.9 million, and $0.7 million, respectively. As of the end of the first quarter of 2002, management concluded there was no cumulative effect from prior years that is required to be recorded as a result of adopting SFAS 142. The current year impairment review is still in process and is expected to be completed by the end of the second quarter of 2002. Accordingly, management is still evaluating the impact that the adoption of SFAS 142 will have on Actel's financial position, operating results, or cash flows.

     SFAS 142 requires disclosure of adjusted net income and adjusted net income per share for all periods presented on the interim statements of operations, as adjusted to eliminate the effects of goodwill amortization. The periods presented below are adjusted to eliminate the effect of goodwill amortization, which is no longer being amortized for periods beginning with the first quarter of 2002.


                                                                                           Three Months Ended
                                                                               -----------------------------------------
                                                                                   Apr. 7,        Apr. 1,        Jan. 6,
                                                                                    2002           2001           2002
                                                                               -----------   ------------   ------------

Reported net income (loss)..............................................       $       395   $      2,795   $     (2,531)
Amortization of goodwill................................................                 -          2,838          2,958
                                                                               -----------   ------------   ------------
Adjusted net income excluding amortization of goodwill..................       $       395   $      5,633   $        427
                                                                               ===========   ============   ============

Reported net income (loss) per share:
   Basic................................................................       $      0.02   $       0.12   $      (0.11)
                                                                               ===========   ============   ============
   Diluted..............................................................       $      0.02   $       0.11   $      (0.11)
                                                                               ===========   ============   ============

Adjusted net income per share:
   Basic................................................................       $      0.02   $       0.24   $       0.02
                                                                               ===========   ============   ============
   Diluted..............................................................       $      0.02   $       0.22   $       0.02
                                                                               ===========   ============   ============

Shares used in computing adjusted net income per share:
   Basic................................................................            24,170         23,472         23,987
                                                                               ===========   ============   ============
   Diluted..............................................................            25,388         25,126         25,064
                                                                               ===========   ============   ============


     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This standard supersedes SFAS 121. Although retaining many of the fundamental recognition and measurement provisions of SFAS 121, the new rules significantly change the criteria that must be met to classify an asset as held-for-sale. The standard also supersedes certain provisions of Accounting Principles Board Opinion (APB) No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred rather than as of the measurement date, as presently required. SFAS 144 becomes effective for fiscal years beginning after December 15, 2001. Actel adopted SFAS 144 in the first quarter of 2002 and the adoption of SFAS 144 did not impact Actel's financial position, operating results, or cash flows.


3.   Inventories

     Inventories consist of the following:

                                                                                        Apr. 7,        Jan. 6,
                                                                                         2002           2002
                                                                                      ----------    ----------
                                                                                            (in thousands)
Inventories:
   Purchased parts and raw materials............................................      $    4,487    $    6,972
   Work-in-process..............................................................          29,927        26,670
   Finished goods...............................................................           2,662         2,696
                                                                                      ==========    ==========
                                                                                      $   37,076    $   36,338
                                                                                      ==========    ==========


     Inventory is stated at the lower of cost (first-in, first-out) or market (net realizable value). Management believes that a certain level of inventory must be carried to maintain an adequate supply of product for customers. This inventory level may vary based upon either orders received from customers or internal forecasts of demand for these products. Other considerations in determining inventory levels include the stage of products in the product life cycle, design win activity, manufacturing lead times, customer demands, strategic relationships with foundries, and competitive situations in the marketplace. Should any of these factors have a result other than anticipated, inventory levels may be adversely and materially affected.


     Actel writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future demand and market conditions. To address this difficult, subjective, and complex area of judgment, Actel applies a methodology that includes assumptions and estimates to arrive at the net realizable value. First, Actel identifies any inventory that has been previously reserved in prior periods. This inventory remains reserved until sold, destroyed, or otherwise dispositioned. Second, Actel's quality assurance personnel examine inventory line items that may have some form of obsolescence due to non-conformance with electrical and mechanical standards. Third, Actel assesses the inventory not otherwise identified to be reserved against product history and forecasted demand, typically six months. Finally, the result of this methodology is analyzed by management in light of the product life cycle, design win activity, and competitive situations in the marketplace to derive an outlook for consumption of the inventory and the appropriateness of the resulting inventory levels. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

4.   Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share in accordance with SFAS No. 128, "Earnings per Share":

                                                                                           Three Months Ended
                                                                               -----------------------------------------
                                                                                   Apr. 7,        Apr. 1,      Jan. 6,
                                                                                    2002           2001         2002
                                                                               ------------     ----------    ----------
                                                                                (in thousands, except per share amounts)
Basic:
Average common shares outstanding..........................................          24,170         23,472        23,987
Shares used in computing net income per share..............................          24,170         23,472        23,987
                                                                               ============     ==========    ==========
Net income.................................................................    $        395     $    2,795    $   (2,531)
                                                                               ============     ==========    ==========
Net income per share.......................................................    $       0.02     $     0.12    $    (0.11)
                                                                               ============     ==========    ==========

Diluted:
Average common shares outstanding..........................................          24,170         23,472        23,987
Net effect of dilutive stock options - based on the treasury stock method..           1,218          1,654             -
                                                                               ------------     ----------    ----------
Shares used in computing net income per share..............................          25,388         25,126        23,987
                                                                               ============     ==========    ==========
Net income.................................................................    $        395     $    2,795    $   (2,531)
                                                                               ============     ==========    ==========
Net income per share.......................................................    $       0.02     $     0.11    $    (0.11)
                                                                               ============     ==========    ==========



5.   Comprehensive Income

     The components of comprehensive income, net of tax, are as follows:

                                                                                           Three Months Ended
                                                                               -----------------------------------------
                                                                                   Apr. 7,        Apr. 1,      Jan. 6,
                                                                                    2002           2001         2002
                                                                               ------------     ----------    ----------
                                                                                              (in thousands)

Net income (loss)..........................................................    $        395     $    2,795    $   (2,531)
Unrealized gain/(loss) on available for sale securities....................            (406)           275            84
Unrealized gain (loss) on forward foreign exchange contracts...............               -              -           (11)
Less reclassification adjustment for gains/(losses) included in net income.             (16)             -           (53)
                                                                               ------------     ----------    ----------
Other comprehensive income (loss)..........................................            (421)           275            20
                                                                               ------------     ----------    ----------
Total comprehensive income (loss)..........................................    $        (26)    $    3,070    $   (2,511)
                                                                               ============     ==========    ==========

Accumulated other comprehensive income presented in the accompanying consolidated condensed balance sheets consists of the accumulated net unrealized gain (loss) on available-for-sale securities.


6.   Investments in Other Companies

     During the first quarter of 2002, Actel sold a portion of an investment in a publicly-traded equity security with a cost basis of $1.0 million and realized a loss on the sale of $0.1 million. At April 7, 2002, Actel continued to hold a remaining investment in the equity security with a cost basis of $4.6 million and an unrealized loss of $0.8 million included in accumulated other comprehensive income/(loss). In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," if the decline in value below cost is determined to be other than temporary, the unrealized losses will be realized as expense on the income statement in the period when that determination is made. Actel determines a decline in market value to be other than temporary when, in the absence of other mitigating factors, a stock has traded below cost for a consecutive six-month period. If this investment continues to trade below cost for more than six months, and other mitigating factors such as general economic and industry specific trends were to adversely change, this investment will be evaluated for impairment and written down to a balance equal to the fair value at the time of impairment, with the amount of the write-down realized as expense on the income statement. Based on management's assessment of industry trends, the volatility and trading volumes of this equity security, as well as the fact that the investment has traded at below original cost for less than six consecutive months, management concluded that the decline in value was temporary and no impairment existed at April 7, 2002.

     At April 7, 2002, Actel held an equity investment in a company located in the United Kingdom. This investment is carried at its cost of $2.2 million on the balance sheet as part of other assets. As this equity security is not publicly traded, determining the fair value of this investment is judgmental in nature and dependant on management's assessment of the performance of the company, which includes, among other things, successfully developing and introducing a new technology into the market as well as obtaining additional funding to finance these activities until the company can generate positive cash flows from the sale of the new products. This investment is subject to a multitude of risks, including but not limited to the risks that the company may not be successful in developing the planned technology, that the company may not be able to secure necessary funding to continue operations, that a suitable market for such technology may not develop, or that a competitor may develop a superior product. If any of these risks materialize, or other indicators of possible impairment arise, the investment will be evaluated for impairment and written down to a balance equal to the fair value at the time of impairment, with the amount of the write-down realized as an expense on the income statement. Based on the progress made toward technological goals, the expectation of future marketability of the technology under development, and additional funding arrangements secured in March 2002, Actel concluded no impairment of this investment existed at April 7, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     All information contained or incorporated by reference in this Quarterly Report on Form 10-Q should be read in conjunction with and in the context of the Risk Factors set forth in this Quarterly Report on Form 10-Q or at the end of
Part I of Actel's Annual Report on Form 10-K for the year ended January 6, 2002. Unless otherwise indicated, the statements contained in this Quarterly Report on Form 10-Q are made as of May 14, 2002, and Actel undertakes no obligation to update such statements, including forward-looking statements. The {bracketed statements} contained in this Quarterly Report on Form 10-Q are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual events and results may differ materially from those expressed or forecast in forward-looking statements due to the Risk Factors or for other reasons.

Critical Accounting Policies

     Actel's discussion and analysis of its financial condition and results of operations are based upon Actel's consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Actel to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosure of contingent assets and liabilities. The U.S. Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of Actel's financial condition and results, and requires management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, Actel's most critical policies include:
Inventories, Impairment of Investments in Other Companies, Intangible Assets and Goodwill, Income Taxes, and Legal Matters. Actel bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates. Actel also has other key accounting policies, such as policies for Revenue and Accounts Receivable. These other policies either do not generally require management to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on Actel's reported results of operations for a given period. All of these policies, as well as the estimates and judgments involved, were disclosed in the Company's Annual Report on Form 10-K filed with the SEC, and the reader should refer to that filing for further information. As of April 7, 2002, there have been no significant changes to any of these policies or to the related estimates and judgments involved in applying these policies.

Results of Operations

     Net Revenues

     Net revenues for the first quarter of 2002 were $33.1 million, an increase of 3% from the fourth quarter of 2001 and a decrease of 27% from the first quarter of 2001. Quarterly net revenues increased sequentially due to a 15% increase in overall unit shipments, which was partially offset by a 10% decrease in the overall average selling price (ASP) of field programmable gate arrays (FPGAs). Quarterly net revenues declined from a year ago due to a 16% decrease in unit shipments and a 13% decrease in ASP. The overall level of demand in a quarter influences total net revenues, and the mix of products sold is generally the primary factor affecting unit volume and ASP levels. Actel's product portfolio includes many products ranging from low ASP devices, which are typically sold in higher volumes, to high ASP devices, which are typically sold in lower unit volumes.

     Gross Margin

     Gross margin for the first quarter of 2002 was 61.3% of net revenues, compared with 61.0% for the fourth quarter of 2001 and 62.5% for the first quarter of 2001. Gross margin for the first quarter of 2002 was lower than the first quarter of 2001 due primarily to decreased utilization of manufacturing capacity associated with lower net revenues.

     Actel seeks to reduce costs by improving wafer yields, negotiating price reductions with suppliers, increasing the level and efficiency of its testing and packaging operations, achieving economies of scale by means of higher production levels, and increasing the number of die produced per wafer, principally by shrinking the die size of its products. No assurance can be given that these efforts will be successful. The capability of Actel to shrink the die size of its FPGAs is dependent on the availability of more advanced manufacturing processes. Due to the custom steps involved in manufacturing antifuse and (to a lesser extent) flash FPGAs, Actel typically obtains access to new manufacturing processes later than its competitors using standard manufacturing processes.

     Research and Development (R&D)

     R&D expenditures for the first quarter of 2002 were $9.7 million, or 29% of net revenues, compared with $9.9 million, or 31% of net revenues, for the fourth quarter of 2001 and $9.8 million, or 22% of revenues, for the first quarter of 2001. Some increased spending on payroll taxes occurred during the first quarter of 2002 compared with the previous quarter due to the restart of FICA taxes for those employees who had reached the maximum limit in or before the fourth quarter of 2001. The increased spending on payroll taxes in the first quarter was more than offset by lower spending in other areas, such as materials, that fluctuate depending on the timing of significant purchases.

     Selling, General, and Administrative (SG&A)

     SG&A expenses for the first quarter of 2002 were $10.7 million, or 32% of net revenues, compared with $10.1 million, or 31% of net revenues, for the fourth quarter of 2001 and $11.2 million, or 25% of net revenues, for the first quarter of 2001. The sequential increase in SG&A expenses was primarily a result of higher outside sales commissions associated with the increase in net revenues and FICA taxes restarting in the first quarter of 2002 for certain employees. The quarterly decrease in SG&A expenses from a year ago resulted primarily from lower selling costs, such as sales commissions, associated with lower net revenues.

     Amortization of Goodwill and Other Acquisition-Related Intangibles and Expenses

     Amortization of goodwill and other acquisition-related intangibles and expenses was $0.7 million for the first quarter of 2002, compared with $3.6 million for the fourth quarter of 2001 and $3.7 million for the first quarter of 2001. The sequential decrease and the decrease from a year ago were due to the implementation of FAS 142 in the first quarter of 2002, which eliminates the amortization of goodwill. See Note 2 of Notes to Consolidated Condensed Financial Statements for further discussion of the impact of adopting FAS 142.

     Interest Income and Other Income and Expenses

     Interest income and other income and expenses was $1.4 million for the first quarter of 2002, compared with $1.7 million for the fourth quarter of 2001 and $2.1 million for the first quarter of 2001. The sequential decrease resulted primarily from lower cash as well as a $0.1 million loss on the sale of a portion of a strategic equity investment. The decrease from a year ago was due primarily to decreased cash, cash equivalents, and short-term investments available for investing by Actel.

     Tax Provision

     Actel's effective rate was 10% for both the first quarter of 2002 and the fourth quarter of 2001. The effective tax rates are based on the estimated annual tax rate in compliance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Significant components affecting the effective tax rate include federal R&D credits, income from tax-exempt securities, the state composite rate, and recognition of certain deferred tax assets subject to valuation allowances. Actel's low level of taxable income in the fourth quarter of 2001 and the first quarter of 2002, combined with a relatively high level of spending on research and development, allowed Actel to record R&D tax credits at a level sufficient to significantly reduce the effective tax rate.

     Liquidity and Capital Resources

     Actel's financial position at the end of the first quarter of 2002 included cash and cash equivalents and short-term investments of $125.0 million, compared with $128.8 million at the beginning of the quarter. The decease was the result of cash used in operating activities and for purchases of property plant and equipment, which was partially offset by cash provided by the sale of stock under employee stock plans.

     Net cash used in operating activities was $3.8 million for the first quarter of 2002, compared with net use of $3.3 million for the first quarter of 2001. The increase resulted primarily from lower net income and an increase in accounts receivable. Accounts receivable increased in the first quarter by $3.4 million as a result of a higher percentage of the shipments occurring in the last month of the quarter. Collections on invoices for shipments made in the last month of a quarter are not typically made until the following month. Capital expenditures for the first quarter of 2002 were $2.0 million, compared with $2.6 million for the first quarter of 2001. Sales of common stock under employee stock plans provided $2.6 million of cash during the first quarter of 2002, compared with $3.1 million for the first quarter of 2001.

     {Actel believes that existing cash, cash equivalents, and short-term investments, together with cash from operations, will be sufficient to meet its cash requirements for the next four quarters.} A portion of available cash may be used for investment in or acquisition of complementary businesses, products, or technologies. Wafer manufacturers are increasingly demanding financial support from customers in the form of equity investments and advance purchase price deposits, which can be substantial. If Actel requires additional capacity, it may be required to incur significant expenditures to secure such capacity.

     Actel believes that the availability of adequate financial resources is a substantial competitive factor. To take advantage of opportunities as they arise, or to withstand adverse business conditions when they occur, it may become prudent or necessary for Actel to raise additional capital. Actel monitors the availability and cost of potential capital resources, including equity and debt with a view towards raising additional capital on terms that are acceptable to Actel. There can be no assurance that additional capital will become available on acceptable terms.

     Investments in Other Companies

     During the first quarter of 2002, Actel sold a portion of an investment in a publicly-traded equity security with a cost basis of $1.0 million and realized a loss on the sale of $0.1 million. At April 7, 2002, Actel continued to hold a remaining investment in the equity security with a cost basis of $4.6 million and an unrealized loss of $0.8 million included in accumulated other comprehensive income/(loss). Subsequent to the end of the first quarter, during the first month of the second quarter of 2002, Actel sold an additional portion of this equity security with a cost basis of $3.5 million and realized a loss on the sale of $0.5 million which will be reflected in the income statement for the second quarter of 2002. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," if the decline in value below cost is determined to be other than temporary, the unrealized losses will be realized as expense on the income statement in the period when that determination is made. Actel determines a decline in market value to be other than temporary when, in the absence of other mitigating factors, a stock has traded below cost for a consecutive six-month period. If this investment continues to trade below cost for more than six months, and other mitigating factors such as general economic and industry specific trends were to adversely change, this investment will be evaluated for impairment and written down to a balance equal to the fair value at the time of impairment, with the amount of the write-down realized as expense on the income statement. Based on management's assessment of industry trends, the volatility and trading volumes of this equity security, as well as the fact that the investment has traded at below original cost for less than six consecutive months, management concluded that the decline in value was temporary and no impairment existed at April 7, 2002.

     At April 7, 2002, Actel held an equity investment in a company located in the United Kingdom. This investment is carried at its cost of $2.2 million on the balance sheet as part of other assets. As this equity security is not publicly traded, determining the fair value of this investment is judgmental in nature and dependant on management's assessment of the performance of the company, which includes, among other things, successfully developing and introducing a new technology into the market as well as obtaining additional funding to finance these activities until the company can generate positive cash flows from the sale of the new products. This investment is subject to a multitude of risks, including but not limited to the risks that the company may not be successful in developing the planned technology, that the company may not be able to secure necessary funding to continue operations, that a suitable market for such technology may not develop, or that a competitor may develop a superior product. If any of these risks materialize, or other indicators of possible impairment arise, the investment will be evaluated for impairment and written down to a balance equal to the fair value at the time of impairment, with the amount of the write-down realized as an expense on the income statement. {Based on} the progress made toward technological goals, {the expectation of future marketability of the technology under development,} and additional funding arrangements secured in March 2002, {Actel concluded no impairment of this investment existed at April 7, 2002.}

Other Factors Affecting Future Operating Results

     Actel's operating results are subject to general economic conditions and a variety of risks characteristic of the semiconductor industry (including booking and shipment uncertainties, wafer supply fluctuations, and price erosion) or specific to Actel, any of which could cause Actel's operating results to differ materially from past results. For a discussion of such risks, see "Risk Factors" in Part I of Actel's Annual Report on Form 10-K for 2001, which is incorporated herein by this reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     As of April 7, 2002, Actel's investment portfolio (other than strategic investments) consisted primarily of corporate bonds, floating rate notes, and federal and municipal obligations. The principal objectives of Actel's investment activities are to preserve principal, meet liquidity needs, and maximize yields. To meet these objectives, Actel invests only in high credit quality debt securities with average maturities of less than two years. Actel also limits the percentage of total investments that may be invested in any one issuer. Corporate investments as a group are also limited to a maximum percentage of Actel's investment portfolio.

     Actel is exposed to financial market risks, including changes in interest rates, and marketable equity security prices. All of the potential changes noted below are based upon sensitivity analysis performed on Actel's financial position and expected operating levels at April 7, 2002. Actual results may differ materially.

     Actel's investments are subject to interest rate risk. An increase in interest rates could subject Actel to a decline in the market value of its investments. These risks are mitigated by the ability of Actel to hold these investments to maturity. A hypothetical 100 basis point increase in interest rates would result in a reduction of approximately $1.1 million in the fair value of Actel's available-for-sale securities held at April 7, 2002.

     Actel's strategic investments in marketable equity securities are subject to equity price risks. Actel typically does not attempt to reduce or eliminate market exposure on these securities. Assuming a 10% adverse change, the marketable strategic equity securities would decrease in value by approximately $0.4 million, based on the value of the portfolio as of April 7, 2002.

Additional Quarterly Information

     The following table presents certain unaudited quarterly results for each of the eight quarters in the period ended April 7, 2002. In the opinion of management, all necessary adjustments (consisting only of normal recurring accruals) have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated condensed financial statements of Actel and notes thereto included in Actel's Annual Report on Form 10-K for the year ended December 31, 2001. These quarterly operating results are not necessarily indicative of the results for any future period.



                                                                          Three Months Ended
                                      ---------------------------------------------------------------------------------------------
                                        Apr. 7,    Jan. 6,     Sep. 30,    July 1,     Apr. 1,     Dec. 31,    Oct. 1,     July 2,
                                         2002**     2002         2001       2001        2001         2000       2000        2000
                                      ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
                                                              (in thousands except per share amounts)
Statements of Operations Data:
Net revenues......................... $  33,060   $  32,059   $  32,006   $  36,460   $  45,034   $  60,129   $  60,080   $  55,544
Gross profit.........................    20,276      19,567      16,734      18,888      28,160      38,060      37,626      34,595
Income (loss) from operations........      (853)     (4,086)     (6,188)     (4,233)      3,463       7,497      13,648       6,778
Net income (loss)....................       395   $  (2,531)  $  (2,334)  $  (2,631)  $   2,795   $   3,455   $   9,779   $  20,112
Net income (loss) per share:
   Basic............................. $    0.02   $   (0.11)  $   (0.10)  $   (0.11)  $    0.12   $    0.14   $    0.41   $    0.86
                                      =========   =========   =========   =========   =========   =========   =========   =========
   Diluted*.......................... $    0.02   $   (0.11)  $   (0.10)  $   (0.11)  $    0.11   $    0.13   $    0.36   $    0.77
                                      =========   =========   =========   =========   =========   =========   =========   =========
Shares used in computing net income
   (loss) per share:
   Basic.............................    24,170      23,987      23,852      23,642      23,472      23,890      23,869      23,263
                                      =========   =========   =========   =========   =========   =========   =========   =========
   Diluted*..........................    25,388      23,987      23,852      23,642      25,126      26,107      26,999      26,186
                                      =========   =========   =========   =========   =========   =========   =========   =========

                                                                          Three Months Ended
                                      ---------------------------------------------------------------------------------------------
                                        Apr. 7,    Jan. 6,     Sep. 30,    July 1,     Apr. 1,     Dec. 31,    Oct. 1,     July 2,
                                         2002       2002         2001       2001        2001         2000       2000        2000
                                      ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
As a Percentage of Net Revenues:
Net revenues.........................   100.0%     100.0%      100.0%      100.0%      100.0%      100.0%      100.0%      100.0%
Gross profit.........................    61.3       61.0        52.3        51.8        62.5        63.3        62.6        62.3
Income (loss) from operations........    (2.6)     (12.7)      (19.3)      (11.6)        7.7        12.5        22.7        12.2
Net income (loss)....................     1.2       (7.9)       (7.3)       (7.2)        6.2         5.7        16.3        36.2

--------------------------------------

* For the second through fourth quarters of 2001, Actel incurred quarterly net losses and the inclusion of stock options in the shares used for computing diluted earnings per share would have been anti-dilutive and reduced the loss per share. Accordingly, all common stock equivalents (such as stock options) have been excluded from the shares used to calculate diluted earnings per share for these respective periods.

** In the first quarter of 2002, Actel adopted Statement of Financial Accounting Standards (SFAS) Nos. 141 and 142, which eliminated the systematic amortization of goodwill. Please see footnote 2 for further discussion of the impact of adopting these new pronouncements.

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




                                                         ACTEL CORPORATION




      Date:  May 20, 2002                              /s/ Jon A. Anderson
                                                  ------------------------------
                                                         Jon A. Anderson
                                                     Vice President of Finance
                                                    and Chief Financial Officer
                                                 (as principal financial officer
                                                    and on behalf of Registrant)