Form 10-Q
period 2002-07-07
ACTEL CORP
filed 2002-08-08
CIK 907687

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                     --------------------------------------

                                    FORM 10-Q

(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 7, 2002

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

     Number  of  shares  of Common  Stock  outstanding  as of  August  7,  2002:
24,611,626.

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

                                ACTEL CORPORATION

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               (unaudited, in thousands except per share amounts)


                                                            Three Months Ended                  Six Months Ended
                                                    --------------------------------------    -----------------------
                                                       Jul. 7,       Jul. 1,      Apr. 7,        Jul. 7,      Jul. 1,
                                                        2002          2001         2002           2002         2001
                                                    ---------     ---------     ---------     ---------     ---------
Net revenues................................        $  34,293     $  36,460     $  33,060     $  67,353     $  81,494
Costs and expenses:
   Cost of revenues.........................           12,956        17,572        12,784        25,740        34,446
   Research and development.................            9,902         9,103         9,737        19,639        18,867
   Selling, general, and administrative.....           11,036        10,289        10,711        21,747        21,473
   Amortization of goodwill and other
      acquisition-related intangibles*......              681         3,729           681         1,362         7,478
                                                    ---------     ---------     ---------     ---------     ---------
         Total costs and expenses...........           34,575        40,693        33,913        68,488        82,264
                                                    ---------     ---------     ---------     ---------     ---------
Loss from operations........................             (282)       (4,233)         (853)       (1,135)         (770)
Interest income and other, net..............            1,813         2,023         1,488         3,301         4,108
Loss on sale and write-down of marketable
equity security.............................           (1,010)            -          (123)       (1,133)            -
                                                    ---------     ---------     ---------     ---------     ---------
Income (loss) before tax provision                        521        (2,210)          512         1,033         3,338
Tax provision...............................              117           421           117           234         3,174
                                                    ---------     ---------     ---------     ---------     ---------
Net income (loss)...........................        $     404     $  (2,631)    $     395     $     799     $     164
                                                    =========     =========     =========     =========     =========

Net income (loss) per share:
   Basic....................................        $    0.02     $   (0.11)    $    0.02     $    0.03     $    0.01
                                                    =========     =========     =========     =========     =========
   Diluted..................................        $    0.02     $   (0.11)    $    0.02     $    0.03     $    0.01
                                                    =========     =========     =========     =========     =========
Shares used in computation:
   Basic....................................           24,382        23,642        24,170        24,276        23,557
                                                    =========     =========     =========     =========     =========
   Diluted..................................           26,036        23,642        25,388        25,676        25,113
                                                    =========     =========     =========     =========     =========

-------------------------------------------------------------

* In the first quarter of 2002, Actel adopted Statement of Financial Accounting Standards (SFAS) Nos. 141 and 142, which eliminated the systematic amortization of goodwill. Please see Note 2 for further discussion of the impact of adopting these new pronouncements.

            See Notes to Unaudited Consolidated Financial Statements

                                ACTEL CORPORATION

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (unaudited, in thousands)

                                                                                               Jul. 7,       Jan. 6,
                                                                                                2002          2002*
                                                                                             ----------    ----------
                                     ASSETS

Current assets:
   Cash and cash equivalents...........................................................      $   15,800    $    7,912
   Short-term investments..............................................................         117,576       120,923
   Accounts receivable, net............................................................          19,299        16,759
   Inventories, net....................................................................          36,507        36,338
   Deferred income taxes...............................................................          23,312        26,096
   Prepaid expenses and other current assets...........................................           6,277         4,251
                                                                                             ----------    ----------
         Total current assets..........................................................         218,771       212,279
Property and equipment, net............................................................          14,691        14,665
Goodwill, net..........................................................................          37,180        37,180
Other assets, net......................................................................          25,220        25,958
                                                                                             ----------    ----------
                                                                                             $  295,862    $  290,082
                                                                                             ==========    ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable....................................................................      $    9,112    $   10,129
   Accrued salaries and employee benefits..............................................           7,164         7,189
   Other accrued liabilities...........................................................           5,943         6,332
   Deferred income.....................................................................          28,077        26,758
                                                                                             ----------    ----------
         Total current liabilities.....................................................          50,296        50,408
   Deferred compensation plan liability................................................           1,963         1,994
                                                                                             ----------    ----------
         Total liabilities.............................................................          52,259        52,402
Commitments and contingencies
Shareholders' equity:
   Common stock........................................................................              24            24
   Additional paid-in capital..........................................................         167,048       162,324
   Retained Earnings...................................................................          76,006        75,207
   Note receivable from officer........................................................               -          (368)
   Unearned compensation cost..........................................................            (246)         (314)
   Accumulated other comprehensive income..............................................             771           807
                                                                                             ----------    ----------
         Total shareholders' equity....................................................         243,603       237,680
                                                                                             ----------    ----------
                                                                                             $  295,862    $  290,082
                                                                                             ==========    ==========

------------------------------------------------------------

* Derived from the audited financial statements included in Actel's report on Form 10-K for the fiscal year ended January 6, 2002.

            See Notes to Unaudited Consolidated Financial Statements

                                ACTEL CORPORATION


                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                                                                 Six Months Ended
                                                                                             ------------------------
                                                                                               Jul. 7,        Jul. 1,
                                                                                                2002           2001
                                                                                             ----------    ----------
Operating activities:
   Net income..........................................................................      $      799    $      164
   Adjustments to reconcile net income to net cash used in operating activities:
     Depreciation and amortization.....................................................           5,040        10,995
     Stock compensation cost recognized................................................              68           157
     Changes in operating assets and liabilities:
       Accounts receivable.............................................................          (2,540)       14,766
       Inventories.....................................................................            (169)       (7,935)
       Other current assets............................................................            (693)        3,366
       Accounts payable, accrued salaries and employee benefits, and other accrued
         liabilities...................................................................            (932)      (11,668)
       Deferred income.................................................................           1,319       (13,767)
       Deferred income taxes...........................................................              59          (664)
                                                                                             ----------    ----------
   Net cash provided by (used in) operating activities.................................           2,951        (4,586)
                                                                                             ----------    ----------

Investing activities:
   Purchases of property and equipment.................................................          (3,704)       (4,743)
   Purchases of available-for-sale securities..........................................        (100,546)      (97,180)
   Sales of available-for-sale securities..............................................         103,833       101,295
   Other assets........................................................................             262        (2,437)
                                                                                             ----------    ----------
   Net cash used in investing activities...............................................            (155)       (3,065)
                                                                                             ----------    ----------

Financing activities:
   Sale of common stock................................................................           5,092         3,961
                                                                                             ----------    ----------
   Net cash provided by financing activities...........................................           5,092         3,961
                                                                                             ----------    ----------

Net increase (decrease) in cash and cash equivalents...................................           7,888        (3,690)
Cash and cash equivalents, beginning of period.........................................           7,912         9,266
                                                                                             ----------    ----------
Cash and cash equivalents, end of period...............................................      $   15,800    $    5,576
                                                                                             ==========    ==========
Supplemental disclosures of cash flow information:
   Cash paid for taxes.................................................................    $         84  $        199

            See Notes to Unaudited Consolidated Financial Statements

                                ACTEL CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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

     Actel's discussion and analysis of its financial condition and results of operations are based upon Actel's consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Actel to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosure of contingent assets and liabilities. The United States Securities and Exchange Commission (SEC) has defined the most critical accounting policies as the ones that are most important to the portrayal of issuer's financial condition and results, and requires management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, Actel's most critical policies include: inventories, impairment of investments in other companies, intangible assets and goodwill, income taxes, and legal matters. Actel bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates. Actel also has other key accounting policies, such as policies for revenue and accounts receivable. These other policies either do not generally require management to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on Actel's reported results of operations for a given period. Further information regarding all of these policies, as well as the estimates and judgments involved, were disclosed in Actel's 2001 Form 10-K filed with the SEC. As of July 7, 2002, there have been no significant changes to any critical accounting policies or to the related estimates and judgments involved in applying these policies, except for the determination by management that loss on the investment in a publicly-traded equity security was other than temporary, as described in Note 7.

     The consolidated condensed financial statements include the accounts of Actel and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The interim financial statements should be read in conjunction with the audited financial statements included in Actel's Annual Report on Form 10-K for the year ended January 6, 2002 (2001 Form 10-K). The results of operations for the quarter ended July 7, 2002, are not necessarily indicative of results that may be expected for the entire fiscal year, which ends January 5, 2003.

2.   Impact of Recently Issued Accounting Standards

     In October 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This standard supersedes SFAS No. 121. Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, the new rules significantly change the criteria that must be met to classify an asset as held-for-sale. The standard also supersedes certain provisions of Accounting Principles Board Opinion (APB) No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred rather than as of the measurement date, as previously required. SFAS No. 144 became effective for fiscal years beginning after December 15, 2001. Actel adopted SFAS No. 144 in the first quarter of 2002. The adoption of SFAS No. 144 did not impact Actel's financial position, operating results, or cash flows.

3.   Goodwill and Other Intangible Assets

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, Goodwill and Other Intangible Assets." These standards are effective for fiscal years beginning after December 15, 2001. Actel adopted SFAS No. 141 and SFAS No. 142 in the first quarter of 2002. Under these pronouncements, goodwill and any intangible assets with an indefinite life (goodwill) will no longer be amortized, but will be subject to an annual impairment test. Intangible assets with a finite useful life (other intangible assets) will continue to be amortized over their estimated useful lives. As of July 7, 2002, unamortized goodwill was $37.2 million. For the quarter and six months ended July 7, 2002, goodwill was not amortized, which resulted in the elimination of $3.0 million and $6.0 million, respectively, of amortization expense that would have been recognized as expense prior to the adoption of SFAS Nos. 141 and 142. For the quarter and six months ended July 1, 2001, the amortization expense related to goodwill was $2.9 million and $5.8 million, respectively. Other intangible assets, with a net book value of $8.6 million at July 7, 2002 (included in other assets line of the consolidated condensed balance sheet), will continue to be amortized over their estimated useful lives. For the quarter and six months ended July 7, 2002, amortization expense associated with other intangible assets was $0.7 million and $1.4 million, respectively. For the quarter and six months ended July 1, 2001, amortization expense associated with other intangible assets was $0.8 million and $1.7 million, respectively. Management concluded there was no cumulative effect from prior years that Actel was required to record in the first quarter of 2002 as a result of adopting SFAS No. 142. The current year impairment review will be completed by the end of the third quarter of 2002. Accordingly, management is still evaluating the impact that the adoption of SFAS No. 142 will have on Actel's financial position, operating results, and cash flows.

                                ACTEL CORPORATION

     SFAS No. 142 requires disclosure of adjusted net income and adjusted net income per share for all periods presented on the interim statements of operations, as adjusted to eliminate the effects of goodwill amortization. The periods presented below are adjusted to eliminate the effect of goodwill amortization, which is no longer being amortized for periods beginning with the first quarter of 2002.


                                                            Three Months Ended                    Six Months Ended
                                                    --------------------------------------     ------------------------
                                                       Jul. 7,       Jul. 1,      Apr. 7,        Jul, 7,      Jul. 1,
                                                        2002          2001         2002           2002         2001
                                                    -----------   -----------   ----------     -----------   ----------
                                                                (in thousands, except per share amounts)

Reported net income (loss)..................        $       404   $    (2,631)   $     395     $       799   $      164
Amortization of goodwill....................                  -         2,937            -               -        5,775
                                                    -----------   -----------   ----------     -----------   ----------
Adjusted net income excluding amortization of
   goodwill.................................        $       404   $       306   $      395     $       799   $    5,939
                                                    ===========   ===========   ==========     ===========   ==========

Reported net income (loss) per share:
   Basic....................................        $      0.02   $     (0.11)  $     0.02     $      0.03   $     0.01
                                                    ===========   ===========   ==========     ===========   ==========
   Diluted..................................        $      0.02   $     (0.11)  $     0.02     $      0.03   $     0.01
                                                    ===========   ===========   ==========     ===========   ==========

Adjusted net income per share:
   Basic....................................        $      0.02   $      0.01   $     0.02     $      0.03   $     0.25
                                                    ===========   ===========   ==========     ===========   ==========
   Diluted..................................        $      0.02   $      0.01   $     0.02     $      0.03   $     0.24
                                                    ===========   ===========   ==========     ===========   ==========

Shares used in computing adjusted net income
   per share:
   Basic....................................             24,382        23,642       24,170          24,276       23,557
                                                    ===========   ===========   ==========     ===========   ==========
   Diluted..................................             26,036        25,087       25,388          25,676       25,113
                                                    ===========   ===========   ==========     ===========   ==========

                                ACTEL CORPORATION

4.   Inventories

     Inventories consist of the following:

                                                                                                 Jul. 7,      Jan. 6,
                                                                                                  2002         2002
                                                                                               ----------   ---------
                                                                                                   (in thousands)
Inventories:
   Purchased parts and raw materials...................................................        $    4,946   $   6,972
   Work-in-process.....................................................................            29,034      26,670
   Finished goods......................................................................             2,527       2,696
                                                                                               ----------   ---------
                                                                                               $   36,507   $  36,338
                                                                                               ==========   =========

     Inventory is stated at the lower of cost (first-in, first-out) or market (net realizable value). Management believes that a certain level of inventory must be carried to maintain an adequate supply of product for customers. This inventory level may vary based upon either orders received from customers or internal forecasts of demand for these products. Other considerations in determining inventory levels include the stage of products in the product life cycle, design win activity, manufacturing lead times, customer demands, strategic relationships with foundries, and competitive situations in the marketplace. Should any of these factors have a result other than anticipated,
inventory         levels        may        be        adversely         affected.


     Actel writes down its inventory for obsolescence and unmarketability equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future demand and market conditions. To address this difficult, subjective, and complex area of judgment, Actel applies a methodology that includes assumptions and estimates to arrive at the net realizable value. First, Actel identifies any inventory that has been previously reserved in prior periods. This inventory remains written down until sold, destroyed, or otherwise dispositioned. Second, Actel's quality assurance personnel examine inventory line items that may have some form of obsolescence due to non-conformance with electrical and mechanical standards. Third, Actel assesses the inventory not otherwise identified to be reserved against product history and forecast demand, typically six months. Finally, the result of this methodology is analyzed by management in light of the product life cycle, design win activity, and competitiveness in the marketplace to derive an outlook for consumption of the inventory and the appropriateness of the resulting inventory levels. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

                                ACTEL CORPORATION

5.   Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share in accordance with SFAS No. 128, "Earnings per Share":

                                                            Three Months Ended                    Six Months Ended
                                                    --------------------------------------    ------------------------
                                                       Jul. 7,       Jul. 1,      Apr. 7,        Jul. 7,      Jul. 1,
                                                        2002          2001         2002           2002         2001
                                                    -----------   -----------   ----------    -----------   ----------
                                                               (in thousands, except per share amounts)
Basic:
Average common shares outstanding.............           24,382        23,642       24,170         24,276       23,557

Shares used in computing net income per share.           24,382        23,642       24,170         24,276       23,557
                                                    ===========   ===========   ==========    ===========   ==========
Net income....................................      $       404   $    (2,631)  $      395    $       799   $      164
                                                    ===========   ===========   ==========    ===========   ==========
Net income per share..........................      $      0.02   $     (0.11)  $     0.02    $      0.03   $     0.01
                                                    ===========   ===========   ==========    ===========   ==========

Diluted:
Average common shares outstanding...........             24,382        23,642       24,170         24,276       23,557
Net effect of dilutive stock options - based
   on the treasury stock method.............              1,654             -        1,218          1,400        1,556
                                                    -----------   -----------   ----------    -----------   ----------
Shares used in computing net income per share            26,036        23,642       25,388         25,676       25,113
                                                    ===========   ===========   ==========    ===========   ==========
Net income..................................        $       404   $    (2,631)  $      395    $       799   $      164
                                                    ===========   ===========   ==========    ===========   ==========
Net income per share........................        $      0.02   $     (0.11)  $     0.02    $      0.03   $     0.01
                                                    ===========   ===========   ==========    ===========   ==========

                                ACTEL CORPORATION

6.   Comprehensive Income/(Loss)

     The components of comprehensive income (loss), net of tax, are as follows:

                                                            Three Months Ended                    Six Months Ended
                                                    --------------------------------------    ------------------------
                                                       Jul. 7,       Jul. 1,      Apr. 7,        Jul. 7,      Jul. 1,
                                                        2002          2001         2002           2002         2001
                                                    -----------   -----------   ----------    -----------   ----------
                                                                              (in thousands)

Net income (loss)...........................        $       404   $    (2,631)  $      395    $       799   $      164
Unrealized gain (loss) on available-for-sale
   securities...............................                383           179         (406)           (23)         455

Less reclassification adjustment for (gains)
   losses included in net income*...........                  2             -          (15)           (13)           -
                                                     ----------   -----------   ----------    -----------   ----------
Other comprehensive income (loss)...........                385           179         (421)           (36)         455
                                                     ----------   -----------   ----------    -----------   ----------
Total comprehensive income (loss)...........        $       789   $    (2,452)  $      (26)  $        763  $       619
                                                     ==========   ===========   ==========    ===========   ==========

------------------------------------------------------------

*    Includes $0.5 million and $0.1 million losses on sales of a publicly-traded
     equity   security  in  the  second  quarter  and  first  quarter  of  2002, respectively.

Accumulated other comprehensive income presented in the accompanying consolidated condensed balance sheets consists of the accumulated net unrealized
gain          (loss)         on          available-for-sale          securities.

                                ACTEL CORPORATION

7.   Investments in Other Companies

     During the quarter and six months ended July 7, 2002 Actel recorded losses of $1.0 million and $1.1 million, respectively, related to an investment in a publicly traded company. These amounts are composed of a realized loss on the shares sold during the quarter and a decline in market value deemed to be other than temporary. During the second quarter of 2002, Actel sold a portion of an investment in a publicly-traded equity security with a cost basis of $3.0 million for proceeds of $2.5 million, resulting in a realized loss on the sale of $0.5 million. For the six months ended July 7, 2002, Actel sold shares of this publicly-traded equity security with a cost basis of $3.8 million for proceeds of $3.1 million, resulting in a realized losses on the sales of $0.7 million. Actel accounts for investments in marketable equity securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under SFAS No. 115, if the decline in value below cost is determined to be other than temporary, the unrealized losses will be realized as expense on the income statement in the period when that determination is made. As a matter of policy, Actel determines a decline in market value to be other than temporary when, in the absence of other overriding factors, a stock has traded below cost for a consecutive six-month period. Overriding factors such as general economic and industry specific trends may be either aggravating or mitigating. When a decline in market value is determined to be other than temporary, the investment is written down to the fair value at the time of impairment, with the amount of the write-down realized as expense on the income statement. Based on a number of factors, including the magnitude of the drop in market value below Actel's cost, declining cash balances at the issuing company, and general economic conditions, management concluded that the decline in value of the publicly-traded equity security was other than temporary at the end of the second quarter of 2002. Accordingly, the value of the security was written down to the market value at July 7, 2002, and a loss on the write-down of $0.5 million was recorded. At July 7, 2002, Actel's remaining investment in the equity security had a cost basis of $0.7 million (after adjustment for impairment loss described above).

     At July 7, 2002, Actel held an equity investment in a private company located in the United Kingdom. This investment is carried at its cost of $2.2 million on the balance sheet as part of other assets. As this equity security is not publicly traded, determining the fair value of this investment is judgmental in nature and dependant on management's assessment of the performance of the company, which includes, among other things, successfully developing and introducing a new technology into the market as well as obtaining additional funding to finance these activities until the company can generate positive cash flows from the sale of the new products. This investment is subject to a multitude of risks, including but not limited to the risks that the company may not be successful in developing the planned technology, that the company may not be able to secure necessary funding to continue operations, that a suitable market for such technology may not develop, or that a competitor may develop a superior product. If any of these risks materialize, or other indicators of possible impairment arise, the investment will be evaluated for impairment and written down to a balance equal to the fair value at the time of impairment, with the amount of the write-down realized as an expense on the income statement. Based on the progress made toward technological goals, the expectation of future marketability of the technology under development, and additional funding arrangements secured in March 2002, Actel concluded no impairment of this investment existed at July 7, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The {bracketed statements} contained in this Quarterly Report on Form 10-Q are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual events and results may differ materially from those expressed or forecast in forward-looking statements due to the Risk Factors set forth in this Quarterly Report on Form 10-Q or at the end of Part I of Actel's Annual Report on Form 10-K for the year ended January 6, 2002 (2001 Form 10-K), or for other reasons. All information contained or incorporated by reference in this Quarterly Report on Form 10-Q should be read in conjunction with and in the context of such Risk Factors. Unless otherwise indicated, the statements contained in this Quarterly Report on Form 10-Q are made as of August 7, 2002, and Actel undertakes no obligation to update such statements, including forward-looking statements.

Critical Accounting Policies

     Actel's discussion and analysis of its financial condition and results of operations are based upon Actel's consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Actel to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosure of contingent assets and liabilities. The United States Securities and Exchange Commission (SEC) has defined the most critical accounting policies as the ones that are most important to the portrayal of issuer's financial condition and results, and requires management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, Actel's most critical policies include: inventories, impairment of investments in other companies, intangible assets and goodwill, income taxes, and legal matters. Actel bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates. Actel also has other key accounting policies, such as policies for revenue and accounts receivable. These other policies either do not generally require management to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on Actel's reported results of operations for a given period. Further information regarding all of these policies, as well as the estimates and judgments involved, were disclosed in Actel's 2001 Form 10-K filed with the SEC. As of July 7, 2002, there have been no significant changes to any critical accounting policies or to the related estimates and judgments involved in applying these policies, except for the determination by management that loss on the investment in a publicly-traded equity security was other than temporary, as described below.

     In accordance with Actel's critical accounting policies related to determining impairment of investments in other companies, Actel wrote down an investment in a publicly-traded equity security and realized a loss on the write-down of $0.5 million. Actel accounts for investments in marketable equity securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under SFAS No. 115, if the decline in value below cost is determined to be other than temporary, the unrealized losses will be realized as expense on the income statement in the period when that determination is made. As a matter of policy, Actel determines a decline in market value to be other than temporary when, in the absence of other overriding factors, a stock has traded below cost for a consecutive six-month period. Overriding factors such as general economic and industry specific trends may be either aggravating or mitigating. When a decline in market value is determined to be other than temporary, the investment is written down to the fair value at the time of impairment, with the amount of the write-down realized as expense on the income statement. Based on a number of factors, including the magnitude of the drop in market value below Actel's cost, declining cash balances at the issuing company, and general economic conditions, management concluded that the decline in value of the publicly-traded equity security was other than temporary at the end of the second quarter of 2002. Accordingly, the value of the security was written down to the market value at July 7, 2002, and a loss on the write-down of $0.5 million was recorded. At July 7, 2002, Actel's remaining investment in the equity security had a cost basis of $0.7 million (after adjustment for impairment loss described above).

Results of Operations

     Net Revenues

     Net revenues for the second quarter of 2002 were $34.3 million, an increase of 4% from the first quarter of 2002 and a decrease of 6% from the second quarter of 2001. Quarterly net revenues increased sequentially due to a 26% increase in unit shipments of field programmable gate arrays (FPGAs), which was partially offset by an 18% decrease in the overall average selling price (ASP) of FPGAs. Quarterly net revenues declined from a year ago due to a 28% increase in unit shipments and a 26% decrease in ASP. The overall level of demand in a quarter influences total net revenues, and the mix of products sold is generally the primary factor affecting unit volume and ASP levels. Actel's product portfolio includes many products ranging from low ASP devices, which typically sell in higher volumes, to high ASP devices, which typically sell in lower volumes. Sales to customers in the consumer and computing markets (which typically purchase lower ASP devices in higher volumes) made up a larger percentage of revenues for the second quarter of 2002 than for the first quarter of 2002 and the second quarter of 2001. This contributed to the increase in units shipped and the decrease in ASP.

     Net revenues were $67.4 million for the first six months of fiscal 2002, a decrease of 17% from the first six months of fiscal 2001. Six-month net revenues declined from a year ago due to a 20% decrease in ASP, which was partially offset by a 4% increase in unit shipments. Shipments of higher volume, lower ASP devices for use in consumer and computing applications constituted a significantly higher percentage of its net revenues for the first six months of 2002 than for the first six months of 2001.

     Gross Margin

     Gross margin for the second quarter of 2002 was 62.2% of net revenues, compared with 61.3% for the first quarter of 2002 and 51.8% for the second quarter of 2001. Gross margin was 61.8% of net revenues for the first six months of 2002, compared with 57.7% of net revenues for the first six months of 2001. Gross margin for the second quarter of 2002 increased sequentially due to the partial release of an accrual for disputed contractual obligations. During the quarter, an understanding was reached regarding one of the disputed contractual obligations for an amount less than Actel had accrued. The release of the excess accrual resulted in a credit of $0.6 million to gross margin. Without the release of the excess accrual, gross margin for the second quarter of 2002 would have been 60.6%. Gross margins for the three and six months ended July 1, 2001, were negatively impacted by charges for higher inventory reserves that were taken due to declining demand and high inventory balances during 2001.

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


     Research and Development (R&D)

     R&D expenditures for the second quarter of 2002 were $9.9 million, or 29% of net revenues, compared with $9.7 million, or 29% of net revenues, for the first quarter of 2002 and $9.1 million, or 25% of revenues, for the second quarter of 2001. R&D expenditures were $19.6 million, or 29% of net revenues, for the first six months of 2002, compared with $18.9 million, or 23% of net revenues, for the first six months of 2001. The increase in R&D spending for the second quarter and first six months of 2002 was due primarily to incremental spending on a BridgeFPGA initiative that Actel announced during 2001 to address interoperability problems created by the proliferation of high-performance interface standards.

     Selling, General, and Administrative (SG&A)

     SG&A expenses for the second quarter of 2002 were $11.0 million, or 32% of net revenues, compared with $10.7 million, or 32% of net revenues, for the first quarter of 2002 and $10.3 million, or 28% of net revenues, for the second quarter of 2001. SG&A expenses were $21.7 million, or 32% of net revenues, for the first six months of 2002 compared with $21.5 million, or 26% of net revenues, for the first six months of fiscal 2001. SG&A spending for the first six months of 2002 was affected by increased headcount in the sales and marketing functions related to the introduction and rollout of Actel's new ProASIC Plus and Axcelerator product families.

     Amortization of Goodwill and Other Acquisition-Related Intangibles and Expenses

     Amortization of goodwill and other acquisition-related intangibles and expenses was $0.7 million for the second quarter of 2002, compared with $0.7 million for the first quarter of 2002 and $3.7 million for the second quarter of 2001. Amortization of goodwill and other acquisition-related intangibles was $1.3 million for the first six months of 2002, compared with $7.5 million for the first six months of 2001. The quarterly and six-month declines in amortization from 2001 were due to the implementation of FAS No. 142 in the first quarter of 2002, which eliminated the amortization of goodwill. See Note 2 of Notes to Unaudited Consolidated Condensed Financial Statements for further discussion of FAS No. 142.

     Interest Income and Other, Net

     Interest income and other, net was $1.8 million for the second quarter of 2002, compared with $1.5 million for the first quarter of 2002 and $2.0 million for the second quarter of 2001. The sequential increase resulted primarily from realized gains in Actel's short-term investment accounts as well as an increased amount of cash available for investing during the second quarter. Interest income and other, net was $3.3 million for the first six months of 2002, compared with $4.1 million for the first six months of 2001. The decrease was due primarily to lower interest rates in 2002.

     Loss on Sale and Write-Down of Marketable Equity Security

     During the quarter and six months ended July 7, 2002 Actel recorded losses of $1.0 million and $1.1 million, respectively, related to an investment in a publicly traded company. These amounts are composed of a realized loss on the shares sold during the quarter and a decline in market value deemed to be other than temporary. During the second quarter of 2002, Actel sold a portion of an investment in a publicly-traded equity security with a cost basis of $3.0 million for proceeds of $2.5 million, resulting in a realized loss on the sale of $0.5 million. For the six months ended July 7, 2002, Actel sold shares of this publicly-traded equity security with a cost basis of $3.8 million for proceeds of $3.1 million, resulting in a realized losses on the sales of $0.7 million. Based on a number of factors, including the magnitude of the drop in market value below Actel's cost, declining cash balances at the issuing company, and general economic conditions, management concluded that the decline in value of the publicly-traded equity security was other than temporary at the end of the second quarter of 2002. Accordingly, the value of the security was written down to the market value at July 7, 2002, and a loss on the write-down of $0.5 million was recorded. At July 7, 2002, Actel's remaining investment in the equity security had a cost basis of $0.7 million (after adjustment for impairment loss described above).

     Tax Provision

     Actel's effective rate was 10% for both the first and second quarters of 2002. The effective tax rates are based on the estimated annual tax rate in compliance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Significant components affecting the effective tax rate include federal R&D credits, income from tax-exempt securities, the state composite rate, and recognition of certain deferred tax assets subject to valuation allowances. Actel's relatively low level of taxable income for the first and second quarters of 2002, combined with a relatively high level of spending on R&D, permitted Actel to record R&D tax credits at a level sufficient to significantly reduce the effective tax rate.

Liquidity and Capital Resources

     Actel's cash, cash equivalents, and short-term investments at the end of the second quarter of 2002 were $133.4 million, compared with $128.8 million at the beginning of the year. The increase was the result of cash provided by operating activities and cash provided by the sale of stock under employee stock plans.

     Net cash provided by operating activities was $3.0 million for the first six months of 2002, compared with net use of $4.6 million for the first six months of 2001. The increase in cash provided by operations resulted primarily from changes in operating assets and liabilities that consumed less cash in the first six months of 2002 than in the first six months of 2001. The most significant changes in operating assets that consumed cash in 2001 were deferred income, which decreased by $13.8 million in the first six months of 2001 and increased 1.3 million in the first six months of 2002; reductions in accounts payable and other short term liabilities, which consumed $11.7 million in the first six months of 2001 compared with $0.9 million in the first six months of 2002; and inventories, which grew by $7.9 million in the first six months 2001 compared with $0.2 million in the first six months of 2002. Capital expenditures for the first six months of 2002 were $3.7 million, compared with $4.7 million for the first six months of 2001. Sales of common stock under employee stock plans provided $5.1 million of cash during the first six months of 2002, compared with $4.0 million for the first six months of 2001.

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

     Investments in Other Companies

     During the quarter and six months ended July 7, 2002 Actel recorded losses of $1.0 million and $1.1 million, respectively, related to an investment in a publicly traded company. These amounts are composed of a realized loss on the shares sold during the quarter and a decline in market value deemed to be other than temporary. During the second quarter of 2002, Actel sold a portion of an investment in a publicly-traded equity security with a cost basis of $3.0 million for proceeds of $2.5 million, resulting in a realized loss on the sale of $0.5 million. For the six months ended July 7, 2002, Actel sold shares of this publicly-traded equity security with a cost basis of $3.8 million for proceeds of $3.1 million, resulting in a realized losses on the sales of $0.7 million. Actel accounts for investments in marketable equity securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under SFAS No. 115, if the decline in value below cost is determined to be other than temporary, the unrealized losses will be realized as expense on the income statement in the period when that determination is made. As a matter of policy, Actel determines a decline in market value to be other than temporary when, in the absence of other overriding factors, a stock has traded below cost for a consecutive six-month period. Overriding factors such as general economic and industry specific trends may be either aggravating or mitigating. When a decline in market value is determined to be other than temporary, the investment is written down to the fair value at the time of impairment, with the amount of the write-down realized as expense on the income statement. Based on a number of factors, including the magnitude of the drop in market value below Actel's cost, declining cash balances at the issuing company, and general economic conditions, management concluded that the decline in value of the publicly-traded equity security was other than temporary at the end of the second quarter of 2002. Accordingly, the value of the security was written down to the market value at July 7, 2002, and a loss on the write-down of $0.5 million was recorded. At July 7, 2002, Actel's remaining investment in the equity security had a cost basis of $0.7 million (after adjustment for impairment loss described above).

     At July 7, 2002, Actel held an equity investment in a private company located in the United Kingdom. This investment is carried at its cost of $2.2 million on the balance sheet as part of other assets. As this equity security is not publicly traded, determining the fair value of this investment is judgmental in nature and dependant on management's assessment of the performance of the company, which includes, among other things, successfully developing and introducing a new technology into the market as well as obtaining additional funding to finance these activities until the company can generate positive cash flows from the sale of the new products. This investment is subject to a multitude of risks, including but not limited to the risks that the company may not be successful in developing the planned technology, that the company may not be able to secure necessary funding to continue operations, that a suitable market for such technology may not develop, or that a competitor may develop a superior product. If any of these risks materialize, or other indicators of possible impairment arise, the investment will be evaluated for impairment and written down to a balance equal to the fair value at the time of impairment, with the amount of the write-down realized as an expense on the income statement. Based on the progress made toward technological goals, the expectation of future marketability of the technology under development, and additional funding arrangements secured in March 2002, Actel concluded no impairment of this investment existed at July 7, 2002.

Other Factors Affecting Future Operating Results

     Actel's operating results are subject to general economic conditions and a variety of risks characteristic of the semiconductor industry (including booking and shipment uncertainties, wafer supply fluctuations, and price erosion) or specific to Actel, any of which could cause Actel's operating results to differ materially from past results. For a discussion of such risks, see "Risk Factors" in Part I of Actel's 2001 Form 10-K, which is incorporated herein by this reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     As of July 7, 2002, Actel's investment portfolio (other than strategic investments) consisted primarily of corporate bonds, floating rate notes, and federal and municipal obligations. The principal objectives of Actel's investment activities are to preserve principal, meet liquidity needs, and maximize yields. To meet these objectives, Actel invests only in high credit quality debt securities with average maturities of less than two years. Actel also limits the percentage of total investments that may be invested in any one issuer. Corporate investments as a group are also limited to a maximum percentage of Actel's investment portfolio.

     Actel is exposed to financial market risks, including changes in interest rates, and marketable equity security prices. All of the potential changes noted below are based upon sensitivity analysis performed on Actel's financial position and expected operating levels at July 7, 2002. Actual results may differ materially.

     Actel's investments are subject to interest rate risk. An increase in interest rates could subject Actel to a decline in the market value of its investments. These risks are mitigated by the ability of Actel to hold these investments to maturity. A hypothetical 100 basis point increase in interest rates would result in a reduction of approximately $1.1 million in the fair value of Actel's available-for-sale securities held at July 7, 2002.

     Actel's strategic investments in marketable equity securities are subject to equity price risks. Actel typically does not attempt to reduce or eliminate market exposure on these securities. Assuming a 10% adverse change, the marketable strategic equity securities would decrease in value by approximately $0.1 million, based on the value of the portfolio as of July 7, 2002.

Additional Quarterly Information

     The following table presents certain unaudited quarterly results for each of the eight quarters in the period ended July 7, 2002. In the opinion of management, all necessary adjustments (consisting only of normal recurring accruals) have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated condensed financial statements of Actel and notes thereto included in Actel's 2001 Form 10-K. These quarterly operating results are not necessarily indicative of the results for any future period.



                                                                         Three Months Ended
                                     -------------------------------------------------------------------------------------------
                                        Jul. 7,    Apr. 7,    Jan. 6,    Sep. 30,    Jul. 1,    Apr. 1,    Dec. 31,    Oct. 1,
                                         2002*      2002*      2002       2001        2001       2001       2000        2000
                                     -----------  ---------  ---------  ----------  ---------  ---------  ----------  ----------
                                                               (in thousands except per share amounts)
Statements of Operations Data:
Net revenues........................ $    34,293  $  33,060  $  32,059  $   32,006  $  36,460  $  45,034  $   60,129  $   60,080
Gross profit........................      21,337     20,276     19,567      16,734     18,888     28,160      38,060      37,626
Income (loss) from operations.......        (282)      (853)    (4,086)     (6,188)    (4,233)     3,463       7,497      13,648
Net income (loss)...................         404        395  $  (2,531) $   (2,334) $  (2,631) $   2,795  $    3,455  $    9,779
Net income (loss) per share:
   Basic............................ $      0.02  $    0.02  $   (0.11) $    (0.10) $   (0.11) $    0.12  $     0.14  $     0.41
                                     ===========  =========  =========  ==========  =========  =========  ==========  ==========
   Diluted**........................ $      0.02  $    0.02  $   (0.11) $    (0.10) $   (0.11) $    0.11  $     0.13  $     0.36
                                     ===========  =========  =========  ==========  =========  =========  ==========  ==========
Shares used in computing net income
   (loss) per share:................
   Basic............................      24,382     24,170     23,987      23,852     23,642     23,472      23,890      23,869
                                     ===========  =========  =========  ==========  =========  =========  ==========  ==========
   Diluted**........................      26,036     25,388     23,987      23,852     23,642     25,126      26,107      26,999
                                     ===========  =========  =========  ==========  =========  =========  ==========  ==========

                                                                         Three Months Ended
                                     -------------------------------------------------------------------------------------------
                                        Jul. 7,    Apr. 7,    Jan. 6,    Sep. 30,    Jul. 1,    Apr. 1,    Dec. 31,    Oct. 1,
                                         2002       2002       2002       2001        2001       2001       2000        2000
                                     -----------  ---------  ---------  ----------  ---------  ---------  ----------  ----------
As a Percentage of Net Revenues:
Net revenues........................       100.0%     100.0%     100.0%      100.0%     100.0%     100.0%      100.0%      100.0%
Gross profit........................        62.2       61.3       61.0        52.3       51.8       62.5        63.3        62.6
Income (loss) from operations.......        (0.8)      (2.6)     (12.7)      (19.3)     (11.6)       7.7        12.5        22.7
Net income (loss)...................         1.2        1.2       (7.9)       (7.3)      (7.2)       6.2         5.7        16.3

--------------------------------------------------

* In the first quarter of 2002, Actel adopted Statement of Financial Accounting Standards (SFAS) Nos. 141 and 142, which eliminated the systematic amortization of goodwill. Please see footnote 2 for further discussion of the impact of adopting these new pronouncements.

** For the second through fourth quarters of 2001, Actel incurred quarterly net losses and the inclusion of stock options in the shares used for computing diluted earnings per share would have been anti-dilutive and reduced the loss per share. Accordingly, all common stock equivalents (such as stock options) have been excluded from the shares used to calculate diluted earnings per share for these respective periods.

--------------------------------------------------------------------------------
                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

     There are no pending legal proceedings of a material nature to which Actel is a party or of which any of its property is the subject. There are no such legal proceedings known by Actel to be contemplated by any governmental authority.

     As is typical in the semiconductor industry, Actel has been and expects to be notified from time to time of claims that it may be infringing patents owned by others. During 2002, Actel has held discussions regarding potential patent infringement issues with several third parties, some of which have significantly greater financial and intellectual property resources than Actel. When probable and reasonably estimable, Actel has made provision for the estimated settlement costs of claims for alleged infringement. In the absence of facts or circumstances unique to a particular dispute, the provision is based on a royalty rate applied to applicable and/or estimated shipments made in the periods and to or from the geographic areas under dispute, and the royalty rate is estimated based on Actel's understanding of royalty rates other technology companies typically agree to pay in similar types of disputes. As it has in the past, Actel may obtain licenses under patents that it is alleged to infringe. While Actel believes that reasonable resolution will occur, there can be no assurance that these claims will be resolved or that the resolution of these claims will not have a materially adverse effect on Actel's business, financial condition, or results of operations. In addition, Actel's evaluation of the impact of these pending disputes could change based upon new information learned by Actel. {Subject to the foregoing, Actel does not believe that any pending patent dispute is likely to have a materially adverse effect on Actel's business, financial condition, or results of operations.}

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit Number                              Description
---------------  ---------------------------------------------------------------

  10.1 *          1986 Incentive Stock Option Plan, as amended and restated.

  10.2 1995 Employee and Consultant Stock Plan, as amended and restated.

  99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

---------------------------------------------

    * This Exhibit is a management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K

     None.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                       ACTEL CORPORATION




                   Date: August 7, 2002              /s/ Jon A. Anderson
                                          --------------------------------------
                                                       Jon A. Anderson
                                                  Vice President of Finance
                                                 and Chief Financial Officer
                                               (as principal financial officer
                                                 and on behalf of Registrant)