Form 10-Q/A
period 2002-07-07
ACTEL CORP
filed 2002-08-09
CIK 907687

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                     --------------------------------------

                                   FORM 10-Q/A

                                 Amendment No. 1

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

                                EXPLANATORY NOTE

     This Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q for the period ended July 7, 2002, is being filed solely to report the results (mistakenly omitted from the Registrant's Form 10-Q filed on August 8, 2002) of the Registrant's 2002 Annual Meeting of Shareholders. No other revisions have been made to the Registrant's Quarterly Report on Form 10-Q for the period ended July 7, 2002.

                          PART II -- OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Shareholders of Actel was held on May 24, 2002. At the Annual Meeting, Actel shareholders (i) elected directors to serve until the next Annual Meeting of Shareholders and until their successors are elected and
(ii) ratified the appointment of Ernst & Young LLP as Actel's independent auditors for the fiscal year ending January 5, 2003.

     The vote for nominated directors was as follows:

                Nominee                       For                Withheld
-------------------------------------     ------------          -----------
John C. East.........................      13,356,641            2,997,674
James R. Fiebiger....................      16,123,756              230,559
Jos C. Henkens.......................      16,124,236              230,079
Jacob S. Jacobsson...................      16,124,206              230,109
Frederic N. Schwettmann..............      16,117,236              237,079
Robert G. Spencer....................      16,117,131              237,184

     The vote on ratification of the appointment of Ernst & Young LLP was as follows:

                  For                        Against              Abstain
-------------------------------------     ------------          -----------
              15,937,803                     403,150               13,362

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                    ACTEL CORPORATION




                   Date: August 8, 2002            /s/ Jon A. Anderson
                                              ---------------------------------
                                                      Jon A. Anderson
                                                 Vice President of Finance
                                                and Chief Financial Officer
                                              (as principal financial officer
                                                 and on behalf of Registrant)