Form 10-Q
period 2002-10-06
ACTEL CORP
filed 2002-11-20
CIK 907687

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                     --------------------------------------

                                    FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 6, 2002

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

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act).    Yes   X         No


     Number of shares of Common  Stock  outstanding  as of  November  18,  2002:
24,131,374.

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

                                ACTEL CORPORATION

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               (unaudited, in thousands except per share amounts)

                                                            Three Months Ended                 Nine Months Ended
                                                 --------------------------------------   -------------------------
                                                    Oct. 6,      Sep. 30,       Jul. 7,       Oct. 6,      Sep. 30,
                                                     2002          2001          2002          2002         2001
                                                 ----------    ----------    ----------   -----------   -----------
Net revenues................................     $  32,912     $  32,006     $  34,293    $  100,265    $  113,500
Costs and expenses:
   Cost of revenues.........................        13,683        15,272        12,956        39,423        49,718
   Research and development.................         9,575         9,385         9,902        29,214        28,252
   Selling, general, and
     administrative.........................        10,560         9,900        11,036        32,307        31,373
   Amortization of goodwill and other
      acquisition-related intangibles*......           681         3,637           681         2,043        11,115
                                                 ---------     ---------     ---------    ----------    ----------
         Total costs and expenses...........        34,499        38,194        34,575       102,987       120,458
                                                 ---------     ---------     ---------    ----------    ----------
Loss from operations........................        (1,587)       (6,188)         (282)       (2,722)       (6,958)
Interest income and other, net..............         1,371         1,512         1,813         4,672         5,620
Loss on sale and write-down of marketable
equity security.............................             -             -        (1,010)       (1,133)            -
                                                 ---------     ---------     ---------    ----------    ----------
Income (loss) before tax provision                    (216)       (4,676)          521           817        (1,338)
Tax provision (benefit).....................        (1,323)       (2,342)          117        (1,089)          832
                                                 ---------     ---------     ---------    ----------    ----------
Net income (loss)...........................     $   1,107     $  (2,334)    $     404    $    1,906    $   (2,170)
                                                 =========     =========     =========    ==========    ==========
Net income (loss) per share:
   Basic....................................     $    0.05     $   (0.10)    $    0.02    $     0.08    $    (0.09)
                                                 =========     =========     =========    ==========    ==========
   Diluted..................................     $    0.04     $   (0.10)    $    0.02    $     0.08    $    (0.09)
                                                 =========     =========     =========    ==========    ==========
Shares used in computation:
   Basic....................................        24,531        23,852        24,382        24,361        23,655
                                                 =========     =========     =========    ==========    ==========
   Diluted..................................        24,959        23,852        26,036        25,399        23,655
                                                 =========     =========     =========    ==========    ==========

------------------------------------------------------------

    * In the first quarter of 2002, Actel adopted Statement of Financial Accounting Standards (SFAS) Nos. 141 and 142, which eliminated the systematic amortization of goodwill. Please see Note 3 for further discussion.


            See Notes to Unaudited Consolidated Financial Statements

                                ACTEL CORPORATION

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (unaudited, in thousands)

                                                                                       Oct. 6,       Jan. 6,
                                                                                        2002         2002*
                                                                                  ------------    ----------
                                     ASSETS

Current assets:
   Cash and cash equivalents....................................................    $    8,580    $    7,912
   Short-term investments.......................................................       120,296       120,923
   Accounts receivable, net.....................................................        19,667        16,759
   Inventories, net.............................................................        35,456        36,338
   Deferred income taxes........................................................        23,313        26,096
   Prepaid expenses and other current assets....................................         6,124         4,251
                                                                                    ----------    ----------
         Total current assets...................................................       213,436       212,279
Property and equipment, net.....................................................        15,474        14,665
Goodwill, net...................................................................        37,180        37,180
Other assets, net...............................................................        23,900        25,958
                                                                                    ----------    ----------
                                                                                    $  289,990    $  290,082
                                                                                    ==========    ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable.............................................................    $    8,504    $   10,129
   Accrued salaries and employee benefits.......................................         5,847         7,189
   Other accrued liabilities....................................................         4,574         6,332
   Deferred income..............................................................        26,943        26,758
                                                                                    ----------    ----------
         Total current liabilities..............................................        45,868        50,408
   Deferred compensation plan liability.........................................         1,633         1,994
                                                                                    ----------    ----------
         Total liabilities......................................................        47,501        52,402
Commitments and contingencies
Shareholders' equity:
   Common stock.................................................................            24            24
   Additional paid-in capital...................................................       166,271       162,324
   Retained earnings............................................................        75,792        75,207
   Note receivable from officer.................................................             -          (368)
   Unearned compensation cost...................................................          (212)         (314)
   Accumulated other comprehensive income.......................................           614           807
                                                                                    ----------    ----------
         Total shareholders' equity.............................................       242,489       237,680
                                                                                    ----------    ----------
                                                                                    $  289,990    $  290,082
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

            See Notes to Unaudited Consolidated Financial Statements

                                ACTEL CORPORATION


                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                                                        Nine Months Ended
                                                                                    ------------------------
                                                                                       Oct. 6,      Sep. 30,
                                                                                        2002          2001
                                                                                    ----------    ----------
Operating activities:
   Net income...................................................................    $    1,906    $   (2,170)
   Adjustments to reconcile net income to net cash used in operating activities:
     Depreciation and amortization..............................................         7,520        16,348
     Stock compensation cost recognized.........................................           101           191
     Changes in operating assets and liabilities:
       Accounts receivable......................................................        (2,908)       15,637
       Inventories..............................................................           882        (7,133)
       Other current assets.....................................................          (540)        2,886
       Accounts payable, accrued salaries and employee benefits, and other
         accrued liabilities....................................................        (4,933)      (15,291)
       Deferred income..........................................................           185       (17,341)
       Deferred income taxes....................................................           129          (762)
                                                                                    ----------    ----------
   Net cash provided by (used in) operating activities..........................         2,342        (7,635)
                                                                                    ----------    ----------
Investing activities:
   Purchases of property and equipment..........................................        (6,286)       (7,324)
   Purchases of available-for-sale securities...................................      (128,899)     (114,453)
   Sales of available-for-sale securities.......................................       129,203       122,538
   Other assets.................................................................           606        (2,364)
                                                                                    ----------    ----------
   Net cash used in investing activities........................................        (5,376)       (1,603)
                                                                                    ----------    ----------
Financing activities:
   Stock repurchase.............................................................        (3,334)            -
   Sale of common stock, net....................................................         7,036         7,331
                                                                                    ----------    ----------
   Net cash provided by financing activities....................................         3,702         7,331
                                                                                    ----------    ----------

Net increase (decrease) in cash and cash equivalents............................           668        (1,907)
Cash and cash equivalents, beginning of period..................................         7,912         9,266
                                                                                    ----------    ----------
Cash and cash equivalents, end of period........................................    $    8,580    $    7,359
                                                                                    ==========    ==========

Supplemental disclosures of cash flow information:
   Cash paid for taxes..........................................................    $      170    $      277

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

     Actel's discussion and analysis of its financial condition and results of operations are based upon Actel's consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Actel to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosure of contingent assets and liabilities. The United States Securities and Exchange Commission (SEC) has defined the most critical accounting policies as the ones that are most important to the portrayal of an issuer's financial condition and results and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, Actel's most critical policies include: inventories, impairment of investments in other companies, intangible assets and goodwill, income taxes, and legal matters. Actel bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates. Actel also has other key accounting policies, such as policies for revenue and accounts receivable. These other policies either do not generally require management to make estimates and judgments that are as difficult or as subjective or are less likely to have a material impact on Actel's financial condition or results of operations for a given period. Further information regarding all of these policies, as well as the estimates and judgments involved, was disclosed in Actel's Annual Report on Form 10-K for the year ended January 6, 2002 (2001 Form 10-K). During the quarter ended October 6, 2002, there were no significant changes to any critical accounting policies or to the related estimates and judgments involved in applying these policies.

     The consolidated condensed financial statements include the accounts of Actel and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The interim financial statements should be read in conjunction with the audited financial statements included in Actel's 2001 Form 10-K. The results of operations for the quarter and nine months ended October 6, 2002, are not necessarily indicative of results that may be expected for the entire fiscal year, which ends January 5, 2003.

2.   Impact of Recently Issued Accounting Standards

     In October 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This standard supersedes SFAS No. 121. Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, the new rules significantly change the criteria that must be met to classify an asset as held-for-sale. The standard also supersedes certain provisions of Accounting Principles Board Opinion (APB) No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred rather than as of the measurement date, as previously required. SFAS No. 144 became effective for fiscal years beginning after December 15, 2001. Actel adopted SFAS No. 144 in the first quarter of 2002. The adoption of SFAS No. 144 did not impact Actel's financial position, operating results, or cash flows.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit to disposal activities that are initiated after December 31, 2002. Actel does not expect the adoption of SFAS 146 to have a material impact on its operating results or financial position.

3.   Goodwill and Other Intangible Assets

     In June 2001, FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These standards are effective for fiscal years beginning after December 15, 2001. Actel adopted SFAS Nos. 141 and 142 in the first quarter of 2002. Under these pronouncements, goodwill and any intangible assets with an indefinite life (goodwill) will no longer be amortized, but will be subject to an annual impairment test. Intangible assets with a finite useful life (other intangible assets) will continue to be amortized over their estimated useful lives. As of October 6, 2002, unamortized goodwill was $37.2 million. For the quarter and nine months ended October 6, 2002, goodwill was not amortized, which resulted in the elimination of $2.9 million and $8.7 million, respectively, of amortization expense that would have been recognized as expense prior to the adoption of SFAS Nos. 141 and 142. For the quarter and nine months ended September 30, 2001, the amortization expense related to goodwill was $2.9 million and $8.7 million, respectively. Other intangible assets, with a net book value of $7.9 million at October 6, 2002 (included in other assets line of the consolidated condensed balance sheet), will continue to be amortized over their estimated useful lives. For the quarter and nine months ended October 6, 2002, amortization expense associated with other intangible assets was $0.7 million and $2.0 million, respectively. For the quarter and nine months ended September 30, 2001, amortization expense associated with other intangible assets was $0.7 million and $2.4 million, respectively. Management concluded there was no cumulative effect from prior years that Actel was required to record in the first quarter of 2002 as a result of adopting SFAS No. 142.

     Actel completed an impairment test of goodwill in accordance with SFAS No. 142 during the quarter ended October 6, 2002, and concluded no impairment exists.

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

                                                            Three Months Ended                 Nine Months Ended
                                                     ------------------------------------    -----------------------
                                                       Oct. 6,      Sep. 30,      Jul. 7,      Oct. 6,      Sep. 30,
                                                         2002         2001          2002         2002         2001
                                                     ---------    ----------    ---------    ---------     ---------
                                                                (in thousands, except per share amounts)

Reported net income (loss)..................         $   1,107    $   (2,334)   $    404     $  1,906      $  (2,170)
Amortization of goodwill....................                 -         2,956           -            -          8,730
                                                     ---------    ----------    --------     --------      ---------
Adjusted net income excluding amortization
   of goodwill..............................         $   1,107    $      622    $    404     $  1,906      $   6,560
                                                     =========    ==========    ========     ========      =========

Reported net income (loss) per share:
   Basic....................................         $    0.05    $    (0.10)   $   0.02     $   0.08      $   (0.09)
                                                     =========    ==========    ========     ========      =========
   Diluted..................................         $    0.04    $    (0.10)   $   0.02     $   0.08      $   (0.09)
                                                     =========    ==========    ========     ========      =========
Adjusted net income per share:
   Basic....................................         $    0.05    $     0.03    $   0.02     $   0.08      $    0.28
                                                     =========    ==========    ========     ========      =========
   Diluted..................................         $    0.04    $     0.02    $   0.02     $   0.08      $    0.26
                                                     =========    ==========    ========     ========      =========

Shares used in computing adjusted net
   income per share:
   Basic....................................            24,531        23,852      24,382       24,361         23,655
                                                     =========    ==========    ========     ========      =========
   Diluted..................................            24,959        25,208      26,036       25,399         25,150
                                                     =========    ==========    ========     ========      =========

                                ACTEL CORPORATION

4.   Inventories

     Inventories consist of the following:



                                                                                        Oct. 6,       Jan. 6,
                                                                                          2002          2002
                                                                                      ----------    ----------
                                                                                           (in thousands)
Inventories:
   Purchased parts and raw materials............................................      $    4,586    $    6,972
   Work-in-process..............................................................          27,255        26,670
   Finished goods...............................................................           3,615         2,696
                                                                                      ----------    ----------
                                                                                      $   35,456    $   36,338
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

     Actel writes down its inventory for obsolescence and unmarketability equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future demand and market conditions. To address this difficult, subjective, and complex area of judgment, Actel applies a methodology that includes assumptions and estimates to arrive at the net realizable value. First, Actel identifies any inventory that has been previously reserved in prior periods. This inventory remains written down until sold, destroyed, or otherwise dispositioned. Second, Actel's quality assurance personnel examine inventory line items that may have some form of obsolescence due to non-conformance with electrical or mechanical standards. Third, Actel assesses the inventory not otherwise identified to be reserved against product history and forecast demand, typically six months. Finally, the result of this methodology is analyzed by management in light of the product life cycle, design win activity, and competitiveness in the marketplace to derive an outlook for consumption of the inventory and the appropriateness of the resulting inventory levels. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

                                ACTEL CORPORATION

5.   Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share in accordance with SFAS No. 128, "Earnings per Share":

                                                              Three Months Ended                 Nine Months Ended
                                                    -------------------------------------     -----------------------
                                                     Oct. 6,      Sep. 30,       Jul. 7,      Oct. 6,        Sep. 30,
                                                       2002         2001           2002         2002           2001
                                                    ---------     ---------     ---------     ---------     ---------
                                                                 (in thousands, except per share amounts)
Basic:
Average common shares outstanding..............        24,531        23,852        24,382        24,361        23,655
Shares used in computing net income per share..        24,531        23,852        24,382        24,361        23,655
                                                    =========     =========     =========     =========     =========
Net income (loss)..............................     $   1,107     $  (2,334)    $     404     $   1,906     $  (2,170)
                                                    =========     =========     =========     =========     =========
Net income (loss) per share....................     $    0.05     $   (0.10)    $    0.02     $    0.08     $   (0.09)
                                                    =========     =========     =========     =========     =========

Diluted:
Average common shares outstanding..............        24,531        23,852        24,382        24,361        23,655
Net effect of dilutive stock options - based...
   on the treasury stock method................           428             -         1,654         1,038             -
                                                    ---------     ---------     ---------     ---------     ---------
Shares used in computing net income per share..        24,959        23,852        26,036        25,399        23,655
                                                    =========     =========     =========     =========     =========
Net income (loss)..............................     $   1,107     $  (2,334)    $     404     $   1,906     $  (2,170)
                                                    =========     =========     =========     =========     =========
Net income (loss) per share....................     $    0.04     $   (0.10)    $    0.02     $    0.08     $   (0.09)
                                                    =========     =========     =========     =========     =========

                                ACTEL CORPORATION

6.   Comprehensive Income/(Loss)

     The components of comprehensive income (loss), net of tax, are as follows:

                                                            Three Months Ended                 Nine Months Ended
                                                    -------------------------------------     -----------------------
                                                      Oct. 6,        Sep. 30,     Jul. 7,       Oct. 6,      Sep. 30,
                                                        2002          2001         2002          2002          2001
                                                    ---------     ---------     ---------     ---------     ---------
                                                                              (in thousands)
Net income (loss)...........................        $   1,107     $  (2,334)    $     404     $   1,906     $   (2170)
Unrealized gain (loss) on available-for-sale
   securities...............................               71          (431)          383            48            24
Unrealized gain on forward foreign exchange
   contracts................................                -            11             -             -            11
Less reclassification adjustment for (gains)
   losses included in  net income...........             (229)         (188)            2          (242)         (188)
                                                    ---------     ---------     ---------     ---------     ---------
Other comprehensive income (loss)...........             (158)         (608)          385          (194)         (153)
                                                    ---------     ---------     ---------     ---------     ---------
Total comprehensive income (loss)...........        $     949     $  (2,942)    $     789     $   1,712     $  (2,323)
                                                    =========     =========     =========     =========     =========

------------------------------------------------------------

Accumulated other comprehensive income presented in the accompanying consolidated condensed balance sheets consists of the accumulated net unrealized
gain          (loss)         on          available-for-sale          securities.

                                ACTEL CORPORATION

7.   Investments in Other Companies

     During the nine months ended October 6, 2002, Actel recorded losses on the income statement totaling $1.1 million that were incurred in the first and second quarter related to an investment in a publicly traded company. These amounts are composed of a realized loss on the shares sold during the first and second quarters and a decline in market value deemed to be other than temporary in the second quarter. There were no losses recorded on the income statement for the quarter ended October 6, 2002 related to this investment. Actel accounts for investments in marketable equity securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under SFAS No. 115, if the decline in value below cost is determined to be other than temporary, the unrealized losses will be realized as expense on the income statement in the period when that determination is made. As a matter of policy, Actel determines a decline in market value to be other than temporary when, in the absence of overriding factors, a stock has traded below cost for six consecutive months. Overriding factors, such as general economic and industry specific trends, may be either aggravating or mitigating. When a decline in market value is determined to be other than temporary, the investment is written down to the fair value at the time of impairment, with the amount of the write-down realized as expense on the income statement. Based on a number of factors, including the magnitude of the drop in market value below Actel's cost, declining cash balances at the issuing company, and general economic conditions, management concluded that the decline in value of the publicly-traded equity security was other than temporary at the end of the second quarter of 2002. Accordingly, the value of the security was written down to the market value at July 7, 2002, and a loss on the write-down of $0.5 million was recorded. At October 6, 2002, management concluded that no additional write-down was necessary. Actel's remaining investment in the equity security has a cost basis of $0.7 million and a market value of $0.4 million as of October 6, 2002, resulting in an unrealized loss of $0.3 million that is included in Other Comprehensive Income on the balance sheet.

     At October 6, 2002, Actel held an equity investment in a private company located in the United Kingdom. This investment is carried at its cost of $2.2 million on the balance sheet as part of other assets. As this equity security is not publicly traded, determining the fair value of this investment is judgmental in nature and dependant on management's assessment of the performance of the company, which includes (among other things) successfully developing and introducing a new technology into the market as well as obtaining additional funding to finance these activities until the company can generate positive cash flows from the sale of the new products. This investment is subject to a multitude of risks, including (but not limited to) the risks that the company may not be successful in developing the planned technology, that the company may not be able to secure necessary funding to continue operations, that a suitable market for such technology may not develop, and that a competitor may develop a superior product. If any of these risks materialize, or other indicators of possible impairment arise, the investment will be evaluated for impairment and written down to a balance equal to the fair value at the time of impairment, with the amount of the write-down realized as an expense on the income statement. Based on the progress made toward technological goals, the expectation of future marketability of the technology under development, funding arrangements secured in March 2002, and the prospects for future funding, Actel concluded no impairment of this investment existed at October 6, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The {bracketed statements} contained in this Quarterly Report on Form 10-Q are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual events and results may differ materially from those expressed or forecast in forward-looking statements due to the Risk Factors set forth in this Quarterly Report on Form 10-Q or at the end of Part I of Actel's 2001 Form 10-K, or for other reasons. All information contained or incorporated by reference in this Quarterly Report on Form 10-Q should be read in conjunction with and in the context of such Risk Factors. Unless otherwise indicated, the statements contained in this Quarterly Report on Form 10-Q are made as of October 6, 2002, and Actel undertakes no obligation to update such statements, including forward-looking statements.

Critical Accounting Policies

     Actel's discussion and analysis of its financial condition and results of operations are based upon Actel's consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Actel to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosure of contingent assets and liabilities. The SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of issuer's financial condition and results and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, Actel's most critical policies include: inventories, impairment of investments in other companies, intangible assets and goodwill, income taxes, and legal matters. Actel bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates. Actel also has other key accounting policies, such as policies for revenue and accounts receivable. These other policies either do not generally require management to make estimates and judgments that are as difficult or as subjective or are less likely to have a material impact on Actel's financial condition or results of operations for a given period. Further information regarding all of these policies, as well as the estimates and judgments involved, were disclosed in Actel's 2001 Form 10-K. During the quarter ended October 6, 2002, there were no significant changes to any critical accounting policies or to the related estimates and judgments involved in applying these policies.

Results of Operations

     Net Revenues

     Net revenues were $32.9 million for the third quarter of 2002, a 4% decrease from the second quarter of 2002 and a 3% increase from the third quarter of 2001. Quarterly net revenues decreased sequentially due to a 29% decrease in unit shipments of field programmable gate arrays (FPGAs), which was partially offset by a 34% increase in the overall average selling price (ASP) of FPGAs. Quarterly net revenues increased from a year ago due to an 18% increase in ASP and a 12% decrease in unit shipments. Unit volumes and ASP levels fluctuate primarily because of changes in the mix of products sold. Actel's product portfolio includes many products ranging from devices with lower ASPs, which typically sell in higher volumes, to devices with higher ASPs, which typically sell in lower volumes. Sales to customers in the consumer and e-appliance market (which typically purchase lower ASP devices in higher volumes) constituted a smaller percentage of net revenues for the third quarter of 2002 than for the second quarter of 2002. This contributed to the decrease in units shipped and the increase in ASP.

     Net revenues were $100.3 million for the first nine months of fiscal 2002, a 12% decrease from the first nine months of fiscal 2001. Nine-month net revenues declined from a year ago due to a 10% decrease in ASP and a 1% decrease in unit shipments. Even though shipments of higher volume, lower ASP devices for use in consumer/e-appliance and computing applications were lower in the third quarter of 2002 than in the second quarter of 2002, they constituted a significantly higher percentage of net revenues for the first nine months of 2002 than for the first nine months of 2001.

     Gross Margin

     Gross margin was 58.4% of net revenues for the third quarter of 2002 compared with 62.2% for the second quarter of 2002 and 52.3% for the third quarter of 2001. Gross margin was 60.7% of net revenues for the first nine months of 2002 compared with 56.2% of net revenues for the first nine months of 2001. Gross margin for the third quarter of 2002 decreased sequentially due to costs associated with establishing production processes for newer products, which was partially offset by the reversal of previously accrued expenses for which actual expenditures were less than expected. Gross margin for the second quarter of 2002 benefited from the reversal of an accrual for disputed contractual obligations that exceeded the actual settlement amount. Gross margin for the three and nine months ended September 30, 2001, was negatively impacted by charges for higher inventory reserves, which were taken as a result of lower customer demand and reduced manufacturing and operating efficiencies associated with declining net revenues.

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

     Research and Development (R&D)

     R&D expenditures were $9.6 million, or 29% of net revenues, for the third quarter of 2002 compared with $9.9 million, or 29% of net revenues, for the second quarter of 2002 and $9.4 million, or 29% of revenues, for the third quarter of 2001. R&D expenditures were $29.2 million, or 29% of net revenues, for the first nine months of 2002 compared with $28.3 million, or 25% of net revenues, for the first nine months of 2001. R&D spending for the third quarter of 2002 decreased sequentially due to the reversal of previously accrued expenses for which actual expenditures were less than expected. The increase in R&D spending for the first nine months of 2002 was due primarily to incremental spending on a BridgeFPGA initiative that Actel announced during 2001 to address interoperability issues. Due in part to the decrease in net revenues for the three and nine months ended October 6, 2002, Actel decided during the third quarter of 2002 to curtail further incremental spending on the BridgeFPGA strategic initiative.

     Selling, General, and Administrative (SG&A)

     SG&A expenses were $10.6 million, or 32% of net revenues for the third quarter of 2002 compared with $11.0 million, or 32% of net revenues, for the second quarter of 2002 and $9.9 million, or 31% of net revenues, for the third quarter of 2001. SG&A expenses were $32.3 million, or 32% of net revenues, for the first nine months of 2002 compared with $31.4 million, or 28% of net revenues, for the first nine months of fiscal 2001. The sequential decrease in SG&A spending for the third quarter of 2002 was due to more vacation during the quarter and the reversal of previously accrued expenses for which actual expenditures were less than expected. SG&A spending for the first nine months of 2002 was affected by increased headcount in the sales and marketing functions related to the introduction and rollout of Actel's new ProASIC Plus and Axcelerator product families.

     Amortization of Goodwill and Other Acquisition-Related Intangibles and Expenses

         Amortization of goodwill and other acquisition-related intangibles and expenses was $0.7 million for the third quarter of 2002 compared with $0.7 million for the second quarter of 2002 and $3.6 million for the third quarter of 2001. Amortization of goodwill and other acquisition-related intangibles was $2.0 million for the first nine months of 2002 compared with $11.1 million for the first nine months of 2001. Amortization declined in 2002 due to the implementation of FAS No. 142 in the first quarter of 2002, which eliminated the amortization of goodwill. See Note 3 of Notes to Unaudited Consolidated Condensed Financial Statements for further discussion of FAS No. 142.

     Interest Income and Other, Net

     Interest income and other, net was $1.4 million for the third quarter of 2002 compared with $1.8 million for the second quarter of 2002 and $1.5 million for the third quarter of 2001. The sequential decrease resulted primarily from gains realized in the second quarter of 2002 from Actel's short-term investment accounts that were not repeated in the third quarter of 2002. Interest income and other, net was $4.7 million for the first nine months of 2002 compared with $5.6 million for the first nine months of 2001. The decrease was due primarily to lower interest rates in 2002.

     Loss on Sale and Write-Down of Marketable Equity Security

     During the nine months ended October 6, 2002, Actel recorded losses totaling $1.1 million that were incurred in the first and second quarter related to an investment in a publicly traded company. These amounts are composed of a realized loss on the shares sold during the first and second quarters and a decline in market value deemed to be other than temporary in the second quarter. For the quarter ended October 6, 2002, Actel did not record any losses related to this investment. Actel's remaining investment in the equity security has a cost basis of $0.7 million. See Note 7 of Notes to Unaudited Consolidated Condensed Financial Statements, "Critical Accounting Policies" above, and "Investments in Other Companies" below for further discussion of Actel's accounting for investments in marketable equity securities.

     Tax Provision

     In the third quarter of 2002, Actel recorded a $1.3 million tax benefit to properly reflect the Company's tax benefit for the nine months ended October 6, 2002. Lower than expected revenue levels combined with significant R&D spending and tax-exempt interest as a percentage of pre-tax income resulted in the need to adjust the tax provision amount. In the first and second quarters of 2002, Actel had booked an effective tax rate of 10%.

     Actel's tax position is based on the estimated annual tax rate in compliance with SFAS No. 109, "Accounting for Income Taxes." Significant components affecting the effective tax rate include federal R&D credits, income from tax-exempt securities, the state composite rate, and recognition of certain deferred tax assets subject to valuation allowances.

Liquidity and Capital Resources

     Actel's cash, cash equivalents, and short-term investments were $128.9 million at the end of the third quarter of 2002 compared with $128.8 million at the beginning of the year.

     Cash provided by operating activities was $2.3 million for the first nine months of 2002, compared with net use of $7.6 million for the first nine months of 2001. The increase in cash provided by operations resulted primarily from changes in operating assets and liabilities that consumed less cash in the first nine months of 2002 than in the first nine months of 2001. The most significant changes in operating assets that consumed less cash in 2002 were deferred income, which increased by $0.2 million in the first nine months of 2002 compared with a decrease of $17.3 million in the first nine months of 2001; accounts payable and other short term liabilities, which increased by $4.9 million in the first nine months of 2002 compared with an increase of $15.3 million in the first nine months of 2001; and inventories, which decreased by $0.9 million in the first nine months of 2002 compared with an increase of $7.1 million in the first nine months 2001. Capital expenditures were $6.3 million for the first nine months of 2002 compared with $7.3 million for the first nine months of 2001. Sales of common stock under employee stock plans provided $7.0 million of cash during the first nine months of 2002 compared with $7.3 million for the first nine months of 2001. During the quarter ended October 6, 2002, Actel used $3.3 million of cash to repurchase shares of Actel's common stock.

     {Actel believes that existing cash, cash equivalents, and short-term investments, together with cash from operations, will be sufficient to meet its cash requirements for the next four quarters.} A portion of available cash may be used for investment in or acquisition of complementary businesses, products, or technologies. Wafer manufacturers often seek financial support from customers in the form of equity investments and advance purchase price deposits, which can be substantial. If Actel requires additional capacity, it may be required to incur significant expenditures to secure such capacity.

     Actel believes that the availability of adequate financial resources is a substantial competitive factor. To take advantage of opportunities as they arise, or to withstand adverse business conditions when they occur, it may become prudent or necessary for Actel to raise additional capital. Actel monitors the availability and cost of potential capital resources, including equity and debt with a view towards raising additional capital on terms that are acceptable to Actel. There can be no assurance that additional capital will be available on acceptable terms.

Investments in Other Companies

     During the nine months ended October 6, 2002, Actel recorded losses totaling $1.1 million that were incurred in the first and second quarter related to an investment in a publicly traded company. These amounts are composed of a realized loss on the shares sold during the first and second quarters and a decline in market value deemed to be other than temporary in the second quarter. For the quarter ended October 6, 2002, Actel did not record any losses related to this investment. Actel accounts for investments in marketable equity securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under SFAS No. 115, if the decline in value below cost is determined to be other than temporary, the unrealized losses will be realized as expense on the income statement in the period when that determination is made. As a matter of policy, Actel determines a decline in market value to be other than temporary when, in the absence of overriding factors, a stock has traded below cost for six consecutive months. Overriding factors, such as general economic and industry specific trends, may be either aggravating or mitigating. When a decline in market value is determined to be other than temporary, the investment is written down to the fair value at the time of impairment, with the amount of the write-down realized as expense on the income statement. Based on a number of factors, including the magnitude of the drop in market value below Actel's cost, declining cash balances at the issuing company, and general economic conditions, management concluded that the decline in value of the publicly-traded equity security was other than temporary at the end of the second quarter of 2002. Accordingly, the value of the security was written down to the market value at July 7, 2002, and a loss on the write-down of $0.5 million was recorded. At October 6, 2002, management concluded that no additional write-down was necessary. Actel's remaining investment in the equity security has a cost basis of $0.7 million.

     At October 6, 2002, Actel held an equity investment in a private company located in the United Kingdom. This investment is carried at its cost of $2.2 million on the balance sheet as part of other assets. As this equity security is not publicly traded, determining the fair value of this investment is judgmental in nature and dependant on management's assessment of the performance of the company, which includes (among other things) successfully developing and introducing a new technology into the market as well as obtaining additional funding to finance these activities until the company can generate positive cash flows from the sale of the new products. This investment is subject to a multitude of risks, including (but not limited to) the risks that the company may not be successful in developing the planned technology, that the company may not be able to secure necessary funding to continue operations, that a suitable market for such technology may not develop, and that a competitor may develop a superior product. If any of these risks materialize, or other indicators of possible impairment arise, the investment will be evaluated for impairment and written down to a balance equal to the fair value at the time of impairment, with the amount of the write-down realized as an expense on the income statement. Based on the progress made toward technological goals, the expectation of future marketability of the technology under development, funding arrangements secured in March 2002, and the prospects for future funding, Actel concluded no impairment of this investment existed at October 6, 2002.

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

Additional Quarterly Information

     The following table presents certain unaudited quarterly results for each of the eight quarters in the period ended October 6, 2002. In the opinion of management, all necessary adjustments (consisting only of normal recurring accruals) have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated condensed financial statements of Actel and notes thereto included in Actel's 2001 Form 10-K. These quarterly operating results are not necessarily indicative of the results for any future period.



                                                                               Three Months Ended
                                       ---------------------------------------------------------------------------------------------
                                         Oct. 6,     Jul. 7,     Apr. 7,     Jan. 6,     Sep. 30,    Jul. 1,     Apr. 1,    Dec. 31,
                                          2002*       2002*       2002*       2002         2001        2001       2001        2000
                                       ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
                                                                   (in thousands except per share amounts)
Statements of Operations Data:
Net revenues.........................  $  32,912   $  34,293   $  33,060   $  32,059   $  32,006   $  36,460   $  45,034   $  60,129
Gross profit.........................     19,229      21,337      20,276      19,567      16,734      18,888      28,160      38,060
Income (loss) from operations........     (1,587)       (282)       (853)     (4,086)     (6,188)     (4,233)      3,463       7,497
Net income (loss)....................      1,107         404         395      (2,531)     (2,334)     (2,631)      2,795       3,455
Net income (loss) per share:
   Basic.............................  $    0.05   $    0.02   $    0.02   $   (0.11)  $   (0.10)  $   (0.11)  $    0.12   $    0.14
                                       =========   =========   =========   =========   =========   =========   =========   =========
   Diluted**.......................... $    0.04   $    0.02   $    0.02   $   (0.11)  $   (0.10)  $   (0.11)  $    0.11   $    0.13
                                       =========   =========   =========   =========   =========   =========   =========   =========
Shares used in computing net income
   (loss) per share:..................
   Basic..............................    24,531      24,382      24,170      23,987      23,852      23,642      23,472      23,890
                                       =========   =========   =========   =========   =========   =========   =========   =========
   Diluted**..........................    24,959      26,036      25,388      23,987      23,852      23,642      25,126      26,107
                                       =========   =========   =========   =========   =========   =========   =========   =========

                                                                               Three Months Ended
                                       ---------------------------------------------------------------------------------------------
                                         Oct. 6,     Jul. 7,     Apr. 7,     Jan. 6,     Sep. 30,    Jul. 1,     Apr. 1,    Dec. 31,
                                          2002        2002        2002        2002         2001        2001       2001        2000
                                       ---------   ---------    --------   ---------   ---------   ---------   ---------   ---------
As a Percentage of Net Revenues:
Net revenues..........................     100.0%      100.0%      100.0%      100.0%      100.0%      100.0%      100.0%     100.0%
Gross profit..........................      58.4        62.2        61.3        61.0        52.3        51.8        62.5       63.3
Income (loss) from operations.........      (4.8)       (0.8)       (2.6)      (12.7)      (19.3)      (11.6)        7.7       12.5
Net income (loss).....................       3.4         1.2         1.2        (7.9)       (7.3)       (7.2)        6.2        5.7

--------------------------------------------------

* In the first quarter of 2002, Actel adopted Statement of Financial Accounting Standards (SFAS) Nos. 141 and 142, which eliminated the systematic amortization of goodwill. Please see Note 3 for further discussion of the impact of adopting these new pronouncements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     As of October 6, 2002, Actel's investment portfolio (other than strategic investments) consisted primarily of corporate bonds, floating rate notes, and federal and municipal obligations. The principal objectives of Actel's investment activities are to preserve principal, meet liquidity needs, and maximize yields. To meet these objectives, Actel invests only in high credit quality debt securities with average maturities of less than two years. Actel also limits the percentage of total investments that may be invested in any one issuer. Corporate investments as a group are also limited to a maximum percentage of Actel's investment portfolio.

     Actel is exposed to financial market risks, including changes in interest rates and marketable equity security prices. All of the potential changes noted below are based on sensitivity analysis performed on Actel's financial position and expected operating levels at October 6, 2002. Actual results may differ materially.

     Actel's investments are subject to interest rate risk. An increase in interest rates could subject Actel to a decline in the market value of its investments. These risks are mitigated by the ability of Actel to hold these investments to maturity. A hypothetical 100 basis point increase in interest rates would result in a reduction of approximately $1.1 million in the fair value of Actel's available-for-sale securities held at October 6, 2002.

     Actel's strategic investments in marketable equity securities are subject to equity price risks. Actel typically does not attempt to reduce or eliminate market exposure on these securities. Assuming a 10% adverse change, the marketable strategic equity securities would decrease in value by less than $0.1 million, based on the value of the portfolio as of October 6, 2002.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

     Actel's  Chief  Executive  Officer  and  Chief  Financial  Officer,   after
evaluating Actel's "disclosure controls and procedures" (as defined in Securities Exchange Act of 1934 (Exchange Act) Rules 13a-14(c) and 15-d-14(c)) as of a date (Evaluation Date) within 90 days before the filing date of this Quarterly Report on Form 10-Q, have concluded that, as of the Evaluation Date, Actel's disclosure controls and procedures are effective to ensure that information Actel is required to disclose in reports that Actel files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

     Actel's management, including the Chief Executive Officer and Chief Financial Officer, does not expect that Actel's disclosure controls and procedures will prevent all error and all fraud. Because of inherent limitations in any system of disclosure controls and procedures, no evaluation of controls can provide absolute assurance that all instances of error or fraud, if any, within Actel may be detected.

Changes in internal controls

     Subsequent to the Evaluation Date, there were no significant changes in Actel's internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.


                          PART II -- OTHER INFORMATION

Item 5. Other Information

     Under Section 10A(i)(2) of the Securities Exchange Act, as added by Section 202 of the Sarbanes-Oxley Act of 2002, Actel is required to disclose non-audit services to be performed by Actel's external auditor that have been approved by Audit Committee. Non-audit services are defined in the law as services other than those provided in connection with an audit or a review of the financial statements of an issuer. On October 18, 2002, the Audit Committee preapproved engagements of Ernst & Young LLP, Actel's external auditor, for the following non-audit services: work that will be necessary to provide an attestation to managements assessment of internal controls as required by Section 404 of the Sarbanes-Oxley Act of 2002; consultations for compliance with SEC, NASADQ, GAAP, Sarbanes-Oxley, etc.; tax returns; and tax projects.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

Exhibit Number                       Description
-------------- -----------------------------------------------------------------
     99 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)       Reports on Form 8-K

      None.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                         ACTEL CORPORATION




       Date: November 19, 2002                          /s/ Jon A. Anderson
                                            ------------------------------------
                                                          Jon A. Anderson
                                                    Vice President of Finance
                                                   and Chief Financial Officer
                                                 (as principal financial officer
                                                   and on behalf of Registrant)



                                 CERTIFICATIONS

     I, John C. East, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Actel Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



       Date: November 19, 2002                 /s/ John C. East
                                    --------------------------------------------
                                                 John C. East
                                      President and Chief Executive Officer

     I, Jon A. Anderson, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Actel Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



       Date: November 19, 2002               /s/ Jon A. Anderson
                                   ---------------------------------------------
                                               Jon A. Anderson
                                         Vice President of Finance
                                        and Chief Financial Officer