Form 10-Q
period 2003-04-06
ACTEL CORP
filed 2003-05-21
CIK 907687

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                     --------------------------------------

                                    FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 6, 2003

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


     Number  of  shares  of  Common  Stock  outstanding  as  of  May  19,  2003:
24,541,325.

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

                                ACTEL CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               (unaudited, in thousands, except per share amounts)


                                                                                        Three Months Ended
                                                                               --------------------------------------
                                                                                  Apr. 6,      Apr. 7,       Jan. 5,
                                                                                   2003         2002          2003
                                                                               ----------    ----------    ----------
Net revenues............................................................       $   34,341    $   33,060    $   34,103
Costs and expenses:
   Cost of revenues.....................................................           14,729        12,784        13,512
   Research and development.............................................            9,513         9,737        10,135
   Selling, general, and administrative.................................           11,032        10,711        10,726
   Amortization of acquisition-related intangibles...................                 681           681           681
                                                                               ----------    ----------    ----------
         Total costs and expenses.......................................           35,955        33,913        35,054
                                                                               ----------    ----------    ----------
Loss from operations....................................................           (1,614)         (853)         (951)
Interest income and other, net of expense...............................              992         1,488           858
Losses on sales and write-downs of equity investments...................                -          (123)       (2,574)
                                                                               ----------    ----------    ----------
(Loss) income before tax (benefit) provision............................             (622)          512        (2,667)
Tax (benefit) provision.................................................             (853)          117          (836)
                                                                               ----------    ----------    ----------
Net income (loss).......................................................       $      231    $      395    $   (1,831)
                                                                               ==========    ==========    ==========
Net income (loss) per share:
   Basic................................................................       $     0.01    $     0.02    $    (0.08)
                                                                               ==========    ==========    ==========
   Diluted..............................................................       $     0.01    $     0.02    $    (0.08)
                                                                               ==========    ==========    ==========

Shares used in computing net income (loss) per share:
   Basic................................................................           24,338        24,170        24,126
                                                                               ==========    ==========    ==========
   Diluted..............................................................           25,087        25,388        24,126
                                                                               ==========    ==========    ==========



       See Notes to Unaudited Consolidated Condensed Financial Statements

                                ACTEL CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (unaudited, in thousands)


                                                                                              Apr. 6,        Jan. 5,
                                                                                               2003           2003*
                                                                                           ------------  ------------
                                     ASSETS
Current assets:
   Cash and cash equivalents...........................................................    $     14,302  $     18,207
   Short-term investments..............................................................         124,486       115,622
   Accounts receivable, net............................................................          17,982        17,615
   Inventories, net....................................................................          32,873        34,591
   Deferred income taxes...............................................................          23,439        28,054
   Prepaid expenses and other current assets...........................................           4,546         4,968
                                                                                           ------------  ------------
         Total current assets..........................................................         217,628       219,057
Property and equipment, net............................................................          16,630        16,204
Goodwill, net..........................................................................          32,142        32,142
Other assets, net......................................................................          26,490        25,918
                                                                                           ------------  ------------
                                                                                           $    292,890  $    293,321
                                                                                           ============  ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable....................................................................    $      9,607  $     11,500
   Accrued salaries and employee benefits..............................................           5,203         7,280
   Other accrued liabilities...........................................................           3,760         3,879
   Deferred income on shipments to distributors........................................          26,582        26,459
                                                                                           ------------  ------------
         Total current liabilities.....................................................          45,152        49,118
Deferred compensation plan liability...................................................           1,926         1,889
                                                                                           ------------  ------------
         Total liabilities.............................................................          47,078        51,007
Commitments and contingencies
Shareholders' equity:
   Common stock........................................................................              24            24
   Additional paid-in capital..........................................................         171,750       168,428
   Retained earnings ..................................................................          73,521        73,290
   Unearned compensation cost .........................................................            (145)         (179)
   Accumulated other comprehensive income .............................................             662           751
                                                                                           ------------  ------------
         Total shareholders' equity....................................................         245,812       242,314
                                                                                           ------------  ------------
                                                                                           $    292,890  $    293,321
                                                                                           ============  ============


----------------------------------------

*    Derived from the consolidated  audited financial statements included in our
     report  on  Form  10-K  for  the  fiscal   year  ended   January  5,  2003.


       See Notes to Unaudited Consolidated Condensed Financial Statements

                                ACTEL CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)


                                                                                               Three Months Ended
                                                                                           --------------------------
                                                                                              Apr. 6,       Apr. 7,
                                                                                               2003          2002
                                                                                           ------------  ------------
Operating activities:
    Net income.........................................................................    $        231  $        395
    Adjustments to reconcile net income to net cash provided by (used in) operating activities:
       Depreciation and amortization...................................................           2,606         2,529
       Stock compensation cost recognized..............................................              34            34
       Changes in operating assets and liabilities:
          Accounts receivable..........................................................            (367)       (3,487)
          Inventories..................................................................           1,718          (738)
          Deferred income taxes........................................................           5,036            26
          Prepaid expenses and other current assets....................................            (182)         (873)
          Accounts payable, accrued salaries and employee benefits, and other accrued
              liabilities..............................................................          (5,038)       (1,312)
          Deferred income on shipments to distributors.................................             123          (419)
                                                                                           ------------  ------------
    Net cash provided by (used in) operating activities................................           4,161        (3,845)
Investing activities:
    Purchases of property and equipment................................................          (2,351)       (1,989)
    Purchases of available-for-sale securities.........................................         (45,657)      (33,749)
    Sales and maturities of available for sale securities..............................          36,645        36,763
    Changes in other long term assets..................................................             (25)          103
                                                                                           ------------  ------------
    Net cash provided by (used in) investing activities................................         (11,388)        1,128
Financing activities:
    Common stock issuance under employee stock plans...................................           3,322         2,571
                                                                                           ------------  ------------
    Net cash provided by financing activities..........................................           3,322         2,571
Net decrease in cash and cash equivalents..............................................          (3,905)         (146)
Cash and cash equivalents, beginning of period.........................................          18,207         7,912
                                                                                           ------------  ------------
Cash and cash equivalents, end of period...............................................    $     14,302         7,766
                                                                                           ============  ============
Supplemental disclosures of cash flow information and non-cash investing and financing activities:
Cash (received)/paid during the period for taxes.......................................          (4,926)         (382)




       See Notes to Unaudited Consolidated Condensed Financial Statements

                                ACTEL CORPORATION

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.   Basis of Presentation and Summary of Significant Accounting Policies

     The accompanying unaudited consolidated condensed financial statements of Actel Corporation have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

     Actel Corporation and its consolidated subsidiaries are referred to as "we," "us," or "our." The discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated condensed financial statements, which have been prepared in accordance with accounting principles for interim financial statements generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosure of contingent assets and liabilities. The United States Securities and Exchange Commission (SEC) has defined the most critical accounting policies as the ones that are most important to the portrayal of an issuer's financial condition and results and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical policies include: inventories; impairment of investments in other companies; intangible assets and goodwill; income taxes; and legal matters. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates. We also have other key accounting policies, such as policies for revenue recognition and accounts receivable. These other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or are less likely to have a material impact on our financial condition or results of operations for a given period. Further information regarding all of these policies, as well as the estimates and judgments involved, was disclosed in our Annual Report on Form 10-K for the year ended January 5, 2003 (2002 Form 10-K). During the quarter ended April 6, 2003, there were no significant changes to any critical accounting policies or to the related estimates and judgments involved in applying these policies.

     The unaudited consolidated condensed financial statements include our accounts and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated on consolidation. The interim financial statements should be read in conjunction with the audited financial statements included in our 2002 Form 10-K. The results of operations for the quarter ended April 6, 2003, are not necessarily indicative of results that may be expected for the entire fiscal year, which ends January 4, 2004.

     Income Taxes

     We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. We evaluate annually the realizability of our deferred tax assets by assessing our valuation allowance and, if necessary, we adjust the amount of such allowance. The factors used to assess the likelihood of realization are our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets.

                                ACTEL CORPORATION

     At April 6, 2003, we had a net deferred tax asset of $37.3 million after consideration of deferred tax liabilities and a valuation allowance. In order to fully utilize the $37.3 million of deferred tax assets, taxable income in the amount of approximately $123 million must be earned in future periods. For proper valuation of deferred tax assets under SFAS No. 109 in situations where a company has incurred a three-year cumulative loss before taxes in recent years, significant negative evidence is considered to exist in the evaluation of the company's ability to generate future taxable income. In evaluating available positive evidence, expectations of future taxable income on an extended time horizon are rarely sufficient to overcome the negative evidence of recent cumulative losses. Failure to achieve positive taxable income in 2003 would result in a cumulative three year loss before tax, which would result in significant negative evidence under SFAS No. 109 regarding the realizability of our net deferred tax assets and would probably result in additional tax provisions being recorded on the income statement in 2003. Factors that may affect our ability to achieve sufficient forecasted taxable income include, but are not limited to, increased competition, a decline in sales or margins, loss of market share, delays in product availability, and technological obsolescence.

     Product Warranty

     Our product warranty accrual includes specific accruals for known product issues and an accrual for an estimate of incurred but unidentified product issues based on historical activity. Due to effective product testing and the short time between product shipment and the detection and correction of product failures, the warranty accrual based on historical activity and the related expense for known product issues were not significant as of or for the first quarter of 2003 and the fourth and first quarters of 2002.

2.   Impact of Recently Issued Accounting Standards

     In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements." FIN 46 establishes accounting guidance for consolidation of a variable interest entity
(VIE), formerly referred to as special purpose entities. A VIE is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from the other parties. FIN 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship, or other business relationship with a VIE. FIN 46 provides guidance for determining when an entity, the Primary Beneficiary, should consolidate another entity, a VIE, that functions to support the activities of the Primary Beneficiary. By June 15, 2003, corporations must fully consolidate assets and liabilities covered by FIN 46 in their financial statements. Full disclosure, as well as consolidation, if applicable, of any newly created agreements after January 31, 2003, must begin immediately. We believe that we do not currently have any contractual relationship or other business relationship with a VIE and therefore the adoption of FIN 46 is not expected to have any effect on our consolidated financial position or results of operations.

3.   Goodwill and Other Acquisition-Related Intangibles

     During 1999 and 2000, we completed the acquisitions of AutoGate Logic, Inc., Prosys Technology, Inc. (Prosys), and GateField Corporation (GateField), resulting in a significant amount of goodwill and identified intangible assets. At April 6 and January 5, 2003, we had $32.1 million of net goodwill. At the beginning of 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Accounting for the Impairment of Disposal of Long-Lived Assets," which addresses the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition. This standard requires that goodwill no longer be amortized, and instead be tested for impairment annually or more frequently if certain events or changes in circumstances indicate that the carrying value may not be recoverable. We completed our annual goodwill impairments tests as of January 5, 2003, and noted no impairment. Our next annual impairment test will be performed in the fourth quarter of 2003.

                                ACTEL CORPORATION

     At April 6, 2003, we have definite lived intangible assets arising from prior business acquisitions with a net book value of $6.6 million, which are being amortized on a straight line basis over their estimated lives. In accordance with SFAS No. 144, we recognize impairment losses on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the net book value of those assets. The impairment loss, if any, is measured by comparing the fair value of the asset to its carrying value. Fair value is based on discounted cash flows using present value techniques identified in SFAS No. 144. Currently, there are no indicators of impairment that indicate that fair value is less than the carrying value and would require us to write the asset down to its fair value.

     We made no acquisitions of intangible assets during the first quarter of 2003. Identified intangible assets as of April 6, 2003, consisted of the following:

                                                                                  Gross     Accumulated
                                                                                 Assets    Amortization       Net
                                                                               ----------  ------------    ----------
                                                                                           (in thousands)
Acquisition-related developed technology................................       $   11,454    $   (5,825)   $    5,629
Other acquisition-related intangibles...................................            2,600        (1,764)          836
Acquired patents........................................................              516          (418)           98
                                                                               ----------    ----------    ----------
         Total identified intangible assets.............................       $   14,570    $   (8,007)   $    6,563
                                                                               ==========    ==========    ==========


Identified intangible assets as of January 5, 2003, consisted of the following:


                                                                                  Gross     Accumulated
                                                                                 Assets    Amortization       Net
                                                                               ----------  ------------    ----------
                                                                                           (in thousands)
Acquisition-related developed technology................................       $   11,454    $   (5,253)   $    6,201
Other acquisition-related intangibles...................................            2,600        (1,681)          919
Acquired patents........................................................              516          (392)          124
                                                                               ----------    ----------    ----------
         Total identified intangible assets.............................       $   14,570    $   (7,326)   $    7,244
                                                                               ==========    ==========    ==========

     All of our identified intangible assets are subject to amortization. Amortization of identified intangibles included the following:


                                                                                        Three Months Ended
                                                                               --------------------------------------
                                                                                 Apr. 6,       Apr. 7,       Jan. 5,
                                                                                  2003          2002          2003
                                                                               ----------    ----------    ----------
                                                                                           (in thousands)
Acquisition-related developed technology................................       $      572    $      572    $      572
Other acquisition-related intangibles...................................               83            83            83
Acquired patents........................................................               26            26            26
                                                                               ----------    ----------    ----------
         Total amortization expense.....................................       $      681    $      681    $      681
                                                                               ==========    ==========    ==========

Based on the carrying value of identified intangible assets recorded at April 6, 2003, and assuming no subsequent impairment of the underlying assets, the annual amortization expense is expected to be $2.7 million for 2003, $2.7 million for 2004, $1.9 million for 2005, and none thereafter.

                                ACTEL CORPORATION

4.   Inventories

     Inventories consist of the following:

                                                                                             Apr. 6,        Jan. 5,
                                                                                              2003           2003
                                                                                           ------------  ------------
                                                                                                 (in thousands)
Inventories:
   Purchased parts and raw materials...................................................    $      3,764  $      4,066
   Work-in-process.....................................................................          25,249        26,484
   Finished goods......................................................................           3,860         4,041
                                                                                           ------------  ------------
                                                                                           $     32,873  $     34,591
                                                                                           ============  ============

Inventory is stated at the lower of cost (first-in, first-out) or market (net realizable value). We believe that a certain level of inventory must be carried to maintain an adequate supply of product for customers. This inventory level may vary based upon either orders received from customers or internal forecasts of demand for these products. Other considerations in determining inventory levels include the stage of products in the product life cycle, design win activity, manufacturing lead times, customer demands, strategic relationships with foundries, and competitive situations in the marketplace. Should any of these factors have a result other than anticipated, inventory levels may be adversely affected.


     We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future demand and market conditions. To address this difficult, subjective, and complex area of judgment, we apply a methodology that includes assumptions and estimates to arrive at the net realizable value. First, we identify any inventory that has been previously reserved in prior periods. This inventory remains reserved until sold, destroyed, or otherwise dispositioned. Second, our quality assurance personnel examine inventory line items that may have some form of obsolescence due to non-conformance with electrical or mechanical standards. Third, we assess the inventory not otherwise identified to be reserved against product history and forecasted demand, typically six months. Finally, the result of this methodology is analyzed by us in light of the product life cycle, design win activity, and competitive situations in the marketplace to derive an outlook for consumption of the inventory and the appropriateness of the resulting inventory levels. If actual future demand or market conditions are less favorable than those we have projected, additional inventory write-downs may be required.

                                ACTEL CORPORATION

5.   Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share in accordance with SFAS No. 128, "Earnings per Share":

                                                                                        Three Months Ended
                                                                             ----------------------------------------
                                                                               Apr. 6,       Apr. 7,       Jan. 5,
                                                                                 2003          2002          2003
                                                                             ------------    ----------    ----------
                                                                             (in thousands, except per share amounts)

Basic:
Average common shares outstanding.......................................           24,338        24,170        24,126
Shares used in computing net income per share...........................           24,338        24,170        24,126
                                                                               ==========    ==========    ==========
Net income (loss).......................................................       $      231    $      395    $   (1,831)
                                                                               ==========    ==========    ==========
Net income (loss) per share.............................................       $     0.01    $     0.02    $    (0.08)
                                                                               ==========    ==========    ==========

Diluted:
Average common shares outstanding.......................................           24,338        24,170        24,126
Net effect of dilutive stock options - based on the treasury stock method             749         1,218             -
                                                                               ----------    ----------    ----------
Shares used in computing net income per share...........................           25,087        25,388        24,126
                                                                               ==========    ==========    ==========
Net income (loss).......................................................       $      231    $      395    $   (1,831)
                                                                               ==========    ==========    ==========
Net income (loss) per share.............................................       $     0.01    $     0.02    $    (0.08)
                                                                               ==========    ==========    ==========

6.   Comprehensive Income (Loss)


     The components of comprehensive income (loss), net of tax, are as follows:

                                                                                        Three Months Ended
                                                                               --------------------------------------
                                                                                 Apr. 6,       Apr. 7,       Jan. 5,
                                                                                  2003          2002          2003
                                                                               ----------    ----------    ----------
                                                                                          (in thousands)
Net income (loss).......................................................       $      231    $      395    $   (1,831)
Unrealized gain (loss) on available-for-sale securities                                78          (406)          140
Less reclassification adjustment for gains included in net income (loss)             (167)          (15)           (3)
                                                                               ----------    ----------    ----------
Other comprehensive income (loss).......................................              (89)         (421)          137
                                                                               ----------    ----------    ----------
Total comprehensive income (loss).......................................       $      142    $      (26)   $   (1,694)
                                                                               ==========    ==========    ==========

Accumulated  other  comprehensive   income  is  presented  on  the  accompanying
consolidated condensed balance sheets and consists of the accumulated net unrealized gain (loss) on available-for-sale securities.

                                ACTEL CORPORATION

7.   Significant Events

     During the first quarter of 2003, we signed a ten-year $27.4 million non-cancelable lease for our principal facilities and executive offices in Mountain View, California. The new lease agreement expires in 2014.

     During the first quarter of 2003, we also consolidated our distribution channel in by terminating our agreement with Pioneer, leaving Unique as our sole distributor in North America. The loss of Unique as a distributor could have a materially adverse effect on our business, financial condition, or results of operations.

8.   Stock Based Compensation

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure an Amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for companies making a voluntary change to fair value-based accounting for stock-based employee compensation. We continue to account for our stock option plans under the intrinsic value recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Effective for interim periods beginning after December 15, 2002, SFAS No. 148 also requires disclosure of pro-forma results on a quarterly basis as if the company had applied the fair value recognition provisions of SFAS No. 123.

     As the exercise price of all options granted under these plans was equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost, other than acquisition-related compensation, is recognized in net income. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, as amended, to options granted under the stock option plans and under our Employee Stock Purchase Program, collectively called "options." For purposes of this pro-forma disclosure, the estimated value of the options is amortized ratably to expense over the options' vesting periods. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different. Our pro forma information is as follows:

                                                                                        Three Months Ended
                                                                             ----------------------------------------
                                                                               Apr. 6,       Apr. 7,       Jan. 5,
                                                                                 2003          2002          2003
                                                                             ------------    ----------    ----------
                                                                             (in thousands, except per share amounts)
Reported amounts under intrinsic value method:
Stock based employee compensation cost, net of related tax, included in
   net income...........................................................     $          0  $          0  $          0
Net income (loss).......................................................     $        231  $        395  $     (1,831)
Earnings per share:
   Basic................................................................     $       0.01  $       0.02  $      (0.08)
   Diluted..............................................................     $       0.01  $       0.02  $      (0.08)

Pro Forma amounts under fair value method:
Pro Forma stock based employee compensation cost, net of related tax....     $      3,865  $      5,328  $      4,475
Pro forma net income (loss).............................................     $     (3,634) $     (4,933) $     (6,306)
Pro forma earnings per share:
   Basic................................................................     $      (0.15) $      (0.20) $      (0.26)
   Diluted..............................................................     $      (0.15) $      (0.20) $      (0.26)

                                ACTEL CORPORATION

     SFAS No. 123 requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option-pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the option's expected life and the price volatility of the underlying stock. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Actel Corporation and its consolidated subsidiaries are referred to as "we," "us," or "our." You should read the information in this Quarterly Report on Form 10-Q with the Risk Factors at the end of Part I of our Annual Report on Form 10-K for the year ended January 5, 2003 (2002 Form 10-K). Unless otherwise indicated, the information in this Quarterly Report is given as of May 19, 2003, and we undertake no obligation to update any of the information, including forward-looking statements. {Forward-looking statements made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 are bracketed}. The Risk Factors could cause actual results to differ materially from those projected in the forward-looking statements.

Critical Accounting Policies

     Our discussion and analysis of our financial condition and results of operations is based upon our unaudited consolidated condensed financial statements, which have been prepared in accordance with accounting principles for interim financial statements generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosure of contingent assets and liabilities. The SEC has defined the most critical accounting policies as those that are most important to the portrayal of our financial condition and results and also require us to make the most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical policies include: inventories; impairment of investments in other companies; intangible assets and goodwill; income taxes; and legal matters. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates. In addition, if these estimates or their related assumptions change in the future, it could result in material expenses being recognized on the income statement. We also have other key accounting policies, such as policies for revenue recognition and accounts receivable. These other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or they are less likely to have a material impact on our reported results of operations for a given period. Further information regarding all of these policies, as well as the estimates and judgments involved, were disclosed in our 2002 Form 10-K. During the quarter ended April 6, 2003, there were no significant changes to any critical accounting policies or to the related estimates and judgments involved in applying these policies.

Results of Operations

     Net Revenues

     Net revenues were $34.3 million for the first quarter of 2003, a 1% increase from the fourth quarter of 2002 and a 4% increase from the first quarter of 2002. Quarterly net revenues increased sequentially due to a 26% increase in unit shipments of field programmable gate arrays (FPGAs), which was partially offset by a 21% decrease in the overall average selling price (ASP) of FPGAs. Quarterly net revenues increased from a year ago due to a 16% increase in unit shipments and a 12% decrease in ASP. Unit volumes and ASP levels fluctuate primarily because of changes in the mix of products sold. Our product portfolio includes many products ranging from devices with lower ASPs, which typically sell in higher volumes, to devices with higher ASPs, which typically sell in lower volumes. Sales of military and aerospace products, which have higher ASPs, made up a lower percentage of shipments in the first quarter of 2003 compared to the first and fourth quarters of 2002. In addition, sales to customers in the consumer market (which typically purchase lower ASP devices in higher volumes) constituted a higher percentage of net revenues for the first quarter of 2003 compared to the first and fourth quarters of 2002. These two factors contributed to the increase in units shipped and the decrease in ASP.

     Gross Margin

     Gross margin was 57.1% of net revenues for the first quarter of 2003 compared with 60.4% for the fourth quarter of 2002 and 61.3% for the first quarter of 2002. Gross margin for the first quarter of 2003 decreased due to the shift in mix within product categories as the revenue from the higher margin military and aerospace products decreased from the first and fourth quarters of 2002 to the first quarter of 2003, while revenue increased from other new products which are still achieving low margins. New products are typically introduced at competitive selling prices while the cost structure is optimized over time to achieve higher margins. If a new product achieves a high level of sales shortly after introduction, lower margins are generally achieved in the early stages as the cost structure continues to be optimized over time.

     We seek to reduce costs by improving wafer yields, negotiating price reductions with suppliers, increasing the level and efficiency of our testing and packaging operations, achieving economies of scale by means of higher production levels, and increasing the number of die produced per wafer, principally by shrinking the die size of our products. No assurance can be given that these efforts will continue to be successful. Our capability to shrink the die size of our FPGAs is dependent on the availability of more advanced manufacturing processes. Due to the custom steps involved in manufacturing antifuse and (to a lesser extent) flash FPGAs, we typically obtain access to new manufacturing processes later than our competitors using standard manufacturing processes.


     Research and Development (R&D)

     R&D expenditures were $9.5 million, or 28% of net revenues, for the first quarter of 2003 compared with $10.1 million, or 30% of net revenues, for the fourth quarter of 2002 and $9.7 million, or 30% of revenues, for the first quarter of 2002. R&D spending for the first quarter of 2003 decreased sequentially due to lower spending for masks and prototype wafers.

     Selling, General, and Administrative (SG&A)

     SG&A expenses were $11.0 million, or 32% of net revenues, for the first quarter of 2003 compared with $10.7 million, or 31% of net revenues, for the fourth quarter of 2002 and $10.7 million, or 32% of net revenues, for the first quarter of 2002. The sequential increase in SG&A spending for the first quarter of 2003 was due to increased legal expenses related to the drafting and negotiation of contracts and an increase in marketing expenses in support of our ProASIC Plus and AX families.

     Amortization of Acquisition-Related Intangibles and Expenses

     Amortization of acquisition-related intangibles and expenses was $0.7 million for all periods presented. Due to the implementation of FAS No. 142 in the first quarter of 2002, the amortization of goodwill was eliminated. See Note 3 of Notes to Unaudited Consolidated Condensed Financial Statements for further discussion of FAS No. 142 and 144.

     Interest Income and Other, Net

     Interest income and other, net was $1.0 million for the first quarter of 2003 compared with $0.9 million for the fourth quarter of 2002 and $1.5 million for the first quarter of 2002. The sequential increase resulted from gains realized in the first quarter of 2003 in our short-term investment accounts. The lower interest rates available in the market during the first quarter of 2003 was the primary factor in the decrease in interest income in the first quarter of 2003, compared with the first quarter of 2002.

     Losses on Sales and Write-Downs of Equity Investments

     There were no losses on sales and write-downs of equity investments in the first quarter of 2003 compared with losses on sales and write-downs of $2.6 million for the fourth quarter of 2002 and losses on sales $0.1 million for the first quarter of 2002. There were no sales of equity investments during the first quarter of 2003 and comparisons of fair values to our carrying values did not suggest any impairment in our equity investments. Comparisons of fair value to carrying values did suggest impairment of our equity investments during the fourth quarter of 2002, which resulted in the loss of $2.6 million in the fourth quarter of 2002. The $0.1 million loss in the first quarter of 2002 was the result of partial sales of a publicly traded equity investment.

     Tax Provision

     The tax benefit was $0.9 million for the first quarter of 2003 compared with $0.8 million for the fourth quarter of 2002 and a provision of $0.1 million for the first quarter of 2002. The $0.8 million tax credit for the first quarter of 2003 is based on the pre-tax loss of $0.6 million and the impact of tax credits for research and development activities. The $0.8 million tax benefit in the fourth quarter of 2002 was based on a pre-tax loss of $2.7 million which included unrealized losses on equity investments of $2.6 million which were not deductible in the fourth quarter of 2002 and did not impact the tax provision in the fourth quarter of 2002.

     Our tax position is based on the estimated annual tax rate in compliance with SFAS No. 109, "Accounting for Income Taxes." Significant components affecting the effective tax rate include federal R&D credits, income from tax-exempt securities, the state composite rate, and recognition of certain deferred tax assets subject to valuation allowances.

Liquidity and Capital Resources

     Our cash, cash equivalents, and short-term investments were $138.8 million at the end of the first quarter of 2003 compared with $133.8 million at the beginning of the year.

     Cash provided by operating activities was $4.2 million for the first three months of 2003, compared with net use of $3.8 million for the first three months of 2002. The increase in cash provided by operations resulted primarily from changes in operating assets and liabilities that consumed less cash in the first three months of 2003 than in the first three months of 2002. The most significant changes in operating assets that consumed less cash in 2003 or provided cash were accounts receivable, which increased by $0.4 million in the first quarter of 2003 compared with an increase of $3.5 million in the first quarter of 2002; deferred income taxes, which decreased by $5.0 million in the first quarter of 2003 due to a $5.0 million tax refund, compared with no increase or decrease the first quarter of 2002; and inventories, which decreased by $1.7 million in the first quarter of 2003 compared with an increase of $0.7 million in the first quarter of 2002. Cash was partially used in a reduction of accounts payable and other short term liabilities, which decreased by $5.0 million compared with a decrease of $1.3 million in the first quarter of 2002. The $5.0 million tax refund was a refund of taxes paid in prior years based on a carry back of net operating losses generated in 2001.

     Capital expenditures were $2.4 million for the first quarter of 2003 compared with $2.0 million for the first quarter of 2002. Sales of common stock under employee stock plans provided $3.3 million of cash during the first quarter of 2003 compared with $2.6 million for the first quarter of 2002.

     We meet all of our funding needs for ongoing operations with internally generated cash flows from operations and with existing cash and short-term investment balances. {We believe that existing cash, cash equivalents, and short-term investments, together with cash generated from operations, will be sufficient to meet our cash requirements for the next four quarters.} A portion of available cash may be used for investment in or acquisition of complementary businesses, products, or technologies. Wafer manufacturers have at times demanded financial support from customers in the form of equity investments and advance purchase price deposits, which in some cases have been substantial. Should we require additional capacity, we may be required to incur significant expenditures to secure such capacity.

     We believe that the availability of adequate financial resources is a substantial competitive factor. To take advantage of opportunities as they arise, or to withstand adverse business conditions when they occur, it may become prudent or necessary for us to raise additional capital. We monitor the availability and cost of potential capital resources, including equity and debt, with a view toward raising additional capital on terms that are acceptable to us. No assurance can be given that additional capital would become available on acceptable terms if needed.

Factors Affecting Future Operating Results

     Our operating results are subject to general economic conditions and a variety of risks characteristic of the semiconductor industry (including booking and shipment uncertainties, wafer supply fluctuations, and price erosion) or specific to us, any of which could cause our operating results to differ materially from past results. See the Risk Factors set forth at the end of Part I of our 2002 Annual Report which are incorporated herein by this reference.

     During the first quarter of 2003, we signed a ten-year $27.4 million non-cancelable lease for our principal facilities and executive offices in Mountain View, California. The new lease agreement expires in 2014. During the first quarter of 2003, we also consolidated our distribution channel by terminating our agreement with Pioneer, leaving Unique as our sole distributor in North America. The loss of Unique as a distributor could have a materially adverse effect on our business, financial condition, or results of operations.

     We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. We evaluate annually the realizability of our deferred tax assets by assessing our valuation allowance and, if necessary, we adjust the amount of such allowance. The factors used to assess the likelihood of realization are our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets.

     At April 6, 2003, we had a net deferred tax asset of $37.3 million after consideration of deferred tax liabilities and a valuation allowance. In order to fully utilize the $37.3 million of deferred tax assets, taxable income in the amount of approximately $123 million must be earned in future periods. For proper valuation of deferred tax assets under SFAS No. 109 in situations where a company has incurred a three-year cumulative loss before taxes in recent years, significant negative evidence is considered to exist in the evaluation of the company's ability to generate future taxable income. In evaluating positive evidence available, expectations of future taxable income on an extended time horizon are rarely sufficient to overcome the negative evidence of recent cumulative losses. Failure to achieve positive taxable income in 2003 would result in a cumulative three year loss before tax, which would result in significant negative evidence under SFAS No. 109 regarding the realizability of our of net deferred tax assets and probably result in additional tax provisions being recorded on the income statement in 2003. Factors that may affect our ability to achieve sufficient forecasted taxable income include, but are not limited to, increased competition, a decline in sales or margins, loss of market share, delays in product availability, and technological obsolescence.

Additional Quarterly Information

     The following table presents certain unaudited quarterly results for each of the eight quarters in the period ended April 6, 2003. In our opinion, all necessary adjustments (consisting only of normal recurring accruals) have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with our audited consolidated condensed financial statements and notes thereto included in our 2002 Form 10-K. However, these quarterly operating results are not indicative of the results for any future period.

                                                                       Three Months Ended
                                  -----------------------------------------------------------------------------------------------
                                    Apr. 6,     Jan. 5,     Oct. 6,     Jul. 7,     Apr. 7,     Jan. 6,     Sep. 30,     Jul. 1,
                                     2003        2003        2002        2002        2002        2002        2001         2001
                                  ---------   ---------   ---------   ---------   ---------   ---------   ---------   -----------

                                                              (in thousands except per share amounts)
Statements of Operations Data:
Net revenues....................  $  34,341   $  34,103   $  32,912   $  34,293   $  33,060   $  32,059   $  32,006   $  36,460
Gross profit....................     19,612      20,591      19,229      21,337      20,276      19,567      16,734      18,888
Loss from operations............     (1,614)       (951)     (1,587)       (282)       (853)     (4,086)     (6,188)     (4,233)
Net income (loss)...............        231      (1,831)      1,107         404         395      (2,531)     (2,334)     (2,631)
Net income (loss) per share:
   Basic........................  $    0.01   $   (0.08)  $    0.05   $    0.02   $    0.02   $   (0.11)  $   (0.10)  $   (0.11)
                                  =========   =========   =========   =========   =========   =========   =========   =========
   Diluted......................  $    0.01   $   (0.08)  $    0.04   $    0.02   $    0.02   $   (0.11)  $   (0.10)  $   (0.11)
                                  =========   =========   =========   =========   =========   =========   =========   =========
Shares used in computing net
   income (loss) per share:
   Basic........................     24,338      24,126      24,531      24,382      24,170      23,987      23,852      23,642
                                  =========   =========   =========   =========   =========   =========   =========   =========
   Diluted......................     25,087      24,126      24,959      26,036      25,388      23,987      23,852      23,642
                                  =========   =========   =========   =========   =========   =========   =========   =========

                                                                       Three Months Ended
                                  -----------------------------------------------------------------------------------------------
                                    Apr. 6,     Jan. 5,     Oct. 6,     Jul. 7,     Apr. 7,     Jan. 6,     Sep. 30,     Jul. 1,
                                     2003        2003        2002        2002        2002        2002        2001         2001
                                  ---------   ---------   ---------   ---------   ---------   ---------   ---------   -----------
As a Percentage of Net Revenues:
Net revenues....................      100.0%      100.0%      100.0%      100.0%      100.0%      100.0%      100.0%      100.0%
Gross profit....................       57.1%       60.4%       58.4        62.2        61.3        61.0        52.3        51.8
Loss from operations............       (4.7)       (2.8)       (4.8)       (0.8)       (2.6)      (12.7)      (19.3)      (11.6)
Net income (loss)...............        0.7        (5.4)        3.4         1.2         1.2        (7.9)       (7.3)       (7.2)


Item 3. Quantitative and Qualitative Disclosures About Market Risk

     As of April 6, 2003, our investment portfolio (other than strategic investments) consisted primarily of corporate bonds, floating rate notes, and federal and municipal obligations. The principal objectives of our investment activities are to preserve principal, meet liquidity needs, and maximize yields. To meet these objectives, we only invest in high credit quality debt securities with average maturities of less than two years. We also limit the percentage of total investments that may be invested in any one issuer. Corporate investments as a group are also limited to a maximum percentage of our investment portfolio.

     We are exposed to financial market risks, including changes in interest rates and marketable equity security prices. All of the potential changes noted below are based on sensitivity analysis performed on our financial position and expected operating levels at April 6, 2003. Actual results may differ materially.

     Our investments are subject to interest rate risk. An increase in interest rates could subject us to a decline in the market value of our investments. These risks are mitigated by our ability to hold these investments to maturity. A hypothetical 100 basis point increase in interest rates would result in a reduction of approximately $1.3 million in the fair value of our available-for-sale securities held at April 6, 2003.

     Our strategic investments in marketable equity securities are subject to equity price risks. We typically do not attempt to reduce or eliminate market exposure on these securities. Assuming a 10% adverse change, the marketable strategic equity securities would decrease in value by less than $0.1 million, based on the value of the portfolio as of April 6, 2003.

Item 4. Controls and Procedures

Quarterly Evaluation of Our Disclosure Controls and Internal Controls

     Within the 90 days prior to the date of this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" (Disclosure Controls) and our "internal controls and procedures for financial reporting" (Internal Controls). This evaluation (the Controls Evaluation) was performed under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

CEO and CFO Certifications

     Immediately following the Signatures section of this Quarterly Report, there are "Certifications" of the CEO and the CFO. The Certifications (Rule 13a-14 Certifications) are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934 (Exchange Act). This Controls and Procedures section of the Quarterly Report includes the information concerning the Controls Evaluation referred to in the Rule 13a-14 Certifications and it should be read in conjunction with the Rule 13a-14 Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls

     Disclosure Controls are procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures designed to provide reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Limitations on the Effectiveness of Controls

     A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures. Because of the inherent limitations in a cost-effective control system, our management, including the CEO and CFO, does not expect that our Disclosure Controls and our Internal Controls will prevent or detect all potential errors and fraud. Accordingly, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation

     The evaluation of our Disclosure Controls and our Internal Controls included a review of the controls' objectives and design, our implementation of the controls, and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems, or acts of fraud and confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. Our Internal Controls are also evaluated on an ongoing basis by personnel in our Finance organization, as well as by our independent auditors, who evaluate our Internal Controls in connection with determining their auditing procedures related to their report on our annual financial statements and not to provide assurance on our Internal Controls. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls, and to modify them as necessary; our intent is to maintain the Disclosure Controls and the Internal Controls as dynamic systems that change as conditions warrant.

     Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in our Internal Controls, and whether we had identified any acts of fraud involving personnel with a significant role in our Internal Controls. This information was important both for the Controls Evaluation generally, and because items 5 and 6 in the Rule 13a-14 Certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board's Audit Committee and our independent auditors, and report on related matters in this section of the Quarterly Report. In professional auditing literature, "significant deficiencies" are referred to as "reportable conditions," which are control issues that could have a significant adverse effect on the ability to record, process, summarize, and report financial data in the financial statements. Auditing literature defines "material weakness" as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and the risk that such misstatements would not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement, and/or correction to make in accordance with our ongoing procedures.

     From the date of the Controls Evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

                           PART II - OTHER INFORMATION

Item 5. Other Information

     Under Section 10A(i)(2) of the Securities Exchange Act, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are required to disclose non-audit services to be performed by our external auditor that have been approved by our Audit Committee. Non-audit services are defined in the law as services other than those provided in connection with an audit or a review of the financial statements of an issuer. On January 16, 2003, the Audit Committee preapproved engagements of Ernst & Young LLP, our external auditor, for the following non-audit services: tax savings projects.

Item 6. Exhibits and Reports on Form 8-K

     (a)     Exhibits

    Exhibit Number                 Description
------------------  ------------------------------------------------------------

      99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)     Reports on Form 8-K

     On April 23, 2003, we announced our financial results for the quarter ended April 6, 2003. The full text of the press release issued in connection with the announcement was attached as Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on April 23, 2003.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                        ACTEL CORPORATION




                    Date: May 20, 2003                 /s/ Jon A. Anderson
                                             ----------------------------------
                                                         Jon A. Anderson
                                                    Vice President of Finance
                                                   and Chief Financial Officer
                                                 (as principal financial officer
                                                   and on behalf of Registrant)



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



                    Date: May 20, 2003              /s/ John C. East
                                          --------------------------------------
                                                       John C. East
                                           President and Chief Executive Officer


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



                    Date: May 20, 2003               /s/ Jon A. Anderson
                                               --------------------------------
                                                        Jon A. Anderson
                                                   Vice President of Finance
                                                  and Chief Financial Officer