Form 10-Q
period 2003-07-06
ACTEL CORP
filed 2003-08-14
CIK 907687

_
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                     --------------------------------------

                                    FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 6, 2003

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


     Number of  shares  of Common  Stock  outstanding  as of  August  12,  2003:
24,927,622.

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

                                ACTEL CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
               (unaudited, in thousands, except per share amounts)



                                                            Three Months Ended                 Six Months Ended
                                                 --------------------------------------    ------------------------
                                                    Jul. 6,      Jul. 7,       Apr. 6,       Jul. 6,       Jul. 7,
                                                     2003         2002          2003          2003          2002
                                                 ----------    ----------    ----------    ----------    ----------

Net revenues...................................  $   36,609    $   34,293    $   34,341    $   70,950    $   67,353
Costs and expenses:
   Cost of revenues............................      14,584        12,956        14,729        29,313        25,740
   Research and development....................       9,851         9,902         9,513        19,364        19,639
   Selling, general, and administrative........      11,070        11,036        11,032        22,102        21,747
   Amortization of acquisition-related
     intangibles...............................         663           681           681         1,344         1,362
                                                 ----------    ----------    ----------    ----------    ----------
         Total costs and expenses..............      36,168        34,575        35,955        72,123        68,488
                                                 ----------    ----------    ----------    ----------    ----------
Income (loss) from operations..................         441          (282)       (1,614)       (1,173)       (1,135)
Interest income and other, net of expense......         724         1,813           992         1,716         3,301
Gain (loss) on sales and write-downs of equity
   investments.................................          91        (1,010)            -            91        (1,133)
                                                 ----------    ----------    ----------    ----------    ----------

Income (loss) before tax (benefit) provision...       1,256           521          (622)          634         1,033
Tax (benefit) provision........................        (130)          117          (853)         (983)          234
                                                 ----------    ----------    ----------    ----------    ----------
Net income.....................................  $    1,386    $      404    $      231    $    1,617    $      799
                                                 ==========    ==========    ==========    ==========    ==========

Net income per share:
   Basic.......................................  $     0.06    $     0.02    $     0.01    $     0.07    $     0.03
                                                 ==========    ==========    ==========    ==========    ==========
   Diluted.....................................  $     0.05    $     0.02    $     0.01    $     0.06    $     0.03
                                                 ==========    ==========    ==========    ==========    ==========

Shares used in computing net income per share:
   Basic.......................................      24,550        24,382        24,338        24,444        24,276
                                                 ==========    ==========    ==========    ==========    ==========
   Diluted.....................................      25,776        26,036        25,087        25,453        25,676
                                                 ==========    ==========    ==========    ==========    ==========



       See Notes to Unaudited Consolidated Condensed Financial Statements

                                ACTEL CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (unaudited, in thousands)

                                                                                              Jul. 6,       Jan. 5,
                                                                                               2003          2003*
                                                                                           ------------  ------------
                                                                                            (unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents...........................................................    $     13,257  $     18,207
   Short-term investments..............................................................         128,391       115,622
   Accounts receivable, net............................................................          21,178        17,615
   Inventories, net....................................................................          31,443        34,591
   Deferred income taxes...............................................................          23,783        28,054
   Prepaid expenses and other current assets...........................................           3,225         4,968
                                                                                           ------------  ------------
         Total current assets..........................................................         221,277       219,057
Property and equipment, net............................................................          16,924        16,204
Goodwill, net..........................................................................          32,142        32,142
Other assets, net......................................................................          25,907        25,918
                                                                                           ------------  ------------
                                                                                           $    296,250  $    293,321
                                                                                           ============  ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable....................................................................    $      9,030  $     11,500
   Accrued salaries and employee benefits..............................................           5,611         7,280
   Other accrued liabilities...........................................................           3,717         3,879
   Deferred income on shipments to distributors........................................          26,284        26,459
                                                                                           ------------  ------------
         Total current liabilities.....................................................          44,642        49,118
Deferred compensation plan liability...................................................           2,267         1,889
                                                                                           ------------  ------------
         Total liabilities.............................................................          46,909        51,007
Commitments and contingencies
Shareholders' equity:
   Common stock........................................................................              25            24
   Additional paid-in capital..........................................................         173,850       168,428
   Retained earnings ..................................................................          74,908        73,290
   Unearned compensation cost .........................................................            (112)         (179)
   Accumulated other comprehensive income .............................................             670           751
                                                                                           ------------  ------------
         Total shareholders' equity....................................................         249,341       242,314
                                                                                           ------------  ------------
                                                                                           $    296,250  $    293,321
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


       See Notes to Unaudited Consolidated Condensed Financial Statements

                                ACTEL CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                                                                Six Months Ended
                                                                                             ------------------------
                                                                                               Jul. 6,      Jul. 7,
                                                                                                2003         2002
                                                                                             ----------    ----------
Operating activities:
    Net income.........................................................................      $    1,617    $      799
    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization...................................................           5,103         5,040
       Amortization of deferred compensation...........................................              67            68
       Changes in operating assets and liabilities:
          Accounts receivable..........................................................          (3,563)       (2,540)
          Inventories..................................................................           3,148          (169)
          Deferred income taxes........................................................           4,951            59
          Prepaid expenses and other current assets....................................           1,152          (693)
          Accounts payable, accrued salaries and employee benefits, and other accrued
              liabilities..............................................................          (5,436)         (932)
          Deferred income on shipments to distributors.................................            (175)        1,319
                                                                                             ----------    ----------
    Net cash provided by operating activities..........................................           6,864         2,951
Investing activities:
    Purchases of property and equipment................................................          (4,479)       (3,704)
    Purchases of available-for-sale securities.........................................         (89,620)     (100,546)
    Sales and maturities of available for sale securities..............................          76,717       103,833
    Changes in other long term assets..................................................             144           262
                                                                                             ----------    ----------
    Net cash used in investing activities..............................................         (17,238)         (155)
Financing activities:
    Common stock issuance under employee stock plans...................................           5,424         5,092
                                                                                             ----------    ----------
    Net cash provided by financing activities..........................................           5,424         5,092
Net increase (decrease) in cash and cash equivalents...................................          (4,950)        7,888
                                                                                             ----------    ----------
Cash and cash equivalents, beginning of period.........................................          18,207         7,912
                                                                                             ----------    ----------
Cash and cash equivalents, end of period...............................................      $   13,257    $   15,800
                                                                                             ==========    ==========
Supplemental disclosures of cash flow information and non-cash investing and financing activities:
Cash received during the period for taxes..............................................      $   (4,777)   $     (361)


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

     Actel Corporation and its consolidated subsidiaries are referred to as "we," "us," or "our." Management's Discussion and Analysis of Financial
Condition and Results of Operations is based upon our unaudited consolidated condensed financial statements, which have been prepared in accordance with accounting principles for interim financial statements generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosure of contingent assets and liabilities. The United States Securities and Exchange Commission (SEC) has defined the most critical accounting policies as the ones that are most important to the portrayal of an issuer's financial condition and results of operations and require management to make the most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical policies include: inventories; intangible assets and goodwill; income taxes; and legal matters. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates. We also have other key accounting policies, such as policies for revenue recognition and accounts receivable. These other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or are less likely to have a material impact on our financial condition or results of operations for a given period. For further information regarding all of these policies, as well as the estimates and judgments involved, see our Annual Report on Form 10-K for the year ended January 5, 2003 (2002 Form 10-K). We no longer consider impairment of investments in other companies a critical accounting policy because our remaining investments in other companies are not material. There were no other significant changes to critical accounting policies or to the related estimates and judgments involved in applying these policies.

     The unaudited consolidated condensed financial statements include our accounts and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated on consolidation. The interim financial statements should be read in conjunction with the audited financial statements included in our 2002 Form 10-K. The results of operations for the quarter or six months ended July 6, 2003, are not necessarily indicative of results that may be expected for the entire fiscal year, which ends January 4, 2004.

     Income Taxes

     We account for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. We evaluate annually the realizability of our deferred tax assets by assessing our valuation allowance and, if necessary, we adjust the amount of such allowance. The factors used to assess the likelihood of realization are our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets.

                                ACTEL CORPORATION

     At July 6, 2003, we had a net deferred tax asset of $39.1 million after consideration of deferred tax liabilities and a valuation allowance. In order to fully utilize the $39.1 million of deferred tax assets, taxable income in the amount of approximately $130 million must be earned in future periods. For proper valuation of deferred tax assets under SFAS No. 109 in situations where a company has incurred a three-year cumulative loss before taxes, significant negative evidence is considered to exist in the evaluation of the company's ability to generate future taxable income. In evaluating available positive evidence, expectations of future taxable income on an extended time horizon are rarely sufficient to overcome the negative evidence of recent cumulative losses. Failure to achieve positive taxable income in 2003 would result in a cumulative three year loss before tax, which would result in significant negative evidence under SFAS No. 109 regarding the realizability of our net deferred tax assets. This would probably result in additional tax expense being recorded on the income statement in 2003, thereby reducing net income. Factors that may affect our ability to achieve sufficient forecasted taxable income include, but are not limited to, increased competition, a decline in sales or margins, loss of market share, delays in product availability, and technological obsolescence.

     Product Warranty

     Our product warranty accrual includes specific accruals for known product issues and an accrual for an estimate of incurred but unidentified product issues based on historical activity. Due to effective product testing and the short time between product shipment and the detection and correction of product failures, the warranty accrual based on historical activity and the related expense for known product issues were not significant as of the second quarter of 2003 and for the six month period then ended.

     Stock Based Compensation

     In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure an Amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for companies making a voluntary change to fair value-based accounting for stock-based employee compensation. We continue to account for our stock option plans under the intrinsic value recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related FASB Interpretations
(FINs). Effective for interim periods beginning after December 15, 2002, SFAS No. 148 also requires disclosure of pro-forma results on a quarterly basis as if the company had applied the fair value recognition provisions of SFAS No. 123.

     As the exercise price of all options granted under our stock option plans was equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost, other than acquisition-related compensation, is recognized in net income. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, as amended, to options granted under our stock option plans and Employee Stock Purchase Plan, collectively called "options." For purposes of this pro-forma disclosure, the estimated value of the options is amortized ratably to expense over the options' vesting periods. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different. The pro forma information is as follows:

                                ACTEL CORPORATION


                                                            Three Months Ended                 Six Months Ended
                                                 --------------------------------------    ------------------------
                                                    Jul. 6,      Jul. 7,       Apr. 6,       Jul. 6,       Jul. 7,
                                                     2003         2002          2003          2003          2002
                                                 ----------    ----------    ----------    ----------    ----------
                                                          (unaudited, in thousands except per share amounts)
Reported amounts under intrinsic value method:
Stock based employee compensation cost, net of
   related tax, included in net income           $        0    $        0    $        0    $        0    $        0
Net income..................................     $    1,386    $      404    $      231    $    1,617    $      799
Earnings per share:
   Basic....................................     $     0.06    $     0.02    $     0.01    $     0.07    $     0.03
   Diluted..................................     $     0.05    $     0.02    $     0.01    $     0.06    $     0.03

Pro Forma amounts under fair value method:
Pro Forma stock based employee compensation
   cost, net of related tax.................     $    4,091    $    4,558    $    3,865    $    7,956    $    9,886
Pro forma net income (loss).................     $   (2,705)   $   (4,154)   $   (3,634)   $   (6,339)   $   (9,087)
Pro forma earnings per share:
   Basic....................................     $    (0.11)   $    (0.17)   $    (0.15)   $    (0.26)   $    (0.37)
   Diluted..................................     $    (0.11)   $    (0.17)   $    (0.15)   $    (0.26)   $    (0.37)

     SFAS No. 123 requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option-pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the option's expected life and the price volatility of the underlying stock. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options.


2.   Impact of Recently Issued Accounting Standards

     In January 2003, the FASB issued FIN No. 46 (FIN 46), "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin
(ARB) No. 51, "Consolidated Financial Statements." FIN 46 establishes accounting guidance for consolidation of a variable interest entity (VIE). A VIE is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from the other parties. FIN 46 applies to any business enterprise, either public or private, that has a controlling interest, contractual relationship, or other business relationship with a VIE. FIN 46 provides guidance for determining when an entity, the Primary Beneficiary, should consolidate another entity, a VIE, that functions to support the activities of the Primary Beneficiary. By the third quarter of 2003, corporations must fully consolidate assets and liabilities covered by FIN 46 in their financial statements. Full disclosure, as well as consolidation, if applicable, of any newly created agreements after January 31, 2003, must begin immediately. We believe that we do not currently have any contractual relationship or other business relationship with a VIE and therefore the adoption of FIN 46 will not have any effect on our consolidated financial position or results of operations.

                                ACTEL CORPORATION

3.   Goodwill and Other Acquisition-Related Intangibles

     During 1999 and 2000, we completed the acquisitions of AutoGate Logic, Inc., Prosys Technology, Inc., and GateField Corporation, resulting in a significant amount of goodwill and identified intangible assets. At July 6 and January 5, 2003, we had $32.1 million of net goodwill. At the beginning of 2002, we adopted SFAS No. 142, "Accounting for the Impairment of Disposal of Long-Lived Assets," which addresses the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition. This standard requires that goodwill no longer be amortized, and instead be tested for impairment annually or more frequently if certain events or changes in circumstances indicate that the carrying value may not be recoverable. We completed our annual goodwill impairments tests as of January 5, 2003, and noted no impairment. Our next annual impairment test will be performed in the fourth quarter of 2003. No indicators of impairment have arisen during the three or six months ended July 6, 2003.

     At July 6, 2003, we have definite lived intangible assets arising from prior business acquisitions with a net book value of $5.9 million, which are being amortized on a straight line basis over their estimated lives. In accordance with SFAS No. 144, we recognize impairment losses on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the net book value of those assets. The impairment loss, if any, is measured by comparing the fair value of the asset to its carrying value. Fair value is based on discounted cash flows using present value techniques identified in SFAS No. 144. Currently, there are no indicators of impairment that indicate that fair value is less than the carrying value and would require us to write the asset down to its fair value.

     We made no acquisitions of intangible assets during the second quarter of 2003. Identified intangible assets as of July 6, 2003, consisted of the following:

                                                                                 Gross     Accumulated
                                                                                 Assets    Amortization      Net
                                                                             ------------  ------------  ------------
                                                                                    (unaudited, in thousands)
Acquisition-related developed technology................................     $     11,454  $     (6,398) $      5,056
Other acquisition-related intangibles...................................            2,600        (1,847)          753
Acquired patents........................................................              516          (426)           90
                                                                             ------------  ------------  ------------
         Total identified intangible assets.............................     $     14,570  $     (8,671) $      5,899
                                                                             ============  ============  ============

Identified intangible assets as of January 5, 2003, consisted of the following:


                                                                                 Gross     Accumulated
                                                                                 Assets    Amortization      Net
                                                                             ------------  ------------  ------------
                                                                                    (unaudited, in thousands)
Acquisition-related developed technology................................     $     11,454  $     (5,253) $      6,201
Other acquisition-related intangibles...................................            2,600        (1,681)          919
Acquired patents........................................................              516          (392)          124
                                                                             ------------  ------------  ------------
         Total identified intangible assets.............................     $     14,570  $     (7,326) $      7,244
                                                                             ============  ============  ============

                                ACTEL CORPORATION

     All of our identified intangible assets are subject to amortization. Amortization of identified intangibles included the following:

                                                            Three Months Ended                 Six Months Ended
                                                 --------------------------------------    ------------------------
                                                    Jul. 6,      Jul. 7,       Apr. 6,       Jul. 6,       Jul. 7,
                                                     2003         2002          2003          2003          2002
                                                 ----------    ----------    ----------    ----------    ----------
                                                                      (unaudited, in thousands)
Acquisition-related developed technology....     $      573    $      572    $      572    $    1,145    $    1,144
Other acquisition-related intangibles.......             83            83            83           166           166
Acquired patents............................              7            26            26            33            52
                                                 ----------    ----------    ----------    ----------    ----------
         Total amortization expense.........     $      663    $      681    $      681    $    1,344    $    1,362
                                                 ==========    ==========    ==========    ==========    ==========

Based on the carrying value of identified intangible assets recorded at July 6, 2003, and assuming no subsequent impairment of the underlying assets, the annual amortization expense is expected to be $2.7 million for 2003, $2.7 million for 2004, $1.9 million for 2005, and none thereafter.


4.   Inventories

     Inventories consist of the following:

                                                                                               Jul. 6,      Jul. 7,
                                                                                                2003         2002
                                                                                           ----------      ----------
                                                                                            (unaudited, in thousands)
Inventories:
   Purchased parts and raw materials...................................................    $    3,225      $    4,066
   Work-in-process.....................................................................        23,923          26,484
   Finished goods......................................................................         4,295           4,041
                                                                                           ----------      ----------
                                                                                           $   31,443      $   34,591
                                                                                           ==========      ==========

Inventory is stated at the lower of cost (first-in, first-out) or market (net realizable value). We believe that a certain level of inventory must be carried to maintain an adequate supply of product for customers. This inventory level may vary based upon orders received from customers or internal forecasts of demand for products. Other considerations in determining inventory levels include the stage of products in the product life cycle, design win activity, manufacturing lead times, customer demand, strategic relationships with foundries, and competitive situations in the marketplace. Should any of these factors have a result other than anticipated, inventory levels may be adversely affected.

                                ACTEL CORPORATION

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

5.   Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share in accordance with SFAS No. 128, "Earnings per Share":

                                                            Three Months Ended                 Six Months Ended
                                                 --------------------------------------    ------------------------
                                                    Jul. 6,      Jul. 7,       Apr. 6,       Jul. 6,       Jul. 7,
                                                     2003         2002          2003          2003          2002
                                                 ----------    ----------    ----------    ----------    ----------
                                                          (unaudited, in thousands except per share amounts)
Basic:
Average common shares outstanding.............       24,550        24,382        24,338        24,444        24,276
Shares used in computing net income per share.       24,550        24,382        24,338        24,444        24,276
                                                 ==========    ==========    ==========    ==========    ==========
Net income....................................   $    1,386    $      404    $      231    $    1,617    $      799
                                                 ==========    ==========    ==========    ==========    ==========
Net income per share..........................   $     0.06    $     0.02    $     0.01    $     0.07    $     0.03
                                                 ==========    ==========    ==========    ==========    ==========

Diluted:
Average common shares outstanding.............       24,550        24,382        24,338        24,444        24,276
Net effect of dilutive stock options - based
   on the treasury stock method...............        1,226         1,654           749         1,009         1,400
                                                 ----------    ----------    ----------    ----------    ----------
Shares used in computing net income per share.       25,776        26,036        25,087        25,453        25,676
                                                 ==========    ==========    ==========    ==========    ==========
Net income....................................   $    1,386    $      404    $      231    $    1,617    $      799
                                                 ==========    ==========    ==========    ==========    ==========
Net income per share..........................   $     0.05    $     0.02    $     0.01    $     0.06    $     0.03
                                                 ==========    ==========    ==========    ==========    ==========

                                ACTEL CORPORATION

6.   Comprehensive Income (Loss)

     The components of comprehensive income (loss), net of tax, are as follows:

                                                            Three Months Ended                 Six Months Ended
                                                 --------------------------------------    ------------------------
                                                   Jul. 6,       Jul. 7,       Apr. 6,       Jul. 6,       Jul. 7,
                                                     2003         2002          2003          2003          2002
                                                 ----------    ----------    ----------    ----------    ----------
                                                                      (unaudited, in thousands)
Net income..................................     $    1,386    $      404    $      231    $    1,617    $      799
Unrealized gain (loss) on available-for-sale
   securities...............................            173           383            78           251           (23)
Less reclassification adjustment for gains
   included in net income (loss)............           (165)            2          (167)         (332)          (13)
                                                 ----------    ----------    ----------    ----------    ----------
Other comprehensive income (loss)...........              8           385           (89)          (81)          (36)
                                                 ----------    ----------    ----------    ----------    ----------
Total comprehensive income..................     $    1,394    $      789    $      142    $    1,536    $      763
                                                 ==========    ==========    ==========    ==========    ==========

Accumulated other comprehensive income is presented on the accompanying consolidated condensed balance sheets and consists of the accumulated net unrealized gain (loss) on available-for-sale securities. During the second quarter of 2003, we sold the remaining portion of an investment in a publicly traded equity security, which resulted in a realized gain of $0.1 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Actel Corporation and its consolidated subsidiaries are referred to as "we," "us," or "our." You should read the information in this Quarterly Report on Form 10-Q with the Risk Factors at the end of Part I of our Annual Report on Form 10-K for the year ended January 5, 2003 (2002 Form 10-K). Unless otherwise indicated, the information in this Quarterly Report is given as of August 13, 2003, and we undertake no obligation to update any of the information, including forward-looking statements. {Forward-looking statements made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 are bracketed.} The Risk Factors could cause actual results to differ materially from those projected in the forward-looking statements.

Critical Accounting Policies

     The following discussion and analysis of our financial condition and results of operations is based upon our unaudited consolidated condensed financial statements, which have been prepared in accordance with accounting principles for interim financial statements generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosure of contingent assets and liabilities. The United States Securities and Exchange Commission (SEC) has defined the most critical accounting policies as the ones that are most important to the portrayal of an issuer's financial condition and results of operations and require management to make the most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical policies include: inventories; intangible assets and goodwill; income taxes; and legal matters. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates. We also have other key accounting policies, such as policies for revenue recognition and accounts receivable. These other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or are less likely to have a material impact on our financial condition or results of operations for a given period. For further information regarding all of these policies, as well as the estimates and judgments involved, see our 2002 Form 10-K. We no longer consider impairment of investments in other companies a critical accounting policy because our remaining investments in other companies are not material. There were no other significant changes to critical accounting policies or to the related estimates and judgments involved in applying these policies.

Results of Operations

     Net Revenues

     Net revenues were $36.6 million for the second quarter of 2003, a 7% increase from the first quarter of 2003 and a 7% increase from the second quarter of 2002. Quarterly net revenues increased sequentially due to a 5% increase in the overall average selling price (ASP) of field programmable gate arrays (FPGAs) coupled with a 3% increase in unit shipments of FPGAs. Quarterly net revenues increased from a year ago due to a 13% increase in ASP, which was partially offset by a 5% decrease in unit shipments. Unit volumes and ASP levels fluctuate principally because of changes in the mix of products sold. Actel's product portfolio includes products ranging from devices with lower ASPs, which typically sell in higher volumes, to devices with higher ASPs, which typically sell in lower volumes. The increase in overall ASP for the second quarter of 2003 compared with the first quarter of 2003 and the second quarter of 2002 was driven primarily by increased sales of radiation-tolerant (Rad) products, which have higher ASPs. Unit shipments were lower for the second quarter of 2003 compared with the second quarter of 2002 primarily because we shipped fewer of our lowest ASP products which typically ship in high unit volumes.

     Net revenues were $71.0 million for the first six months of fiscal 2003, an increase of 5% from the first six months of fiscal 2002. Six-month net revenues increased from a year ago due to a 5% increase in unit shipments and a 1% increase in overall ASP. Unit shipments increased across most product families.

     Gross Margin

     Gross margin was 60.2% of net revenues for the second quarter of 2003 compared with 57.1% for the first quarter of 2003 and 62.2% for the second quarter of 2002. Gross margin was 58.7% of net revenues for the first six months of 2003, compared with 61.8% of net revenues for the first six months of 2002. Gross margin for the second quarter of 2003 increased sequentially due to a higher percentage of Rad shipments, which generally carry higher margins. Gross margin for the second quarter of 2003 was also affected by offsetting inventory valuation adjustments, which are material when viewed individually. These adjustments include the favorable effect of $1.1 million for sell through of inventory that was reserved in previous periods which was offset by the unfavorable effect of $1.3 million related to revision of inventory standard costs. Gross margin for the second quarter and first six months of 2003 decreased compared with the second quarter and first six months of 2002 because the second quarter of 2002 included the reversal of an accrual for disputed contractual obligations that was settled for less than originally estimated, which resulted in $0.6 million of additional gross margin. Without the reversal, gross margin for the second quarter of 2002 would have been 1.6% lower. Gross margin for the first six months of 2003 was also affected by increased revenue from new products, which generally carry lower margins than more mature products. Typically, new products are introduced at competitive selling prices and the margins on those products increase over time as costs are reduced.

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

     Research and Development (R&D)

     R&D expenditures were $9.8 million, or 27% of net revenues, for the second quarter of 2003 compared with $9.5 million, or 28% of net revenues, for the first quarter of 2003 and $9.9 million, or 29% of revenues, for the second quarter of 2002. R&D expenditures were $19.4 million, or 27% of net revenues, for the first six months of 2003 compared with $19.6 million, or 29% of net revenues, for the first six months of 2002. R&D spending for the second quarter of 2003 increased sequentially due to an increase in expenses for consultants working on new product development and expenses related to patent registration. R&D spending for the first six months of 2003 decreased from 2002 because R&D spending on the development of the BridgeFPGA product was placed on hold during the third quarter of 2002 and has not resumed.

     Selling, General, and Administrative (SG&A)

     SG&A expenses were $11.1 million, or 30% of net revenues, for the second quarter of 2003 compared with $11.0 million, or 32% of net revenues, for the first quarter of 2003 and $11.0 million, or 32% of net revenues, for the second quarter of 2002. SG&A expenses were $22.1 million, or 31% of net revenues, for the first six months of 2003 compared with $21.7 million, or 32% of net revenues, for the first six months of fiscal 2002. SG&A spending for the second quarter and first six months of 2003 was higher than previous periods because of increased selling expenses associated with increased revenue, spending related to a special meeting of shareholders during the second quarter of 2003, and spending related to documentation of compliance with the requirements of the Sarbanes-Oxley Act of 2002.

     Amortization of Acquisition-Related Intangibles and Expenses

     Amortization of acquisition-related intangibles and expenses was $0.7 million for all periods presented. Due to the implementation of Statement of Financial Accounting Standards (SFAS) No. 142 in the first quarter of 2002, the amortization of goodwill was eliminated. See Note 3 of Notes to Unaudited Consolidated Condensed Financial Statements for further discussion of SFAS Nos. 142 and 144.

     Interest Income and Other, Net

     Interest income and other, net was $0.7 million for the second quarter of 2003 compared with $1.0 million for the first quarter of 2003 and $1.8 million for the second quarter of 2002. Interest income and other, net was $1.8 million for the first six months of 2003 compared with $3.3 million for the first six months of 2002. The quarterly and six-month decreases were due to lower interest rates available in the market and lower gains realized on our short-term investments.

     Losses on Sales and Write-Downs of Equity Investments

     We sold our remaining investment in a publicly traded equity security for a gain of $0.1 million during the second quarter of 2003, compared with no losses on sales and write-downs of equity investments for the first quarter of 2003 and $1.0 million of losses on sales and write-downs for the second quarter of 2002. At July 6, 2003, we had $0.1 million of strategic investments in other companies.

     Tax (Benefit) Provision

     The tax benefit was $0.1 million for the second quarter of 2003 compared with $0.9 million for the first quarter of 2003 and a tax provision of $0.2 million for the second quarter of 2002. The change in position from tax provision to tax benefit during these periods was primarily due to taxable income and R&D tax credits. For the second quarter of 2003, the $0.1 million tax benefit was comprised of tax credits generated by R&D spending during the quarter that more than offset the tax expense associated with a pre-tax profit of $1.2 million. For the first quarter of 2003, the tax benefit was comprised of tax credits generated by R&D spending combined with the tax benefit associated a pre-tax loss of $0.6 million. The tax provision recorded for the second quarter of 2002 was based on the expectation of higher taxable income for the full year than was actually achieved. During the third quarter of 2002, the expectation for annual results was revised and a cumulative adjustment was recorded to bring the net tax position for that year to date into a credit position.

     Our tax position is based on the estimated annual tax rate in compliance with SFAS No. 109, "Accounting for Income Taxes." Significant components affecting the effective tax rate include federal R&D credits, income from tax-exempt securities, the state composite rate, and recognition of certain deferred tax assets subject to valuation allowances.

Liquidity and Capital Resources

     Actel's cash, cash equivalents, and short-term investments were $141.6 million at the end of the second quarter of 2003 compared with $133.8 million at the beginning of the year.

     Cash provided by operating activities was $6.9 million for the first six months of 2003 compared with $3.0 million provided for the first six months of 2002. The increase in cash provided by operations resulted primarily from an income tax refund of $5.0 million for taxes paid in prior years based on a carry back of net operating losses generated in 2001. Net income for the first six months of 2003 also provided $0.8 more cash from operations than for the first six months of 2002. These increases in cash generated from operations were offset by higher cash used for reduction of our accounts payable, accrued salaries and employee benefits, and other accrued liabilities during the first six months of 2003 compared with the first six months of 2002.

     Capital expenditures were $4.5 million for the first six months of 2003 compared with $3.7 million for the first six months of 2002. Sales of common stock under employee stock plans provided $5.4 million of cash for the first six months of 2003 compared with $5.1 million for the first six months of 2002.

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

Factors Affecting Future Operating Results

     Our operating results are subject to general economic conditions and a variety of risks characteristic of the semiconductor industry (including booking and shipment uncertainties, wafer supply fluctuations, and price erosion) or specific to us, any of which could cause our operating results to differ materially from past results. See the Risk Factors set forth at the end of Part I of our 2002 Annual Report, which are incorporated herein by this reference.

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

     At July 6, 2003, we had a net deferred tax asset of $39.1 million after consideration of deferred tax liabilities and a valuation allowance. In order to fully utilize the $39.1 million of deferred tax assets, taxable income in the amount of approximately $130 million must be earned in future periods. For proper valuation of deferred tax assets under SFAS No. 109 in situations where a company has incurred a three-year cumulative loss before taxes in recent years, significant negative evidence is considered to exist in the evaluation of the company's ability to generate future taxable income. In evaluating positive evidence available, expectations of future taxable income on an extended time horizon are rarely sufficient to overcome the negative evidence of recent cumulative losses. Failure to achieve positive taxable income in 2003 would result in a cumulative three year loss before tax, which would result in significant negative evidence under SFAS No. 109 regarding the realizability of our of net deferred tax assets. This would probably result in additional tax provisions being recorded on the income statement in 2003, thereby reducing net income. Factors that may affect our ability to achieve sufficient forecasted taxable income include, but are not limited to, increased competition, a decline in sales or margins, loss of market share, delays in product availability, and technological obsolescence.

Additional Quarterly Information

     The following table presents certain unaudited quarterly results for each of the eight quarters in the period ended July 6, 2003. In our opinion, all necessary adjustments (consisting only of normal recurring accruals) have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with our audited consolidated condensed financial statements and notes thereto included in our 2002 Form 10-K. However, these quarterly operating results are not indicative of the results for any future period.

                                                                      Three Months Ended
                                  ---------------------------------------------------------------------------------------------
                                   Jul. 6,     Apr. 6,     Jan. 5,     Oct. 6,     Jul. 7,     Apr. 7,     Jan. 6,     Sep. 30,
                                    2003        2003        2003        2002        2002        2002        2002         2001
                                  ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
                                                        (unaudited, in thousands except per share amounts)
Statements of Operations Data:
Net revenues....................  $  36,609   $  34,341   $  34,103   $  32,912   $  34,293   $  33,060   $  32,059   $  32,006
Gross profit....................     22,025      19,612      20,591      19,229      21,337      20,276      19,567      16,734
Income (loss) from operations...        441      (1,614)       (951)     (1,587)       (282)       (853)     (4,086)     (6,188)
Net income (loss)...............      1,386         231      (1,831)      1,107         404         395      (2,531)     (2,334)
Net income (loss) per share:
   Basic........................  $    0.06   $    0.01   $   (0.08)   $   0.05   $    0.02   $    0.02   $   (0.11)   $  (0.10)
                                  =========   =========   =========    ========   =========   =========   =========    ========
   Diluted......................  $    0.05   $    0.01   $   (0.08)   $   0.04   $    0.02   $    0.02   $   (0.11)   $  (0.10)
                                  =========   =========   =========    ========   =========   =========   =========    ========
Shares used in computing net
   income (loss) per share:
   Basic........................     24,550      24,338      24,126      24,531      24,382      24,170      23,987      23,852
                                  =========   =========   =========    ========   =========   =========   =========    ========
   Diluted......................     25,776      25,087      24,126      24,959      26,036      25,388      23,987      23,852
                                  =========   =========   =========    ========   =========   =========   =========    ========

                                                                      Three Months Ended
                                  ---------------------------------------------------------------------------------------------
                                   Jul. 6,     Apr. 6,     Jan. 5,     Oct. 6,     Jul. 7,     Apr. 7,     Jan. 6,     Sep. 30,
                                    2003        2003        2003        2002        2002        2002        2002         2001
                                  ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
As a Percentage of Net Revenues:
Net revenues....................    100.0%      100.0%      100.0%      100.0%      100.0%      100.0%      100.0%      100.0%
Gross profit....................     60.2        57.1        60.4        58.4        62.2        61.3        61.0        52.3
Income (loss) from operations...      1.2        (4.7)       (2.8)       (4.8)       (0.8)       (2.6)      (12.7)      (19.3)
Net income (loss)...............      3.8         0.7        (5.4)        3.4         1.2         1.2        (7.9)       (7.3)


Item 3. Quantitative and Qualitative Disclosures About Market Risk

     As of July 6, 2003, our investment portfolio (other than strategic investments) consisted primarily of corporate bonds, floating rate notes, and federal and municipal obligations. The principal objectives of our investment activities are to preserve principal, meet liquidity needs, and maximize yields. To meet these objectives, we only invest in high credit quality debt securities with average maturities of less than two years. We also limit the percentage of total investments that may be invested in any one issuer. Corporate investments as a group are also limited to a maximum percentage of our investment portfolio.

     We are exposed to financial market risks, including changes in interest rates and marketable equity security prices. All of the potential changes noted below are based on sensitivity analysis performed on our financial position and expected operating levels at July 6, 2003. Actual results may differ materially.

     Our investments are subject to interest rate risk. An increase in interest rates could subject us to a decline in the market value of our investments. These risks are mitigated by our ability to hold these investments to maturity. A hypothetical 100 basis point increase in interest rates would result in a reduction of approximately $1.2 million in the fair value of our available-for-sale securities held at July 6, 2003.

Item 4. Controls and Procedures

Quarterly Evaluation of Our Disclosure Controls and Internal Controls

     Our management evaluated, with the participation of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), the effectiveness of our "disclosure controls and procedures" (Disclosure Controls) and our "internal control over financial reporting" (Internal Control) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation (the Controls Evaluation), our CEO and our CFO have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (SEC) rules and forms.

CEO and CFO Certifications

     There are "Certifications" of the CEO and the CFO filed as Exhibit 31 to this Quarterly Report on Form 10-Q. The Certifications (Rule 13a-14 Certifications) are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934 (Exchange Act). This Controls and Procedures section of the Quarterly Report includes the information concerning the Controls Evaluation referred to in the Rule 13a-14 Certifications and it should be read in conjunction with the Rule 13a-14 Certifications for a more complete understanding of the topics presented.

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

     There was no change in our Internal Controls that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                          PART II -- OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     The 2003 Annual Meeting of Shareholders of Actel was held on May 23, 2003. At the Annual Meeting, Actel shareholders (i) elected directors to serve until the next Annual Meeting of Shareholders and until their successors are elected,
(ii) approved Actel's Amended and Restated 1993 Employee Stock Purchase Plan, and (iii) ratified the appointment of Ernst & Young LLP as Actel's independent auditors for the fiscal year ending January 4, 2004. Shareholders did not approve Actel's Amended and Restated 1993 Directors' Stock Option Plan.

     The vote on election of directors was as follows:

          Nominee                        For                     Withheld
----------------------------   ------------------------   ----------------------
John C. East................          21,543,935                1,495,250
James R. Fiebiger...........          22,585,358                  453,827
Jos C. Henkens..............          21,610,317                1,428,868
Jacob S. Jacobsson..........          21,648,667                1,390,518
Henry L. Perret.............          21,510,201                1,528,984
Robert G. Spencer...........          22,624,458                  414,727

The vote on approval of Actel's Amended and Restated 1993 Employee Stock Purchase Plan was as follows:


      For               Against              Abstain            Broker Non-Vote
---------------     ---------------      ---------------        ---------------
  18,129,430           2,338,207             14,187                2,557,361

The vote on approval of Actel's Amended and Restated 1993 Directors' Stock Option Plan was as follows:


      For               Against              Abstain            Broker Non-Vote
---------------     ---------------      ---------------        ---------------
    9,252,030         11,195,513              34,281               2,557,361

The vote on ratification of the appointment of Ernst & Young LLP was as follows:


      For                    Against                     Abstain
---------------          ---------------             ----------------
   22,215,900                814,341                      8,944

     At a meeting held immediately after the 2003 Annual Meeting of Shareholders, our Board of Directors approved the 2003 Director Stock Option Plan and called a Special Meeting of Shareholders to seek approval of the Plan. The 2003 Director Stock Option Plan included several material changes to the Amended and Restated 1993 Directors' Stock Option Plan (which had not been approved by shareholders at the 2003 Annual Meeting) intended to make the 2003 Director Plan acceptable to more shareholders. The Special Meeting was held on June 27, 2003. At the Special Meeting, Actel shareholders approved the 2003 Director Stock Option Plan. The vote on approval of Actel's 2003 Director Stock Option Plan was as follows:


       For                    Against                     Abstain
---------------          ---------------             ----------------
  11,441,629               10,890,250                      21,582


Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

 Exhibit Number                          Description
-----------------   ------------------------------------------------------------

      31 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K

     On July 23, 2003, we announced our financial results for the quarter ended July 6, 2003. The full text of the press release issued in connection with the announcement was attached as Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on July 23, 2003.


                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                     ACTEL CORPORATION




         Date: August 13, 2003                      /s/ Jon A. Anderson
                                          -------------------------------------
                                                      Jon A. Anderson
                                                 Vice President of Finance
                                                and Chief Financial Officer
                                              (as principal financial officer
                                                and on behalf of Registrant)