Form 10-Q
period 2003-10-05
ACTEL CORP
filed 2003-11-19
CIK 907687

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                     --------------------------------------

                                    FORM 10-Q

(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 5, 2003

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-21970

                     --------------------------------------

                                ACTEL CORPORATION
             (Exact name of Registrant as specified in its charter)

        California                                           77-0097724
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

       2061 Stierlin Court
     Mountain View, California                               94043-4655
(Address of principal executive offices)                     (Zip Code)

                                 (650) 318-4200
              (Registrant's telephone number, including area code)

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

     Number of shares of Common  Stock  outstanding  as of  November  18,  2003:
25,356,520.

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

                                ACTEL CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
               (unaudited, in thousands, except per share amounts)



                                                             Three Months Ended                 Nine Months Ended
                                                   --------------------------------------    ------------------------
                                                     Oct. 5,       Oct. 6,       Jul. 6,       Oct. 5,       Oct. 6,
                                                      2003          2002          2003          2003          2002
                                                   ----------    ----------    ----------    ----------    ----------
Net revenues...................................    $   38,405    $   32,912    $   36,609    $  109,355    $  100,265
Costs and expenses:
   Cost of revenues............................        15,086        13,683        14,584        44,399        39,423
   Research and development....................        10,234         9,575         9,851        29,598        29,214
   Selling, general, and administrative........        10,457        10,560        11,070        32,559        32,307
   Amortization of acquisition-related
     intangibles...............................           663           681           663         2,007         2,043
                                                   ----------    ----------    ----------    ----------    ----------
         Total costs and expenses..............        36,440        34,499        36,168       108,563       102,987
                                                   ----------    ----------    ----------    ----------    ----------
Income (loss) from operations..................         1,965        (1,587)          441           792        (2,722)
Interest income and other, net of expense......           754         1,371           724         2,470         4,672
Gain (loss) on sales and write-downs of
   equity investments..........................             -             -            91            91        (1,133)
                                                   ----------    ----------    ----------    ----------    ----------

Income (loss) before tax (benefit) provision...         2,719          (216)        1,256         3,353           817
Tax (benefit) provision........................           436        (1,323)         (130)         (547)       (1,089)
                                                   ----------    ----------    ----------    ----------    ----------
Net income.....................................    $    2,283    $    1,107    $    1,386    $    3,900    $    1,906
                                                   ==========    ==========    ==========    ==========    ==========
Net income per share:
   Basic.......................................    $     0.09    $     0.05    $     0.06    $     0.16    $     0.08
                                                   ==========    ==========    ==========    ==========    ==========
   Diluted.....................................    $     0.08    $     0.04    $     0.05    $     0.15    $     0.08
                                                   ==========    ==========    ==========    ==========    ==========
Shares used in computing net income per share:
   Basic.......................................        25,005        24,531        24,550        24,631        24,361
                                                   ==========    ==========    ==========    ==========    ==========
   Diluted.....................................        27,101        24,959        25,776        25,974        25,399
                                                   ==========    ==========    ==========    ==========    ==========








       See Notes to Unaudited Consolidated Condensed Financial Statements

                                ACTEL CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)


                                                                                               Oct.5,        Jan.5,
                                                                                                2003         2003*
                                                                                            -----------    ----------
                                                                                            (unaudited)
                                                       ASSETS
Current assets:
   Cash and cash equivalents...........................................................      $   15,526    $   18,207
   Short-term investments..............................................................         133,579       115,622
   Accounts receivable, net............................................................          14,819        17,615
   Inventories, net....................................................................          33,318        34,591
   Deferred income taxes...............................................................          23,654        28,054
   Prepaid expenses and other current assets...........................................           4,895         4,968
                                                                                             ----------    ----------
         Total current assets..........................................................         225,791       219,057
Property and equipment, net............................................................          18,188        16,204
Goodwill, net..........................................................................          32,142        32,142
Other assets, net......................................................................          25,443        25,918
                                                                                             ----------    ----------
                                                                                             $  301,564    $  293,321
                                                                                             ==========    ==========

                                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable....................................................................      $    8,316    $   11,500
   Accrued salaries and employee benefits..............................................           5,072         7,280
   Other accrued liabilities...........................................................           3,515         3,879
   Deferred income on shipments to distributors........................................          21,526        26,459
                                                                                             ----------    ----------
         Total current liabilities.....................................................          38,429        49,118
Deferred compensation plan liability...................................................           2,433         1,889
Deferred rent liability................................................................             625             -
                                                                                             ----------    ----------
         Total liabilities.............................................................          41,487        51,007
Commitments and contingencies
Shareholders' equity:
   Common stock........................................................................              25            24
   Additional paid-in capital..........................................................         182,426       168,428
   Retained earnings ..................................................................          77,190        73,290
   Unearned compensation cost .........................................................             (78)         (179)
   Accumulated other comprehensive income .............................................             514           751
                                                                                             ----------    ----------
         Total shareholders' equity....................................................         260,077       242,314
                                                                                             ----------    ----------
                                                                                             $  301,564    $  293,321
                                                                                             ==========    ==========

* Derived from the consolidated audited financial statements included in our report on Form 10-K for the fiscal year ended January 5, 2003.



       See Notes to Unaudited Consolidated Condensed Financial Statements

                                ACTEL CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                                                                Nine Months Ended
                                                                                             ------------------------
                                                                                               Oct. 5,       Oct. 6,
                                                                                                2003          2002
                                                                                             ----------    ----------
Operating activities:
    Net income.........................................................................      $    3,900    $    1,906
    Adjustments to reconcile net income to net cash provided by  operating activities:
       Depreciation and amortization...................................................           7,594         7,520
       Amortization of deferred compensation...........................................             101           101
       Changes in operating assets and liabilities:
          Accounts receivable..........................................................           2,796        (2,908)
          Inventories..................................................................           1,273           882
          Income tax receivable........................................................           4,944           129
          Prepaid expenses and other current assets....................................            (519)         (540)
          Accounts payable, accrued salaries and employee benefits, and other accrued
              liabilities..............................................................          (5,977)       (4,933)
          Deferred income on shipments to distributors.................................          (4,933)          185
                                                                                             ----------    ----------
    Net cash provided by operating activities..........................................           9,179         2,342
Investing activities:
    Purchases of property and equipment................................................          (7,571)       (6,286)
    Purchases of available-for-sale securities.........................................        (126,789)     (128,899)
    Sales and maturities of available for sale securities..............................         108,438       129,203
    Changes in other long term assets..................................................              64           606
                                                                                             ----------    ----------
    Net cash used in investing activities..............................................         (25,858)       (5,376)
Financing activities:
    Repurchases of common stock........................................................               -        (3,334)
    Issuance of common stock issuance under employee stock plans.......................          13,998         7,036
                                                                                             ----------    ----------
    Net cash provided by financing activities..........................................          13,998         3,702
Net increase (decrease) in cash and cash equivalents...................................          (2,681)          668
                                                                                             ----------    ----------
Cash and cash equivalents, beginning of period.........................................          18,207         7,912
                                                                                             ----------    ----------
Cash and cash equivalents, end of period...............................................      $   15,526    $    8,580
                                                                                             ==========    ==========
Supplemental disclosures of cash flow information and non-cash investing and financing activities:
Cash received during the period for taxes, net.........................................      $    4,622    $      275







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

     Actel Corporation and its consolidated subsidiaries are referred to as "we," "us," or "our." Management's Discussion and Analysis of Financial
Condition and Results of Operations is based upon our unaudited consolidated condensed financial statements, which have been prepared in accordance with accounting principles for interim financial statements generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosure of contingent assets and liabilities. The United States Securities and Exchange Commission (SEC) has defined the most critical accounting policies as those that are most important to the portrayal of an issuer's financial condition and results of operations and require management to make the most difficult and subjective judgments, often as a result of the need to make estimates on matters that are inherently uncertain. Based upon this definition, our most critical policies currently include: inventories; intangible assets; goodwill; income taxes; and legal matters. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates. We also have other key accounting policies, such as policies for revenue recognition and accounts receivable. These other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or are less likely to have a material impact on our financial condition or results of operations for a given period. For further information regarding all of these policies, as well as the estimates and judgments involved, see our Annual Report on Form 10-K for the year ended January 5, 2003 (2002 Form 10-K).

     We have updated our critical accounting policy related to inventories during the quarter ended October 5, 2003. During the third quarter of fiscal year 2003 we modified inventory valuation policies to properly account for last time buy type inventory purchases. During the third quarter of 2003, we made a last time buy of certain inventory from one of our wafer suppliers for approximately $1.0 million. We plan to make additional last time buys from this and another wafer supplier in the fourth quarter of 2003. These last time buys are being made because these wafer suppliers are shutting down the fabrication facilities used to produce these products (migrating to more modern manufacturing processes) and we would not have enough product to continue to support our customers for the foreseeable future without making large last time buys from these suppliers. As this inventory was not acquired to meet the current demand, we did not believe the application of our current inventory write down policy was appropriate, and a discrete write down policy was established for inventory purchased in last time buy transactions. These unique transactions and the related inventory are excluded from the standard excess and obsolescence write down policy that is discussed in our 2002 Form 10-K.
Inventory purchased in last time buy transactions will be evaluated on an ongoing basis for indications of excess or obsolescence based on rates of actual sell through; expected future demand for those products; and any other qualitative factors that may indicate the existence of excess or obsolete inventory.

     Beginning in the second quarter of 2003, we no longer consider our policy related to impairment of investments in other companies to be a critical accounting policy because our investments in other companies are not material.

                                ACTEL CORPORATION

     No other significant changes to critical accounting policies or to the related estimates and judgments involved in applying these policies have been made since January 4, 2003.

     The unaudited consolidated condensed financial statements include our accounts and the accounts of our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated on consolidation. The interim financial statements should be read in conjunction with the audited financial statements included in our 2002 Form 10-K. The results of operations for the quarter or nine months ended October 5, 2003, are not necessarily indicative of results that may be expected for the entire fiscal year, which ends January 4, 2004.

     Stock Based Compensation

     In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure an Amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for companies making a voluntary change to fair value-based accounting for stock-based employee compensation. We continue to account for our stock option plans under the intrinsic value recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related FASB Interpretations (FINs). Effective for interim periods beginning after December 15, 2002, SFAS No. 148 also requires disclosure of pro-forma results on a quarterly basis as if the company had applied the fair value recognition provisions of SFAS No. 123.

     As the exercise price of all options granted under our stock option plans was equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost, other than acquisition-related compensation, is recognized in net income. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, as amended, to options granted under our stock option plans and Employee Stock Purchase Plan. For purposes of this pro-forma disclosure, the estimated value of the options is amortized ratably to expense over the options' vesting periods. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.

                                ACTEL CORPORATION

        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The  pro forma information is as follows:

                                                            Three Months Ended                 Nine Months Ended
                                                   --------------------------------------    ------------------------
                                                     Oct. 5,       Oct. 6,       Jul. 6,       Oct. 5,       Oct. 6,
                                                      2003          2002          2003          2003          2002
                                                   ----------    ----------    ----------    ----------    ----------
                                                          (unaudited, in thousands except per share amounts)
Reported amounts under intrinsic value method:
Stock based employee compensation cost,
   net of related tax, included in net income.     $       34    $       34    $       33    $      101    $      101
Net income....................................     $    2,283    $    1,107    $    1,386    $    3,900    $    1,906
Earnings per share:
   Basic......................................     $     0.09    $     0.05    $     0.06    $     0.16    $     0.08
   Diluted....................................     $     0.08    $     0.04    $     0.05    $     0.15    $     0.08

Pro Forma amounts under fair value method:
Pro Forma stock based employee compensation
   cost, net of related tax...................     $    2,017    $    4,747    $    3,466    $    9,062    $   13,142
Pro forma net income (loss)...................     $      266    $   (3,640)   $   (2,080)   $   (5,162)   $  (11,236)
Pro forma earnings per share:
   Basic......................................     $     0.01    $    (0.15)   $    (0.08)   $    (0.21)   $    (0.46)
   Diluted....................................     $     0.01    $    (0.15)   $    (0.08)   $    (0.21)   $    (0.46)



     The pro forma information for the quarter ended July 6, 2003, has been adjusted to reflect the correction of previously calculated pro forma tax benefits from non qualified stock options and pro forma compensation cost related to our employee stock purchase plan. The adjustments resulted in pro forma net loss for the quarter of $(0.08) per basic and diluted share, compared with the previously reported pro forma net loss of $(0.11) per basic and diluted share. Applying the corrections to the amounts previously calculated for the 2001 and 2002 fiscal years, pro forma net loss was reduced by $2.9 million for 2001 and by $1.9 million for 2002. This results in pro forma net loss of $(0.71) per basic and diluted share for 2001 and $(0.72) per basic and diluted share for 2002. The previously reported pro forma net loss was $(0.83) per basic and diluted share for 2001 and $(0.80) per basic and diluted share for 2002. The corrections are limited to footnote disclosure under SFAS Nos. 123 and 148 of non-cash pro forma compensation expense and do not change or have any impact on our historically reported statements of income, balance sheets, or statements of cash flows.

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

                                ACTEL CORPORATION

2.   Impact of Recently Issued Accounting Standards

     In January 2003, the Financial Accounting Standards Board (FASB) issued FIN No. 46, "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements." FIN No. 46 establishes accounting guidance for consolidation of a variable interest entity (VIE). A VIE is an entity in which the voting equity investors do not have a controlling financial interest, or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from the other parties. FIN No. 46 applies to any business enterprise, either public or private, that has a controlling interest, contractual relationship, or other business relationship with a VIE. FIN No. 46 provides guidance for determining when an entity, the Primary Beneficiary, should consolidate another entity, a VIE that functions to support the activities of the Primary Beneficiary. For arrangements entered into with VIEs created prior to January 31, 2003, the provisions of FIN 46 were originally effective as of the beginning of the three months ended September 27, 2003, however, the FASB subsequently delayed the effective date of this provision until the first interim or annual period ending after December 15, 2003. The provisions of FIN 46 were effective immediately for all arrangements entered into with new VIEs created after January 31, 2003. We believe that we do not currently have any contractual relationship or other business relationship with a VIE entered into after January 31, 2003 and therefore the adoption of FIN No. 46 will not have any effect on our consolidated financial position or results of operations when fully adopted.

     In May, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 requires that certain financial instruments which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We believe that we do not currently have any financial instruments that would be subject to the provisions of SFAS No. 150 and therefore the adoption of SFAS No. 150 will not have any effect on our consolidated financial position or results of operations.

3.   Goodwill and Other Acquisition-Related Intangibles

     During 1999 and 2000, we completed the acquisitions of AutoGate Logic, Inc.
(AGL), Prosys Technology, Inc., and GateField Corporation (GateField), resulting in a significant amount of goodwill and identified intangible assets. At October 5 and January 5, 2003, we had $32.1 million of net goodwill. At the beginning of 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition. This standard requires that goodwill no longer be amortized, and instead be tested for impairment annually or more frequently if certain events or changes in circumstances indicate that the carrying value may not be recoverable. We completed our annual goodwill impairments tests as of January 5, 2003, and noted no impairment. Our next annual impairment test will be performed in the fourth quarter of 2003. No indicators of impairment were present during the three and nine months ended October 5, 2003.

                                ACTEL CORPORATION

     At October 5, 2003, we have definite lived intangible assets arising from our acquisitions of AGL, Prosys Technology, Inc., and GateField with a net book value of $5.2 million, which are being amortized on a straight line basis over their estimated lives. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we recognize impairment losses on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the net book value of those assets. The impairment loss, if any, is measured by comparing the fair value of the asset to its carrying value. Fair value is based on discounted cash flows using present value techniques identified in SFAS No. 144. No indicators of impairment were present during the three months ended October 5, 2003.

     We made no acquisitions of intangible assets during the third quarter of 2003. Identified intangible assets as of October 5, 2003, consisted of the following:

                                                                                 Gross        Accumulated
                                                                                 Assets      Amortization        Net
                                                                               -----------   -------------   -----------
                                                                                      (unaudited, in thousands)
Acquisition-related developed technology................................        $   11,454    $     (6,970)  $     4,484
Other acquisition-related intangibles...................................             2,600          (1,931)          669
Acquired patents........................................................               516            (432)           84
                                                                               -----------    ------------   -----------
         Total identified intangible assets.............................        $   14,570    $     (9,333)  $     5,237
                                                                               ===========    ============   ===========

Identified intangible assets as of January 5, 2003, consisted of the following:

                                                                                 Gross        Accumulated
                                                                                 Assets      Amortization        Net
                                                                               -----------   -------------   -----------
                                                                                      (unaudited, in thousands)
Acquisition-related developed technology................................       $    11,454   $      (5,253)  $    6,201
Other acquisition-related intangibles...................................             2,600          (1,681)         919
Acquired patents........................................................               516            (392)         124
                                                                               -----------    ------------   -----------
         Total identified intangible assets.............................       $    14,570    $     (7,326)  $    7,244
                                                                               ===========    ============   ===========

         All of our identified intangible assets are subject to amortization. Amortization of identified intangibles included the following:


                                                             Three Months Ended                 Nine Months Ended
                                                   --------------------------------------    ------------------------
                                                     Oct. 5,       Oct. 6,       Jul. 6,       Oct. 5,       Oct. 6,
                                                      2003          2002          2003          2003          2002
                                                   ----------    ----------    ----------    ----------    ----------
                                                                      (unaudited, in thousands)
Acquisition-related developed technology....       $      573    $      572    $      573    $    1,717    $    1,716
Other acquisition-related intangibles.......               83            83            83           250           249
Acquired patents............................                7            26             7            40            78
                                                   ----------    ----------    ----------    ----------    ----------
         Total amortization expense.........       $      663    $      681    $      663    $    2,007    $    2,043
                                                   ==========    ==========    ==========    ==========    ==========

Based on the carrying value of identified intangible assets recorded at October 5, 2003, and assuming no subsequent impairment of the underlying assets or acquisition of other identified intangible assets, the annual amortization expense is expected to be $2.7 million for 2003, $2.7 million for 2004, $1.9 million for 2005, and none thereafter.

                                ACTEL CORPORATION

4.   Inventories

     Inventories consist of the following:



                                                                                              Oct. 5,       Jan. 5,
                                                                                               2003          2003
                                                                                             ----------    ----------
                                                                                                 (in thousands)
Inventories:                                                                                 (unaudited)
   Purchased parts and raw materials...................................................      $    4,319    $    4,066
   Work-in-process.....................................................................          24,681        26,484
   Finished goods......................................................................           4,318         4,041
                                                                                             ----------    ----------
                                                                                             $   33,318    $   34,591
                                                                                             ==========    ==========

Inventory is stated at the lower of cost (first-in, first-out) or market (net realizable value). We believe that a certain level of inventory must be carried to maintain an adequate supply of product for customers. This inventory level may vary based upon orders received from customers or internal forecasts of demand for products. Other considerations in determining inventory levels include the stage of products in the product life cycle, design win activity, manufacturing lead times, customer demand, strategic relationships with foundries, "last time buy" inventory purchases, and competitive situations in the marketplace. Should any of these factors have a result other than anticipated, inventory levels and gross margins may be adversely affected.


We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future demand and market conditions. To address this difficult, subjective, and complex area of judgment, we apply a methodology that includes assumptions and estimates to arrive at the net realizable value. First, we identify any inventory that has been previously reserved in prior periods. This inventory remains reserved until sold, destroyed, or otherwise dispositioned. Second, our quality assurance personnel examine inventory line items that may have some form of obsolescence due to non-conformance with electrical or mechanical standards. Third, we assess the inventory not otherwise identified to be reserved against product history and forecasted demand, typically nine months. Finally, the result of this methodology is analyzed by us in light of the product life cycle, design win activity, and competitive situations in the marketplace to derive an outlook for consumption of the inventory and the appropriateness of the resulting inventory levels. If actual future demand or market conditions are less favorable than those we have projected, additional inventory write-downs may be required.

                                ACTEL CORPORATION

5.   Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share in accordance with SFAS No. 128, "Earnings per Share":

                                                            Three Months Ended                 Nine Months Ended
                                                   --------------------------------------    ------------------------
                                                     Oct. 5,       Oct. 6,       Jul. 6,       Oct. 5,       Oct. 6,
                                                      2003          2002          2003          2003          2002
                                                   ----------    ----------    ----------    ----------    ----------
                                                          (unaudited, in thousands except per share amounts)
Basic:
Average common shares outstanding...........           25,005        24,531        24,550        24,631        24,361
Shares used in computing net income per
 share......................................           25,005        24,531        24,550        24,631        24,361
                                                   ==========    ==========    ==========    ==========    ==========
Net income..................................       $    2,283    $    1,107    $    1,386    $    3,900    $    1,906
                                                   ==========    ==========    ==========    ==========    ==========
Net income per share........................       $     0.09    $     0.05    $     0.06    $     0.16    $     0.08
                                                   ==========    ==========    ==========    ==========    ==========
Diluted:
Average common shares outstanding...........           25,005        24,531        24,550        24,631        24,361
Net effect of dilutive stock options - based
   on the treasury stock method.............            2,096           428         1,226         1,343         1,038
                                                   ----------    ----------    ----------    ----------    ----------
Shares used in computing net income per
 share......................................           27,101        24,959        25,776        25,974        25,399
                                                   ==========    ==========    ==========    ==========    ==========
Net income..................................       $    2,283    $    1,107    $    1,386    $    3,900    $    1,906
                                                   ==========    ==========    ==========    ==========    ==========
Net income per share........................       $     0.08    $     0.04    $     0.05    $     0.15    $     0.08
                                                   ==========    ==========    ==========    ==========    ==========

                                ACTEL CORPORATION

6.   Comprehensive Income (Loss)

     The components of comprehensive income (loss), net of tax, are as follows:

                                                            Three Months Ended                 Nine Months Ended
                                                   --------------------------------------    ------------------------
                                                     Oct. 5,       Oct. 6,       Jul. 6,       Oct. 5,       Oct. 6,
                                                      2003          2002          2003          2003          2002
                                                   ----------    ----------    ----------    ----------    ----------
                                                                      (unaudited, in thousands)
Net income..................................       $    2,283    $    1,107    $    1,386    $    3,900    $    1,906

Change in unrealized gain (loss) on
   available-for-sale securities............             (109)           71           173           143            48
Less reclassification adjustment for gains
   included in net income (loss) due to sales
   of available-for-sale securities.........              (48)         (229)         (165)         (380)         (242)
                                                   ----------    ----------    ----------    ----------    ----------
Other comprehensive income (loss)...........             (157)         (158)            8          (237)         (194)
                                                   ----------    ----------    ----------    ----------    ----------
Total comprehensive income..................       $    2,126    $      949    $    1,394    $    3,663    $    1,712
                                                   ==========    ==========    ==========    ==========    ==========

Accumulated  other  comprehensive   income  is  presented  on  the  accompanying
consolidated condensed balance sheets and consists of the accumulated net unrealized gain (loss) on available-for-sale securities.


7.   Income Taxes

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

     At October 5, 2003, we had a net deferred tax asset of $39.0 million after consideration of deferred tax liabilities and a valuation allowance. In order to fully utilize the $39.0 million of deferred tax assets, taxable income in the amount of approximately $130 million must be earned in future periods. For proper valuation of deferred tax assets under SFAS No. 109, significant negative evidence is considered to exist regarding a company's ability to generate future taxable income when the company has incurred a three-year cumulative loss. We have incurred a cumulative operating loss for the past two fiscal years, but are currently profitable for 2003 through the nine months ended October 5, 2003. At October 5, 2003, we believe the deferred tax asset is realizable and appropriately stated. We will complete our formal realizability analysis during the fourth quarter of 2003. The results of this analysis could result in the need to record additional valuation allowance, which would have an adverse impact on our consolidated financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Actel Corporation and its consolidated subsidiaries are referred to as "we," "us," or "our." You should read the information in this Quarterly Report on Form 10-Q with the Risk Factors at the end of Part I of our Annual Report on Form 10-K for the year ended January 5, 2003 (2002 Form 10-K). Unless otherwise indicated, the information in this Quarterly Report is given as of November 19, 2003, and we undertake no obligation to update any of the information, including forward-looking statements. All forward-looking statements are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. {Bracketed statements} and statements containing words such as "anticipates," "believes," "estimates," "expects," intends," "plans," "seeks," and variations of such words and similar expressions are intended to identify the forward-looking statements. The Risk Factors could cause actual results to differ materially from those projected in the forward-looking statements.

Critical Accounting Policies

     The United States Securities and Exchange Commission (SEC) has defined the most critical accounting policies as those that are most important to the portrayal of an issuer's financial condition and results of operations and require management to make the most difficult and subjective judgments, often as a result of the need to make estimates on matters that are inherently uncertain. Based upon this definition, our most critical policies currently include: inventories; intangible assets; goodwill; income taxes; and legal matters. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates. We also have other key accounting policies, such as policies for revenue recognition and accounts receivable. These other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or are less likely to have a material impact on our financial condition or results of operations for a given period. For further information regarding all of these policies, as well as the estimates and judgments involved, see our Annual Report on Form 10-K for the year ended January 5, 2003 (2002 Form 10-K).

     We have updated our critical accounting policy related to inventories during the quarter ended October 5, 2003. During the third quarter of fiscal year 2003 we modified inventory valuation policies to properly account for last time buy type inventory purchases. During the third quarter of 2003, we made a last time buy of certain inventory from one of our wafer suppliers for approximately $1.0 million. We plan to make additional last time buys from this and another wafer supplier in the fourth quarter of 2003. These last time buys are being made because these wafer suppliers are shutting down the fabrication facilities used to produce these products (migrating to more modern manufacturing processes) and we would not have enough product to continue to support our customers for the foreseeable future without making large last time buys from these suppliers. As this inventory was not acquired to meet the current demand, we did not believe the application of our current inventory write down policy was appropriate, and a discrete write down policy was established for inventory purchased in last time buy transactions. These unique transactions and the related inventory are excluded from the standard excess and obsolescence write down policy that is discussed in our 2002 Form 10-K.
Inventory purchased in last time buy transactions will be evaluated on an ongoing basis for indications of excess or obsolescence based on rates of actual sell through; expected future demand for those products; and any other qualitative factors that may indicate the existence of excess or obsolete inventory.

     During the second quarter of 2003, we removed the policy related to impairment of investments in other companies from critical accounting policies because our remaining investments in other companies are not material.

     No other significant changes to critical accounting policies or to the related estimates and judgments involved in applying these policies have been made since January 4, 2003.

Results of Operations

     Net Revenues

     Net revenues were $38.4 million for the third quarter of 2003, a 5% increase from the second quarter of 2003 and a 17% increase from the third quarter of 2002. Quarterly net revenues increased sequentially due to an 11% increase in the overall average selling price (ASP) of field programmable gate arrays (FPGAs), which was partially offset by a 6% decrease in unit shipments of FPGAs. Quarterly net revenues increased from a year ago due to a 25% increase in unit shipments, which was partially offset by a 7% decrease in overall ASP. Unit volumes and ASP levels fluctuate principally because of changes in the mix of products sold. Our product portfolio includes products ranging from devices with lower ASPs, which typically sell in higher volumes, to devices with higher ASPs, which typically sell in lower volumes. The sequential increase in overall ASP was driven primarily by increased sales of radiation-tolerant (Rad) products, which have higher ASPs. The increase in units sold and decrease in overall ASP compared with the third quarter of 2002 reflects increased sales of our newer product families, which as a group ship in higher volumes and have lower ASPs than our older products.

     Net revenues were $109.4 million for the first nine months of fiscal 2003, an increase of 9% from the first nine months of fiscal 2002. Nine-month net revenues increased due to a 10% increase in unit shipments, which was partially offset by a 1% decrease in overall ASP. The increase in unit shipments was driven primarily by increased sales of our commercial products, which are our products not marketed as radiation-tolerant.

     Gross Margin

     Gross margin was 60.7% of net revenues for the third quarter of 2003 compared with 60.2% for the second quarter of 2003 and 58.4% for the third quarter of 2002. Gross margin for the third quarter of 2003 was favorably affected by the sell-through of $0.9 million of inventory that was reserved in previous periods, and unfavorably affected by a specific write down of $1.7 million that was established for inventory identified as slow moving. Gross margin increased from the third quarter of 2002 principally due to better utilization of our test floor and favorable absorption of labor and overhead costs arising from the 17% increase in revenue.

     Gross margin was 59.4% of net revenues for the first nine months of 2003 compared with 60.7% for the first nine months of 2002. Gross margin was lower principally because of increased sales of new products, which on average carry lower margins than more mature products. Typically, new products are introduced at competitive selling prices and the margins on those products increase over time as costs are reduced. This impact was partially offset by higher revenues in 2003, which resulted in better utilization of our test floor and favorable absorption of labor and overhead costs.

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

     Research and Development (R&D)

     R&D expenditures were $10.2 million, or 27% of net revenues, for the third quarter of 2003 compared with $9.9 million, or 27% of net revenues, for the second quarter of 2003 and $9.6 million, or 29% of revenues, for the third quarter of 2002. R&D spending increased primarily due to increased headcount.

     R&D expenditures were $29.6 million, or 27% of net revenues, for the first nine months of 2003 compared with $29.2 million, or 29% of net revenues, for the first nine months of 2002. R&D spending increased only slightly from the first nine months of 2002 as increased expenses on payroll and benefits in 2003 was offset by the elimination of spending on the Bridge FPGA initiative that had occurred during the first half of 2002.

     Selling, General, and Administrative (SG&A)

     SG&A expenses were $10.5 million, or 27% of net revenues, for the third quarter of 2003 compared with $11.1 million, or 30% of net revenues, for the second quarter of 2003 and $10.6 million, or 32% of net revenues, for the third quarter of 2002. SG&A spending decreased sequentially primarily because of a $0.6 million reduction in accruals for estimated legal liabilities. Net of the reduction in legal accruals, SG&A expense increased from the second quarter of 2003 principally because of increased selling expenses associated with increased revenue.

     SG&A expenses were $32.6 million, or 30% of net revenues, for the first nine months of 2003 compared with $32.3 million, or 32% of net revenues, for the first nine months of fiscal 2002. SG&A expenses increased principally because of increased selling expenses and spending related to tax planning and compliance with the requirements of the Sarbanes-Oxley Act of 2002.

     Amortization of Acquisition-Related Intangibles and Expenses

     Amortization of acquisition-related intangibles and expenses was $0.7 million for all periods presented. Due to the implementation of SFAS No. 142 in the first quarter of 2002, the amortization of goodwill was eliminated. See Note 3 of Notes to Unaudited Consolidated Condensed Financial Statements for further discussion of SFAS Nos. 142 and 144.

     Interest Income and Other, Net

     Interest income and other, net was $0.7 million for the third quarter of 2003 compared with $0.7 million for the second quarter of 2003 and $1.4 million for the third quarter of 2002. Interest income and other, net was $2.5 million for the first nine months of 2003 compared with $4.7 million for the first nine months of 2002. The quarterly and nine-month decreases compared with 2002 were due to lower interest rates available in the market and lower gains realized on our short-term investments, which were partially offset by increased cash available for investment.

     Losses on Sales and Write-Downs of Equity Investments

     During 2002, we realized losses and recorded impairment write-downs totaling $3.7 million in connection with our strategic equity investments, which consisted of $1.6 million related to an investment in a publicly traded company and $2.1 million related to an equity investment in a private company. As of December 31, 2002, we had $0.3 million of strategic equity investments remaining on the balance sheet. During the second quarter of 2003, we sold our remaining investment in the publicly traded equity security for a gain of $0.1 million. During the third quarter of 2003, we had no gains, losses, or impairment write-downs in connection with our remaining equity investment of $0.1 million in the private company.

     Tax (Benefit) Provision

     The tax provision was $0.4 million for the third quarter of 2003 compared with a benefit of $0.1 million for the second quarter of 2003 and a benefit of $1.3 million for the third quarter of 2002. The tax provision for the third quarter reflects the increase in profit before tax compared with the second quarter of 2003, and the third quarter of 2002. Each of the quarters presented contain significant credits primarily generated by R&D spending. Below a certain level of profitability, taxes attributable to the profits for a period may not exceed the credits for that period and a tax credit will be recorded in a period with positive net income before tax, resulting in a negative effective income tax rate. For the second quarter of 2003, applying the statutory tax rate to our net income before tax resulted in taxes that were more than offset by tax credits and resulted in a tax credit. For the third quarter of 2003, net income before tax was higher than the second quarter, and was at a level sufficient to generate tax expenses in excess of the credits attributable to the third quarter and a tax provision was recorded.

     The tax benefit recorded for the first nine months of 2003 was comprised of tax credits generated by R&D spending that more than offset the tax expense associated with a pre-tax profit of $3.3 million. During the third quarter of 2002, the expectation for annual results was revised and a cumulative adjustment was recorded to bring the net tax provision for that year to date into a net benefit position.

     Our tax position is based on the estimated annual tax rate in compliance with SFAS No. 109, "Accounting for Income Taxes." Significant components affecting the effective tax rate include federal R&D credits, income from tax-exempt securities, the state composite rate, and recognition of certain deferred tax assets subject to valuation allowances.

Liquidity and Capital Resources

     Our cash, cash equivalents, and short-term investments were $149.1 million at the end of the third quarter of 2003 compared with $133.8 million at the beginning of the year.

     Cash provided by operating activities was $9.2 million for the first nine months of 2003 compared with $2.3 million for the first nine months of 2002. The increase in cash provided by operations resulted primarily from an income tax refund of $5.0 million for taxes paid in prior years based on a carry back of net operating losses. In addition, net income for the first nine months of 2003 provided $2.0 million more in cash from operations than for the first nine months of 2002 excluding the impact of the income tax refund.

     Capital expenditures were $7.6 million for the first nine months of 2003 compared with $6.3 million for the first nine months of 2002. Sales of common stock under employee stock plans provided $14.0 million of cash for the first nine months of 2003 compared with $7.0 million for the first nine months of 2002. We used $3.3 million of cash to repurchase stock during the first nine months of 2002.

     We meet all of our funding needs for ongoing operations with internally generated cash flows from operations and with existing cash and short-term investment balances. {We believe that existing cash, cash equivalents, and short-term investments, together with cash generated from operations, will be sufficient to meet our cash requirements for the next four quarters.} A portion of available cash may be used for investment in or acquisition of complementary businesses, products, or technologies. Wafer manufacturers have at times demanded financial support from customers in the form of equity investments and advance purchase price deposits, which in some cases have been substantial. If we require additional capacity, we may be required to incur significant expenditures to secure such capacity.

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

Factors Affecting Future Operating Results

     Our operating results are subject to general economic conditions and a variety of risks characteristic of the semiconductor industry (including booking and shipment uncertainties, wafer supply fluctuations, and price erosion) or specific to us, any of which could cause our operating results to differ materially from past results. See the Risk Factors set forth at the end of Part I of our 2002 Form 10-K, which are incorporated by this reference.

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

     At October 5, 2003, we had a net deferred tax asset of $39.0 million after consideration of deferred tax liabilities and a valuation allowance. In order to fully utilize the $39.0 million of deferred tax assets, taxable income in the amount of approximately $130 million must be earned in future periods. For proper valuation of deferred tax assets under SFAS No. 109, significant negative evidence is considered to exist regarding a company's ability to generate future taxable income when the company has incurred a three-year cumulative loss. We have incurred a cumulative operating loss for the past two fiscal years, but are currently profitable for 2003 through the nine months ended October 5, 2003. At October 5, 2003, we believe the deferred tax asset is realizable and appropriately stated. We will complete our formal realizability analysis during the fourth quarter of 2003. The results of this analysis could result in the need to record additional valuation allowance, which would have an adverse impact on our consolidated financial position or results of operations.

Additional Quarterly Information

     The following table presents certain unaudited quarterly results for each of the eight quarters in the period ended October 5, 2003. In our opinion, all necessary adjustments (consisting only of normal recurring accruals) have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with our audited consolidated condensed financial statements and notes thereto included in our 2002 Form 10-K. However, these quarterly operating results are not indicative of the results for any future period.

                                                                           Three Months Ended
                                      ---------------------------------------------------------------------------------------------
                                       Oct. 5,     Jul. 6,     Apr. 6,     Jan. 5,     Oct. 6,     Jul. 7,     Apr. 7,     Jan. 6,
                                        2003        2003        2003        2003        2002        2002        2002        2002
                                      ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
                                                            (unaudited, in thousands except per share amounts)
Statements of Operations Data:
Net revenues.......................   $  38,405   $  36,609   $  34,341   $  34,103   $  32,912   $  34,293   $  33,060   $  32,059
Gross profit.......................      23,319      22,025      19,612      20,591      19,229      21,337      20,276      19,567
Income (loss) from operations......       1,965         441      (1,614)       (951)     (1,587)       (282)       (853)     (4,086)
Net income (loss)..................       2,283       1,386         231      (1,831)      1,107         404         395      (2,531)
Net income (loss) per share:
   Basic...........................   $    0.09   $    0.06   $    0.01   $   (0.08)   $   0.05   $    0.02   $    0.02   $   (0.11)
                                      =========   =========   =========   =========    ========   =========   =========   =========
   Diluted.........................   $    0.08   $    0.05   $    0.01   $   (0.08)   $   0.04   $    0.02   $    0.02   $   (0.11)
                                      =========   =========   =========   =========    ========   =========   =========   =========
Shares used in computing net income
   (loss) per share:
   Basic...........................      25,005      24,550      24,338      24,126      24,531      24,382      24,170      23,987
                                      =========   =========   =========   =========    ========   =========   =========   =========
   Diluted.........................      27,101      25,776      25,087      24,126      24,959      26,036      25,388      23,987
                                      =========   =========   =========   =========    ========   =========   =========   =========

                                                                           Three Months Ended
                                      ---------------------------------------------------------------------------------------------
                                       Oct. 5,     Jul. 6,     Apr. 6,     Jan. 5,     Oct. 6,     Jul. 7,     Apr. 7,     Jan. 6,
                                        2003        2003        2003        2003        2002        2002        2002        2002
                                      ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
As a Percentage of Net Revenues:
Net revenues.......................       100.0%      100.0%      100.0%      100.0%      100.0%      100.0%      100.0%      100.0%
Gross profit.......................        60.7        60.2        57.1        60.4        58.4        62.2        61.3        61.0
Income (loss) from operations......         5.1         1.2        (4.7)       (2.8)       (4.8)       (0.8)       (2.6)      (12.7)
Net income (loss)..................         5.9         3.8         0.7        (5.4)        3.4         1.2         1.2        (7.9)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     As of October 5, 2003, our investment portfolio (other than strategic investments) consisted primarily of corporate bonds, floating rate notes, and federal and municipal obligations. The principal objectives of our investment activities are to preserve principal, meet liquidity needs, and maximize yields. To meet these objectives, we invest only in high credit quality debt securities with average maturities of less than two years. We also limit the percentage of total investments that may be invested in any one issuer. Corporate investments as a group are also limited to a maximum percentage of our investment portfolio.

     We are exposed to financial market risks, including changes in interest rates and marketable equity security prices. All of the potential changes noted below are based on sensitivity analysis performed on our financial position and expected operating levels at October 5, 2003. Actual results may differ materially.

     Our investments are subject to interest rate risk. An increase in interest rates could subject us to a decline in the market value of our investments. These risks are mitigated by our ability to hold these investments to maturity. A hypothetical 100 basis point increase in interest rates would result in a reduction of approximately $1.3 million in the fair value of our available-for-sale securities held at October 5, 2003.

Item 4. Controls and Procedures

     Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

     Following the end of the period covered by this Quarterly Report on Form 10-Q, a review of our procedures revealed errors in the process by which we had calculated pro forma compensation expense for the purpose of providing the pro forma footnote disclosure required by Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure." The errors were limited to footnote disclosure under SFAS Nos. 123 and 148 of non-cash pro forma compensation expense and do not change or have any impact on our historically reported statements of income, balance sheets, or statements of cash flows. See Stock Based Compensation in Note 1 of Notes to Unaudited Consolidated Financial Statements for further discussion. We have corrected the process by which such pro forma footnote disclosure is prepared and instituted additional internal controls to ensure that the correct process is followed.


                          PART II -- OTHER INFORMATION

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

     (b) Reports on Form 8-K

     On July 23, 2003, we announced our financial results for the quarter ended July 6, 2003. The full text of the press release issued in connection with the announcement was attached as Exhibit 99.1 to our Current Report on Form 8-K furnished to the SEC on July 23, 2003.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                      ACTEL CORPORATION




         Date: November 17, 2003                     /s/ Jon A. Anderson
                                           -------------------------------------
                                                       Jon A. Anderson
                                                  Vice President of Finance
                                                 and Chief Financial Officer
                                               (as principal financial officer
                                                 and on behalf of Registrant)