Form 10-Q
period 2004-04-04
ACTEL CORP
filed 2004-05-14
CIK 907687

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                     --------------------------------------

                                    FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2004

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

     Number  of  shares  of  Common  Stock  outstanding  as  of  May  11,  2004:
25,740,709.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                                ACTEL CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
               (unaudited, in thousands, except per share amounts)


                                                                                        Three Months Ended
                                                                               --------------------------------------
                                                                                Apr. 4,       Apr. 6,       Jan. 4,
                                                                                 2004          2003          2004
                                                                               ----------    ----------    ----------

Net revenues............................................................       $   42,153    $   34,341    $   40,555
Costs and expenses:
   Cost of revenues.....................................................           16,497        14,729        15,335
   Research and development.............................................           10,663         9,513        10,004
   Selling, general, and administrative.................................           11,811        11,032        12,091
   Amortization of acquisition-related intangibles...................                 663           681           663
                                                                               ----------    ----------    ----------
         Total costs and expenses.......................................           39,634        35,955        38,093
                                                                               ----------    ----------    ----------
Income (loss) from operations...........................................            2,519        (1,614)        2,462
Interest income and other, net of expense...............................              656           992           740
                                                                               ----------    ----------    ----------
Income (loss) before tax (benefit) provision............................            3,175          (622)        3,202
Tax (benefit) provision.................................................              635          (853)          874
                                                                               ----------    ----------    ----------
Net income..............................................................       $    2,540    $      231    $    2,328
                                                                               ==========    ==========    ==========

Net income per share:
   Basic................................................................       $     0.10    $     0.01    $     0.09
                                                                               ==========    ==========    ==========
   Diluted..............................................................       $     0.09    $     0.01    $     0.09
                                                                               ==========    ==========    ==========

Shares used in computing net income per share:
   Basic................................................................           25,620        24,338        25,339
                                                                               ==========    ==========    ==========
   Diluted..............................................................           27,324        25,087        27,235
                                                                               ==========    ==========    ==========






       See Notes to Unaudited Consolidated Condensed Financial Statements

                                ACTEL CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)


                                                                                              April 4,       Jan. 4,
                                                                                               2004           2004*
                                                                                             ----------    ----------
                                                                                             (Unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents...........................................................      $   17,590    $   13,648
   Short-term investments..............................................................         143,646       144,765
   Accounts receivable, net............................................................          23,875        20,537
   Inventories, net....................................................................          37,171        38,664
   Deferred income taxes...............................................................          18,786        18,786
   Prepaid expenses and other current assets...........................................           4,607         3,561
                                                                                             ----------    ----------
Total current assets...................................................................         245,675       239,961
Property and equipment, net............................................................          20,969        19,935
Goodwill, net..........................................................................          32,142        32,142
Other assets, net......................................................................          23,984        24,719
                                                                                             ----------    ----------
                                                                                             $  322,770    $  316,757
                                                                                             ==========    ==========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable....................................................................      $   10,157    $   13,140
   Accrued salaries and employee benefits..............................................           5,417         7,081
   Other accrued liabilities...........................................................           5,828         6,117
   Deferred income on shipments to distributors........................................          26,637        22,545
                                                                                             ----------    ----------
Total current liabilities..............................................................          48,039        48,883
Deferred compensation plan liability...................................................           2,889         2,658
Deferred rent liability................................................................             848           783
                                                                                             ----------    ----------
Total liabilities......................................................................          51,776        52,324
Commitments and contingencies
Shareholders' equity:
   Common stock........................................................................              26            25
   Additional paid-in capital..........................................................         188,616       184,674
   Retained earnings ..................................................................          82,059        79,518
   Unearned compensation cost .........................................................             (11)          (44)
   Accumulated other comprehensive income .............................................             304           260
                                                                                             ----------    ----------
Total shareholders' equity.............................................................         270,994       264,433
                                                                                             ----------    ----------
                                                                                             $  322,770    $  316,757
                                                                                             ==========    ==========


* Derived from the consolidated audited financial statements included in our report on Form 10-K for the fiscal year ended January 4, 2004.






       See Notes to Unaudited Consolidated Condensed Financial Statements

                                ACTEL CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                                                               Three Months Ended
                                                                                             ------------------------
                                                                                               Apr. 4,       Apr. 6,
                                                                                                2004          2003
                                                                                             ----------    ----------
Operating activities:
    Net income.........................................................................      $    2,540    $      231
    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization...................................................           2,508         2,606
       Stock compensation cost recognized..............................................              33            34
       Changes in operating assets and liabilities:
          Accounts receivable..........................................................          (3,338)         (367)
          Inventories..................................................................           1,493         1,718
          Deferred income taxes........................................................              92         5,036
          Prepaid expenses and other current assets....................................          (1,046)         (182)
          Accounts payable, accrued salaries and employee benefits, and other accrued
              liabilities..............................................................          (4,871)       (5,038)
          Deferred income on shipments to distributors.................................           4,092           123
                                                                                             ----------    ----------
    Net cash provided by operating activities..........................................           1,503         4,161
Investing activities:
    Purchases of property and equipment................................................          (2,879)       (2,351)
    Purchases of available-for-sale securities.........................................         (44,052)      (45,657)
    Sales and maturities of available for sale securities..............................          45,245        36,645
    Changes in other long term assets..................................................             181           (25)
                                                                                             ----------    ----------
    Net cash used in investing activities..............................................          (1,505)      (11,388)
Financing activities:
    Issuance of common stock under employee stock plans................................           3,944         3,322
                                                                                             ----------    ----------
    Net cash provided by financing activities..........................................           3,944         3,322

Net increase (decrease) in cash and cash equivalents...................................           3,942        (3,905)
Cash and cash equivalents, beginning of period.........................................          13,648        18,207
                                                                                             ----------    ----------
Cash and cash equivalents, end of period...............................................      $   17,590    $   14,302
                                                                                             ==========    ==========
Supplemental disclosures of cash flow information and non-cash investing and financing activities:
Cash paid (received) during the period for taxes, net..................................      $       65    $   (4,926)






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

     These unaudited consolidated condensed financial statements include our accounts and the accounts of our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated on consolidation. These unaudited consolidated condensed financial statements should be read in conjunction with the audited financial statements included in our 2003 Form 10-K. The results of operations for the quarter ended April 4, 2004, are not necessarily indicative of results that may be expected for the entire fiscal year, which ends January 2, 2005.

2.   Stock Based Compensation

     In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure an Amendment of FASB Statement No. 123." SFAS No. 148 provided alternative methods of transition for companies making a voluntary change to fair value-based accounting for stock-based employee compensation. We continue to account for our stock option plans under the intrinsic value recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related FASB Interpretations (FINs). Effective for interim periods beginning after December 15, 2002, SFAS No. 148 also requires disclosure of pro-forma results on a quarterly basis as if the company had applied the fair value recognition provisions of SFAS No. 123.

                                ACTEL CORPORATION

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

                                                                                        Three Months Ended
                                                                               --------------------------------------
                                                                                Apr. 4,       Apr. 6,       Jan. 4,
                                                                                 2004          2003          2004
                                                                               ----------    ----------    ----------
                                                                                (unaudited, in thousands, except per
                                                                                           share amounts)
Net income applicable to common stockholders, as reported                      $    2,540    $      231    $    2,328
Add back:
   Stock-based employee compensation included in reported net income
   (loss)...............................................................               33            34            34
Less:
   Total stock-based employee compensation expense determined under the
   fair value method for all awards, net of tax.........................           (2,547)       (3,613)       (2,930)
                                                                               ----------    ----------    ----------
Pro forma net income (loss) applicable to common stockholders...........       $       26    $   (3,348)   $     (568)
                                                                               ==========    ==========    ==========

Earnings per share as reported:
   Basic................................................................       $     0.10    $     0.01    $     0.09
                                                                               ==========    ==========    ==========
   Diluted..............................................................       $     0.09    $     0.01    $     0.09
                                                                               ==========    ==========    ==========
Pro forma earnings (loss) per share:
   Basic................................................................       $     0.00    $    (0.14)   $    (0.02)
                                                                               ==========    ==========    ==========
   Diluted..............................................................       $     0.00    $    (0.14)   $    (0.02)
                                                                               ==========    ==========    ==========

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

                                ACTEL CORPORATION

3.   Goodwill and Other Acquisition-Related Intangibles

     During 1999 and 2000, we completed the acquisitions of AutoGate Logic, Inc.
(AGL), Prosys Technology, Inc., and GateField Corporation (GateField), resulting in a significant amount of goodwill and identified intangible assets. At April 4, 2004 and January 4, 2004, we had $32.1 million of net goodwill. At the beginning of 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition. This standard requires that goodwill no longer be amortized, and instead goodwill is to be tested for impairment annually or more frequently if certain events or changes in circumstances indicate that the carrying value may not be recoverable. We completed our annual goodwill impairments tests as of January 4, 2004, and noted no impairment. Our next annual impairment test will be performed in the fourth quarter of 2004. No indicators of impairment were present during the three months ended April 4, 2004.

     At April 4, 2004, we have definite lived intangible assets arising from our acquisitions of AGL, Prosys Technology, Inc., and GateField with a net book value of $3.9 million, which are being amortized on a straight line basis over their estimated lives. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we recognize impairment losses on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the net book value of those assets. The impairment loss, if any, is measured by comparing the fair value of the asset to its carrying value. Fair value is based on discounted cash flows using present value techniques identified in SFAS No. 144. No indicators of impairment were present during the three months ended April 4, 2004.

     We made no acquisitions of intangible assets during the first quarter of 2004. Identified intangible assets as of April 4, 2004, consisted of the following:

                                                                                 Gross       Accumulated
                                                                                 Assets     Amortization      Net
                                                                               ----------    ----------    ----------
                                                                                    (unaudited, in thousands)
Acquisition-related developed technology................................       $   11,454    $   (8,116)   $    3,338
Other acquisition-related intangibles...................................            2,600        (2,095)          505
Acquired patents........................................................              516          (448)           68
                                                                               ----------    ----------    ----------
         Total identified intangible assets.............................       $   14,570    $  (10,659)   $    3,911
                                                                               ==========    ==========    ==========

Identified intangible assets as of January 4, 2004, consisted of the following:


                                                                                 Gross       Accumulated
                                                                                 Assets     Amortization      Net
                                                                               ----------    ----------    ----------
                                                                                    (unaudited, in thousands)
Acquisition-related developed technology................................       $   11,454    $   (7,543)   $    3,911
Other acquisition-related intangibles...................................            2,600        (2,012)          588
Acquired patents........................................................              516          (441)           75
                                                                               ----------    ----------    ----------
         Total identified intangible assets.............................       $   14,570    $   (9,996)   $    4,574
                                                                               ==========    ==========    ==========

                                ACTEL CORPORATION

     All of our identified intangible assets are subject to amortization. Amortization of identified intangibles included the following:

                                                                                        Three Months Ended
                                                                               --------------------------------------
                                                                                Apr. 4,        Apr. 6,       Jan. 4,
                                                                                 2004           2003          2004
                                                                               ----------    ----------    ----------
                                                                                    (unaudited, in thousands)
Acquisition-related developed technology................................       $      573    $      572    $      573
Other acquisition-related intangibles...................................               83            83            83
Acquired patents........................................................                7            26             7
                                                                               ----------    ----------    ----------
         Total amortization expense.....................................       $      663    $      681    $      663
                                                                               ==========    ==========    ==========

Based on the carrying value of identified intangible assets recorded at April 4, 2004, and assuming no subsequent impairment of the underlying assets or acquisition of other identified intangible assets, the annual amortization expense is expected to be $2.7 million for 2004, $1.9 million for 2005, and none thereafter.

4.   Inventories

         Inventories consist of the following:

                                                                                              April 4,       Jan. 4,
                                                                                               2004           2004
                                                                                             ----------    ----------
                                                                                             (unaudited, in thousands)
Inventories, net:
   Purchased parts and raw materials...................................................      $    4,721    $    5,243
   Work-in-process.....................................................................          27,313        29,243
   Finished goods......................................................................           5,137         4,178
                                                                                             ----------    ----------
                                                                                             $   37,171    $   38,664
                                                                                             ==========    ==========

     Inventory is stated at the lower of cost (first-in, first-out) or market (net realizable value). We believe that a certain level of inventory must be carried to maintain an adequate supply of product for customers. This inventory level may vary based upon orders received from customers or internal forecasts of demand for these products. Other considerations in determining inventory levels include the stage of products in the product life cycle, design win activity, manufacturing lead times, customer demands, strategic relationships with foundries, "last time buy" inventory purchases, and competitive situations in the marketplace. Should any of these factors develop other than anticipated, inventory levels may be materially and adversely affected.

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

     During 2003, we modified our inventory valuation policies to properly account for "last time buy" inventory purchases. Last time buys occur when a wafer supplier is about to shut down the manufacturing line used to make a product and current inventories are insufficient to meet foreseeable future demand. We made last time buys of certain products from our wafer suppliers in 2003. Since this inventory was not acquired to meet current demand, we did not believe the application of our existing inventory write down policy was appropriate, so a discrete write down policy was established for inventory purchased in last time buy transactions. As a consequence, these transactions and the related inventory are excluded from the standard excess and obsolescence write down policy. Inventory purchased in last time buy transactions will be evaluated on an ongoing basis for indications of excess or obsolescence based on rates of actual sell through; expected future demand for those products over a longer time horizon; and any other qualitative factors that may indicate the existence of excess or obsolete inventory. In the event that actual sell through does not meet expectations and estimations of expected future demand decrease, last time buy inventory could be written down in the future. Evaluations of last time buy inventory during the first quarter of 2004 did not result in any write downs.

5.   Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                                        Three Months Ended
                                                                               --------------------------------------
                                                                                Apr. 4,       Apr. 6,       Jan. 4,
                                                                                 2004          2003          2004
                                                                               ----------    ----------    ----------
                                                                                (unaudited, in thousands except per
                                                                                          share amounts)
Basic:
   Weighted-average common shares outstanding...........................           25,620        24,338        25,339
                                                                               ==========    ==========    ==========
   Net income...........................................................       $    2,540    $      231    $    2,328
                                                                               ==========    ==========    ==========
   Net income per share.................................................       $     0.10    $     0.01    $     0.09
                                                                               ==========    ==========    ==========
Diluted:
   Weighted-average common shares outstanding...........................           25,620        24,338        25,339

   Net effect of dilutive stock options, warrants, and convertible
     preferred stock - based on the treasury stock method...............            1,704           749         1,896
                                                                               ----------    ----------    ----------
   Shares used in computing net income per share........................           27,324        25,087        27,235
                                                                               ==========    ==========    ==========
   Net income ..........................................................       $    2,540    $      231    $    2,328
                                                                               ==========    ==========    ==========
   Net income per share.................................................       $     0.09    $     0.01    $     0.09
                                                                               ==========    ==========    ==========

                                ACTEL CORPORATION

6.   Comprehensive Income (Loss)

     The components of comprehensive income (loss), net of tax, are as follows:

                                                                                        Three Months Ended
                                                                               --------------------------------------
                                                                                Apr. 4,       Apr. 6,       Jan. 4,
                                                                                 2004          2003          2004
                                                                               ----------    ----------    ----------
                                                                                    (unaudited, in thousands)
Net income..............................................................       $    2,540    $      231    $    2,328

Change in gain on available-for-sale securities, net of tax.............               68            78          (145)
Less reclassification adjustment for gains included in net income.......              (23)         (167)         (109)
                                                                               ----------    ----------    ----------
Other comprehensive income (loss).......................................               45           (89)         (254)
                                                                               ----------    ----------    ----------
Total comprehensive income..............................................       $    2,585    $      142    $    2,074
                                                                               ==========    ==========    ==========

     Accumulated other comprehensive income is presented on the accompanying consolidated condensed balance sheets and consists of the accumulated net unrealized gain (loss) on available-for-sale securities.


7.   Product Warranty

     Our product warranty accrual includes specific accruals for known product issues and an accrual for an estimate of incurred but unidentified product issues based on historical activity. Based on historical activity and the related expense for known product issues, the warranty accrual was not significant for the first quarter of 2004 or 2003.

8.   Contingencies

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     In this Quarterly Report on Form 10-Q, Actel Corporation and its consolidated subsidiaries are referred to as "we," "us," "our," or "Actel." You should read the information in this Quarterly Report with the Risk Factors at the end of Part I. Unless otherwise indicated, the information in this Quarterly Report is given as of May 12, 2004, and we undertake no obligation to update any of the information, including forward-looking statements. All forward-looking statements are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements containing words such as "anticipates," "believes," "estimates," "expects," intends," "plans," "seeks," and variations of such words and similar expressions are intended to identify the forward-looking statements. The Risk Factors could cause actual results to differ materially from those projected in the forward-looking statements.

Overview

     The purpose of this overview is to provide context for the discussion and analysis of our financial statements that follows by briefly summarizing the most important known trends and uncertainties, as well as the key performance indicators, on which our executives were focused during the first quarter of 2004.

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

     Technology and Markets

     Our flash and antifuse technologies are non-volatile, so they retain their circuit configuration even in the absence of power. In contrast to the SRAM technology used by our larger competitors, our FPGAs don't need a separate boot device, are "live" at power-up, generally require less power, and offer practically unbreakable design security. We believe that our long-term future lies with flash technology, which permits us to make FPGAs that are both non-volatile and reprogrammable. We also believe that the best fit for our flash technology is the low end of the FPGA market, which we anticipate will grow the most.

     We are currently the only company selling flash-based FPGAs. However, during the first quarter of 2004, two of our competitors (Altera Corporation and Lattice Semiconductor Corporation) announced the development of programmable logic devices (PLDs) manufactured on embedded flash processes. While these announcements confirm the advantages of flash technology, we don't believe that the announced products (when they are available) will compete directly with us in our target market. Based on what we know today, we think that the Altera product will compete primarily in the lower-price complex PLD (CPLD) market, and that the Lattice product will compete primarily in higher-priced FPGA markets. In addition, the embedded flash memory blocks in the Altera and Lattice PLDs will not control the configuration of the devices, so they will not offer the full advantages of flash technology already provided by our FPGAs.

     Although we don't foresee much direct competition in our target market with the embedded flash products announced by Altera and Lattice, all of our larger competitors (which includes Xilinx Corporation as well as Altera and Lattice) announced products during 2004 aimed directly at the low end of the FPGA market. The increased attention being paid by our competitors to the "value-based" FPGA market, which we had expected, again confirms the validity of the assumptions underlying our strategy. But more important than a strategy with accurate assumptions is a strategy that succeeds. We made the mistake in the past of being a late entrant to markets in which we were technologically disadvantaged. With respect to the value-based market and flash PLDs, we believe that we are an early entrant with technical advantages.

     Key Indicators

     We measure the condition and performance of our business in numerous ways, but the key quantitative indicators that we generally use to manage the business are bookings, design wins, margins, yields, and backlog. We also carefully monitor the progress of our product development efforts. Of these, we think that bookings and backlog are the best indicators of short-term performance and that designs wins and product development progress are the best indicators of long-term performance.

     Measured as end-customer orders placed on us and our distributors, bookings were the highest since the fourth quarter of 2000 and our book-to-bill was significantly better than 1:1. Our backlog was also higher at the end of the first quarter of 2004 than at the end of 2003, but our backlog did not grow as much as bookings, so our distributors must also have built backlog. The increased backlog means either that our end customers need more parts soon or that they are putting backlog on the books with committed delivery dates so as not to be surprised by availability issues later, or both. Based on the information available to us, including the levels of inventory at our distributors and the aging of our backlog, we think that both factors are at work. Our margins were down somewhat in the first quarter of 2004 compared with the preceding quarter, but still within a range we consider normal despite increased sales of low-price products as a percentage of net revenues.

     Our design wins were up in the first quarter of 2004, as they have been almost every quarter for the last three years. By technology, design wins from our antifuse devices continued to grow, but design wins from our flash devices grew even more and now constitute more than half of our total design wins. These indicators are all positive, although we expect our antifuse design wins to begin tapering off at some point. Our product development progress during the first quarter of 2004 was mixed: problems arose and were resolved or are in the process of being resolved.

Critical Accounting Policies and Estimates

     Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosure of contingent assets and liabilities. The U.S. Securities and Exchange Commission (SEC) has defined the most critical accounting policies as those that are most important to the portrayal of our financial condition and results and also require us to make the most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical policies include inventories, intangible assets and goodwill, income taxes, and legal matters. These policies, as well as the estimates and judgments involved, are discussed below. No significant changes to critical accounting policies or to the related estimates and judgments involved in applying these policies were made during the three months ended April 4, 2004. We also have other key accounting policies that either do not generally require us to make estimates and judgments that are as difficult or as subjective or they are less likely to have a material impact on our reported results of operations for a given period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates. In addition, if these estimates or their related assumptions change in the future, it could result in material changes in the income statement.

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

     We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future demand and market conditions. To address this difficult, subjective, and complex area of judgment, we apply a methodology that includes assumptions and estimates to arrive at the net realizable value. First, we identify any inventory that has been previously written down in prior periods. This inventory remains written down until sold or destroyed. Second, our quality assurance personnel examine inventory line items that may have some form of obsolescence due to non-conformance with electrical and mechanical standards. Third, we assess the inventory not otherwise identified to be written down against product history and forecasted demand
(typically for the next six months). Finally, we analyze the result of this methodology in light of the product life cycle, design win activity, and competitive situation in the marketplace to derive an outlook for consumption of the inventory and the appropriateness of the resulting inventory levels. If actual future demand or market conditions are less favorable than those we have projected, additional inventory write-downs may be required.

     During 2003, we modified our inventory valuation policies to properly account for "last time buy" inventory purchases. Last time buys occur when a wafer supplier is about to shut down the manufacturing line used to make a product and current inventories are insufficient to meet foreseeable future demand. We made last time buys of certain products from our wafer suppliers in 2003. Since this inventory was not acquired to meet current demand, we did not believe the application of our existing inventory write down policy was appropriate, so a discrete write down policy was established for inventory purchased in last time buy transactions. As a consequence, these transactions and the related inventory are excluded from the standard excess and obsolescence write down policy. Inventory purchased in last time buy transactions is evaluated on an ongoing basis for indications of excess or obsolescence based on rates of actual sell through; expected future demand for those products over a longer time horizon; and any other qualitative factors that may indicate the existence of excess or obsolete inventory. In the event that actual sell through does not meet expectations and estimations of expected future demand decrease, last time buy inventory could be written down. Evaluations of last time buy inventory during the first quarter of 2004 did not result in any write downs.

     Intangible Assets and Goodwill

     In past years we made business acquisitions that resulted in the recording of a significant amount of goodwill and identified intangible assets.

     Historically and through the end of 2001, goodwill was amortized on a straight-line basis over its useful life. At the beginning of 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition. In accordance with SFAS No. 142, we ceased to amortize goodwill and instead test for impairment annually or more frequently if certain events or changes in circumstances indicate that the carrying value may not be recoverable. We completed our annual goodwill impairment tests during the fourth quarter of 2003 and noted no impairment. The initial test of goodwill impairment requires us to compare our fair value with our book value, including goodwill. We are a single reporting unit as defined by SFAS 142 and use the entity wide approach to compare fair value to book value. Based on our total market capitalization, which we believe represents the best indicator of our fair value, we determined that our fair value was in excess of our book value. Since we found no indication of impairment, we did not proceed with the next step of the annual impairment analysis.

     At April 4, 2004, we had identified intangible assets arising from prior business acquisitions which are being amortized on a straight line basis over their estimated lives. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we recognize impairment losses on identified intangible assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the net book value of those assets. The impairment loss is measured by comparing the fair value of the asset to its carrying value. Fair value is based on discounted cash flows using present value techniques identified in SFAS No. 144. We assessed our identified intangible assets for impairment in accordance with SFAS No. 144 as of the end of the first quarter of 2004, and noted no impairment. If these estimates or their related assumptions change in the future, it could result in lower estimated future cash flows that may not support the current carrying value of these assets, which would require us to record impairment charges for these assets.

     Income Taxes

     We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book basis and the tax basis of recorded assets and liabilities. Under SFAS No. 109, the liability method is used in accounting for income taxes. Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. We evaluate annually the realizability of our deferred tax assets by assessing our valuation allowance and, if necessary, we adjust the amount of such allowance. The factors used to assess the likelihood of realization include our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets.

     Legal Matters

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

Results of Operations

     Net Revenues

     Net revenues were $42.2 million for the first quarter of 2004, a 4% increase from the fourth quarter of 2003 and a 23% increase from the first quarter of 2003. Quarterly net revenues increased sequentially due to a 1% increase in the overall average selling price (ASP) of field programmable gate arrays (FPGAs), and a 3% increase in unit shipments of FPGAs. Quarterly net revenues increased from a year ago due to a 6% increase in unit shipments, and a 15% increase in overall ASP. Unit volumes and ASP levels fluctuate principally because of changes in the mix of products sold. Our product portfolio includes products ranging from devices with lower ASPs, which typically sell in higher volumes, to devices with higher ASPs, which typically sell in lower volumes. The slight sequential increases in units shipped and average ASPs was broad based, with no single product family markedly influencing the statistics. The increase in units sold and in overall ASP compared with the first quarter of 2003 was the result of a combination of increased unit sales of our newer product families, and an increase in the ASPs of our mature products which was the result of a shift in mix of mature products sold toward higher ASP products.

     Gross Margin

     Gross margin was 60.9% of net revenues for the first quarter of 2004 compared with 62.2% for the fourth quarter of 2003 and 57.1% for the first quarter of 2003. Gross margin in the first quarter of 2004 and the fourth quarter of 2003 was within our normal range of 60% to 63% and fluctuated primarily based on shifts in the mix of product sold. Gross margin in the first quarter of 2003 of 57.1% was below our normal range due to a shift in the mix of product sold that quarter such that a higher percentage of products sold in Q1 2003 were products with lower than average gross margin.

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

     Research and Development (R&D)

     R&D expenditures were $10.7 million, or 25% of net revenues, for the first quarter of 2004 compared with $10.0 million, or 25% of net revenues, for the fourth quarter of 2003 and $9.5 million, or 27% of revenues, for the first quarter of 2003. R&D spending in the first quarter of 2004 increased compared with the fourth quarter of 2003 due to the resumption of certain employer payroll related taxes in 2004 for individuals that had reached the maximum tax in 2003. Savings were achieved in the fourth quarter of 2003 due to a higher level of vacation time taken around the holidays and the company shutdown for three days in December 2003. Expenses for materials used in R&D testing activities was also higher in the first quarter of 2004 than in the fourth quarter of 2003. R&D spending increased compared with the first quarter of 2003 primarily due to increased costs for salaries, taxes and benefits associated with increased headcount.

     Selling, General, and Administrative (SG&A)

     SG&A expenses were $11.8 million, or 28% of net revenues, for the first quarter of 2004 compared with $12.1 million, or 30% of net revenues, for the fourth quarter of 2003 and $11.0 million, or 32% of net revenues, for the first quarter of 2003. SG&A spending decreased sequentially primarily because of a reduction in sales representative commissions and sales bonus costs, which are typically higher in the fourth quarter during periods of revenue growth due to increased payments that are made when annual targets are exceeded. These spending reductions were partially offset by payroll related increases associated with the resumption of payroll taxes in the first quarter of 2004 for all employees and the lower level of holiday and company shutdown related time off taken in the first quarter of 2004. SG&A expense increased from the first quarter of 2003 principally because of increased selling expenses associated with increased revenue as well as an increase in payroll costs for overseas sales offices related to currency exchange rate fluctuations.

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

     Interest Income and Other, Net

     Interest income and other, net was $0.7 million for the first quarter of 2004 compared with $0.7 million for the fourth quarter of 2003 and $1.0 million for the first quarter of 2003. The decrease compared with the first quarter of 2003 was due to lower interest rates available in the market and lower gains realized on our short-term investments, which were partially offset by increased cash available for investment.

     Tax (Benefit) Provision

     The tax provision was $0.6 million for the first quarter of 2004 compared with a provision of $0.9 million for the fourth quarter of 2003 and a benefit of $0.9 million for the first quarter of 2003. The tax provision for the first quarter was based on an annual tax rate of 20% which was calculated based on our expected level of profitability and included items such as income from tax-exempt securities, the state composite rate, and recognition of certain deferred tax assets subject to valuation allowances. The estimated rate calculated for 2004 of 20% only contains a half year of credit for the R&D tax credit as the extension of the R&D tax credit past its expiration date in the second quarter of 2004 has not been signed into law. If the R&D tax credit is extended, we will experience a benefit to our tax rate due to the inclusion of a full year's worth of R&D tax credits in the rate calculation. The effective tax rate of 27% that was applied to the fourth quarter of 2003 was necessary to bring the tax rate for the full year of 2003 to an effective annual tax rate of 5% as pre-tax profits in the third and fourth quarters of 2003 exceeded expectations. The $0.8 million tax credit for the first quarter of 2003 was based on the pre-tax loss of $0.6 million and the impact of tax credits for R&D activities which increased the amount of the credit beyond application of the tax rate to the pre-tax loss.

     Our tax position is based on the estimated annual tax rate in compliance with SFAS No. 109, "Accounting for Income Taxes." Significant components affecting the effective tax rate include federal R&D credits, income from tax-exempt securities, the state composite rate, and recognition of certain deferred tax assets subject to valuation allowances.

Liquidity and Capital Resources

     Our cash, cash equivalents, and short-term investments were $161.2 million at the end of the first quarter of 2004 compared with $158.4 million at the beginning of the year.

     Cash provided by operating activities was $1.5 million for the three months of 2004 compared with $4.2 million for the first three months of 2003. The decrease in cash provided by operations resulted primarily from an income tax refund of $5.0 million for taxes paid in prior years that was received in the first quarter of 2003 compared with a net $0.1 million paid for income taxes in the first quarter of 2004. The higher net income of $2.5 million in the first quarter of 2004 compared with $0.2 million in 2003 also contributed to cash provided by operating activities and was more than offset by an increase in accounts receivable of $3.3 million compared with a $0.4 million increase in the first quarter of 2003.

     Capital expenditures were $2.9 million for the first three months of 2004 compared with $2.4 million for the first three months of 2003. Sales of common stock under employee stock plans provided $3.9 million of cash for the first three months of 2004 compared with $3.3 million for the first three months of 2003.

     We currently meet all of our funding needs for ongoing operations with internally generated cash flows from operations and with existing cash and short-term investment balances. We believe that existing cash, cash equivalents, and short-term investments, together with cash generated from operations, will be sufficient to meet our cash requirements for the next four quarters. A portion of available cash may be used for investment in or acquisition of complementary businesses, products, or technologies. Wafer manufacturers have at times demanded financial support from customers in the form of equity investments and advance purchase price deposits, which in some cases have been substantial. If we require additional capacity, we may be required to incur significant expenditures to secure such capacity.

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

Risk Factors

     Our shareholders and prospective investors should carefully consider, along with the other information in this Quarterly Report on Form 10-Q, the following:

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

               Our backlog (which generally may be cancelled or deferred by customers on short notice without significant penalty) at the beginning of a quarter typically accounts for about half of our revenues during the quarter. This means that we generate about half of our quarterly revenues from orders received during the quarter and "turned" for shipment within the quarter, and that any shortfall in "turns" orders will have an immediate and adverse impact on quarterly revenues. There are many factors that can cause a shortfall in turns orders, including declines in general economic conditions or the businesses of our customers, excess inventory in the distribution channel, or conversion of our products to hard-wired ASICs or other competing products for price or other reasons.

          o We derive a significant percentage of our quarterly revenues from shipments made in the final weeks of the quarter, making quarterly revenues difficult to predict.

               Historically, we have shipped a disproportionately large percentage of our quarterly revenues during the final weeks of the quarter, which makes it difficult to accurately project quarterly revenues. Any failure to effect scheduled shipments by the end of a quarter would have an immediate and adverse impact on quarterly revenues.

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

     In preparing our financial statements in conformity with accounting principles generally accepted in the United States, we must make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosure of contingent assets and liabilities. The most difficult estimates and subjective judgments that we make concern inventories, intangible assets and goodwill, income taxes, and legal matters. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates. In addition, if these estimates or their related assumptions change in the future, our operating results for the periods in which we revise our estimates or assumptions could be adversely and perhaps materially affected.

o Our gross margin may decline as we increasingly compete with hard-wired ASICs and serve the value-based market.

     The price we can charge for our products is constrained principally by our competition. While it has always been intense, we believe that price competition for new designs is increasing. This may be due in part to the transition toward high-level design methodologies. Designers can now wait until later in the design process before selecting a PLD or hard-wired ASIC, and it is easier to convert between competing PLDs or between PLDs and hard-wired ASICs. The increased price competition may also be due in part to the increasing penetration of PLDs into price-sensitive markets previously dominated by hard-wired ASICs. We have strategically targeted many of our products at the value-based marked, which is defined by low prices. If our strategy is successful, low-price products will constitute increasingly greater percentages of our net revenues, which may make it more difficult to maintain our gross margin at our historic levels. Any long-term decline in our gross margin would have an adverse effect on our operating results.

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

                    concluded that a small percentage of our 0.25-micron antifuse RTSX-S and SX-A FPGAs are particularly susceptible to electrical overstress damage when exposed to voltages outside of our published datasheet specifications; and

                    developed  a  new  programming   algorithm  will  allow  our
                    0.25-micron antifuse RTSX-S and SX-A FPGAs to better withstand electrical overstress exposed to voltages outside of our published datasheet specifications.

          o    Industry Group and Tiger Team

               An ad-hoc industry group lead by The Aerospace Corporation (Aerospace) was established to examine the electrical overstress problem. The industry group formed a "Tiger Team" to develop and analyze experimental data, characterize antifuse electrical overstress damage, and identify the root cause of electrical overstress damage.

          o    Aerospace Closure Plan

               On February 13, 2004, Aerospace presented to the industry group a plan consisting of 12 projects to resolve the electrical overstress issue (Closure Plan). Of the 12 proposed Closure Plan projects, six would be performed by Aerospace, four by us, and two by other Tiger Team members. The details of the Closure Plan, which have undergone continuous refinement since being proposed by Aerospace, are subject to further change. Two of the proposed experiments will determine the rate (if any) at which our 0.25-micron antifuse devices fail when they are not exposed to voltages outside of our published datasheet limits. The failure rate measurement experiments will be performed on a total of 1,150 RTSX-S FPGAs and are scheduled to be completed by August 2004. Data from the Closure Plan projects will be shared with the industry group as soon as it is available.

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

     The market for our products is characterized by rapid technological change, product obsolescence, and price erosion, making the timely introduction of new or improved products critical to our success. Our failure to design, develop, and sell new or improved products that satisfy customer needs, compete effectively, and generate acceptable margins may adversely affect our business, financial condition, and results of operations. While most of our product development programs have achieved a level of success, some have not. For example, we introduced our VariCore embeddable reprogrammable gate array (EPGA) logic core based on SRAM technology in 2001. Revenues from VariCore EPGAs did not materialize and the development of a more advanced VariCore EPGA has been cancelled.

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

          o    New products are subject to greater operational and design risks.

               Our future success is highly dependent upon the timely development and introduction of competitive new products at acceptable margins. However, there are greater operational and design risks associated with new products. The inability of our wafer suppliers to produce advanced products; delays in commencing or maintaining volume shipments of new products; the discovery of product, process, software, or programming defects or failures; and any related inventory write downs or product returns could each have a materially adverse effect on our business, financial condition, or results of operation.

          o    New products are subject to greater technology risks.

               As is common in the semiconductor industry, we have experienced from time to time in the past, and expect to experience in the future, difficulties and delays in achieving satisfactory, sustainable yields on new products. The fabrication of antifuse and flash wafers is a complex process that requires a high degree of technical skill, state-of-the-art equipment, and effective cooperation between us and the foundry to produce acceptable yields. Minute impurities, errors in any step of the fabrication process, defects in the masks used to print circuits on a wafer, and other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to be non-functional. Yield problems increase the cost of as well as the time it takes us to bring our new products to market, which can create inventory shortages and dissatisfied customers. Any prolonged inability to obtain adequate yields or deliveries of new products could have a materially adverse effect on our business, financial condition, or results of operations.

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

          In 2003, sales made through distributors accounted for 69% of our net revenues. Our distributors offer products of several different companies, so they may reduce their efforts to sell our products or give higher priority to other products. A reduction in sales effort, termination of relationship, failure to pay for products, or discontinuance of operations because of financial difficulties or for other reasons by one or more of our current distributors could have a materially adverse effect on our business, financial condition, and results of operations.

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

          Also in 2000, we completed our acquisition of GateField for consideration valued at $45.7 million. We acquired GateField for its flash technology and ProASIC FPGA family, and introduced the next-generation ProASIC Plus product family in 2002. Design wins from our flash devices now constitute more than half of our total design wins.

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

Additional Quarterly Information

     The following table presents certain unaudited quarterly results for each of the eight quarters in the period ended April 4, 2004. In our opinion, all necessary adjustments (consisting only of normal recurring accruals) have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with our audited consolidated condensed financial statements and notes thereto included in our 2003 Form 10-K. However, these quarterly operating results are not indicative of the results for any future period.

                                                                           Three Months Ended
                                      ---------------------------------------------------------------------------------------------
                                       Apr. 4,     Jan. 4,     Oct. 5,     Jul. 6,     Apr. 6,     Jan. 5,     Oct. 6,     Jul. 7,
                                        2004        2004        2003        2003        2003        2003        2002        2002
                                      ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
                                                           (unaudited, in thousands except per share amounts)
Statements of Operations Data:
Net revenues....................      $  42,153   $  40,555   $  38,405   $  36,609   $  34,341   $  34,103   $  32,912   $  34,293
Gross profit....................         25,656      25,220      23,319      22,025      19,612      20,591      19,229      21,337
Income (loss) from operations...          2,519       2,462       1,965         441      (1,614)       (951)     (1,587)       (282)
Net income (loss)...............          2,540       2,328       2,283       1,386         231      (1,831)      1,107         404
Net income (loss) per share:
   Basic........................      $    0.10   $    0.09   $    0.09   $    0.06   $    0.01   $   (0.08)  $    0.05   $    0.02
                                      =========   =========   =========   =========   =========   =========   =========   =========
   Diluted......................      $    0.09   $    0.09   $    0.08   $    0.05   $    0.01   $   (0.08)  $    0.04   $    0.02
                                      =========   =========   =========   =========   =========   =========   =========   =========
Shares used in computing net
 income (loss) per share:
   Basic........................         25,620      25,339      25,005      24,550      24,338      24,126      24,531      24,382
                                      =========   =========   =========   =========   =========   =========   =========   =========

   Diluted......................         27,324      27,235      27,101      25,776      25,087      24,126      24,959      26,036
                                      =========   =========   =========   =========   =========   =========   =========   =========


                                                                           Three Months Ended
                                      ---------------------------------------------------------------------------------------------
                                       Apr. 4,     Jan. 4,     Oct. 5,     Jul. 6,     Apr. 6,     Jan. 5,     Oct. 6,     Jul. 7,
                                        2004        2004        2003        2003        2003        2003        2002        2002
                                      ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
As a Percentage of Net Revenues:
Net revenues....................        100.0%      100.0%      100.0%      100.0%      100.0%      100.0%      100.0%      100.0%
Gross profit....................         60.9        62.2        60.7        60.2        57.1        60.4        58.4        62.2
Income (loss) from operations...          6.0         6.1         5.1         1.2        (4.7)       (2.8)       (4.8)       (0.8)
Net income (loss)...............          6.0         5.7         5.9         3.8         0.7        (5.4)        3.4         1.2


Item 3. Quantitative and Qualitative Disclosures About Market Risk

     As of April 4, 2004, our investment portfolio (other than strategic investments) consisted primarily of corporate bonds, floating rate short term notes, and federal and municipal obligations. The principal objectives of our investment activities are to preserve principal, meet liquidity needs, and maximize yields. To meet these objectives, we invest only in high credit quality debt securities with average maturities of less than two years. We also limit the percentage of total investments that may be invested in any one issuer. Corporate investments as a group are also limited to a maximum percentage of our investment portfolio.

     We are exposed to financial market risks, including changes in interest rates. All of the potential changes noted below are based on sensitivity analysis performed on our financial position and expected operating levels at April 4, 2004. Actual results may differ materially.

     Our investments are subject to interest rate risk. An increase in interest rates could subject us to a decline in the market value of our investments. These risks are mitigated by our ability to hold these investments to maturity. A hypothetical 100 basis point increase in interest rates would result in a reduction of approximately $1.4 million in the fair value of our available-for-sale securities held at April 4, 2004.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

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

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits

  Exhibit Number                          Description
 ---------------    ------------------------------------------------------------

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

        (b)         Reports on Form 8-K

     On January 22, 2004, we announced our financial results for the quarter ended January 4, 2004. The full text of the press release issued in connection with the announcement was attached as Exhibit 99.1 to our Current Report on Form 8-K furnished to the SEC on January 22, 2004.




                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                    ACTEL CORPORATION




           Date: May 12, 2004                     /s/ Jon A. Anderson
                                     -------------------------------------------
                                                     Jon A. Anderson
                                                Vice President of Finance
                                               and Chief Financial Officer
                                             (as principal financial officer
                                               and on behalf of Registrant)