Form 10-Q
period 2004-07-04
ACTEL CORP
filed 2004-08-05
CIK 907687

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                     --------------------------------------

                                    FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2004

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

     Number  of  shares  of Common  Stock  outstanding  as of  August  3,  2004:
25,984,164.

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

                                ACTEL CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
               (unaudited, in thousands, except per share amounts)


                                                            Three Months Ended                   Six Months Ended
                                                   --------------------------------------    ------------------------
                                                     Jul. 4,       Jul. 6,       Apr. 4,       Jul. 4,       Jul. 6,
                                                      2004          2003          2004          2004          2003
                                                   ----------    ----------    ----------    ----------    ----------
Net revenues................................       $   43,688    $   36,609    $   42,153    $   85,841    $   70,950
Costs and expenses:
   Cost of revenues.........................           17,054        14,584        16,497        33,551        29,313
   Research and development.................           11,578         9,851        10,663        22,241        19,364
   Selling, general, and
      administrative........................           11,852        11,070        11,811        23,663        22,102
   Amortization of acquisition-related
      intangibles...........................              663           663           663         1,326         1,344
                                                   ----------    ----------    ----------    ----------    ----------
         Total costs and expenses...........           41,147        36,168        39,634        80,781        72,123
                                                   ----------    ----------    ----------    ----------    ----------
Income (loss) from operations...............            2,541           441         2,519         5,060        (1,173)
Interest income and other, net..............              676           815           656         1,332         1,807
                                                   ----------    ----------    ----------    ----------    ----------
Income before tax (benefit) provision.......            3,217         1,256         3,175         6,392           634
Tax (benefit) provision.....................              713          (130)          635         1,348          (983)
                                                   ----------    ----------    ----------    ----------    ----------
Net income..................................       $    2,504    $    1,386    $    2,540    $    5,044    $    1,617
                                                   ==========    ==========    ==========    ==========    ==========
Net income per share:
   Basic....................................       $     0.10    $     0.06    $     0.10    $     0.20    $     0.07
                                                   ==========    ==========    ==========    ==========    ==========
   Diluted..................................       $     0.09    $     0.05    $     0.09    $     0.19    $     0.06
                                                   ==========    ==========    ==========    ==========    ==========
Shares used in computing net income per
share:
   Basic....................................           25,749        24,550        25,620        25,685        24,444
                                                   ==========    ==========    ==========    ==========    ==========
   Diluted..................................           26,584        25,776        27,324        26,954        25,453
                                                   ==========    ==========    ==========    ==========    ==========





       See Notes to Unaudited Consolidated Condensed Financial Statements

                                ACTEL CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)


                                                                                              Jul. 4,       Jan. 4,
                                                                                               2004          2004*
                                                                                           ------------  ------------
                                                                                            (Unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents...........................................................    $     17,816  $     13,648
   Short-term investments..............................................................         148,324       144,765
   Accounts receivable, net............................................................          25,099        20,537
   Inventories, net....................................................................          36,240        38,664
   Deferred income taxes...............................................................          18,786        18,786
   Prepaid expenses and other current assets...........................................           4,153         3,561
                                                                                           ------------  ------------
Total current assets...................................................................         250,418       239,961
Property and equipment, net............................................................          21,174        19,935
Goodwill...............................................................................          32,142        32,142
Other assets, net......................................................................          24,112        24,719
                                                                                           ------------  ------------
                                                                                           $    327,846  $    316,757
                                                                                           ============  ============
                      LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
   Accounts payable....................................................................    $      9,163  $     13,140
   Accrued salaries and employee benefits..............................................           5,842         7,081
   Other accrued liabilities...........................................................           6,171         6,117
   Deferred income on shipments to distributors........................................          29,244        22,545
                                                                                           ------------  ------------
Total current liabilities..............................................................          50,420        48,883
Deferred compensation plan liability...................................................           2,845         2,658
Deferred rent liability................................................................             914           783
                                                                                           ------------  ------------
Total liabilities......................................................................          54,179        52,324
Commitments and contingencies..........................................................
Shareholders' equity:
   Common stock........................................................................              26            25
   Additional paid-in capital..........................................................         189,323       184,674
   Retained earnings ..................................................................          84,562        79,518
   Unearned compensation cost .........................................................               -           (44)
   Accumulated other comprehensive income (loss) ......................................            (244)          260
                                                                                           ------------  ------------
Total shareholders' equity.............................................................         273,667       264,433
                                                                                           ------------  ------------
                                                                                           $    327,846  $    316,757
                                                                                           ============  ============


* Derived from the consolidated audited financial statements included in our report on Form 10-K for the fiscal year ended January 4, 2004.






       See Notes to Unaudited Consolidated Condensed Financial Statements

                                ACTEL CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                                                                Six Months Ended
                                                                                           --------------------------
                                                                                              Jul. 4,       Jul. 6,
                                                                                               2004          2003
                                                                                           ------------  ------------
Operating activities:
    Net income.........................................................................    $      5,044  $      1,617
    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization...................................................           5,073         5,103
       Stock compensation cost recognized..............................................              44            67
       Changes in operating assets and liabilities:
          Accounts receivable..........................................................          (4,562)       (3,563)
          Inventories..................................................................           2,424         3,148
          Deferred income taxes........................................................             245         4,951
          Prepaid expenses and other current assets....................................            (592)        1,152
          Accounts payable, accrued salaries and employee benefits, and other accrued
              liabilities..............................................................          (5,031)       (5,436)
          Deferred income on shipments to distributors.................................           6,699          (175)
                                                                                           ------------  ------------
    Net cash provided by operating activities..........................................           9,344         6,864
Investing activities:
    Purchases of property and equipment................................................          (4,986)       (4,479)
    Purchases of available-for-sale securities.........................................         (81,560)      (89,620)
    Sales and maturities of available for sale securities..............................          77,161        76,717
    Changes in other long term assets..................................................            (441)          144
                                                                                           ------------  ------------
    Net cash used in investing activities..............................................          (9,826)      (17,238)
Financing activities:
    Issuance of common stock under employee stock plans................................           4,650         5,424
                                                                                           ------------  ------------
    Net cash provided by financing activities..........................................           4,650         5,424
                                                                                           ------------  ------------

Net increase (decrease) in cash and cash equivalents...................................           4,168        (4,950)
Cash and cash equivalents, beginning of period.........................................          13,648        18,207
                                                                                           ------------  ------------
Cash and cash equivalents, end of period...............................................    $     17,816  $     13,257
                                                                                           ============  ============
Supplemental disclosures of cash flow information and non-cash investing and financing activities:
Cash paid (received) during the period for taxes, net..................................    $        357  $     (4,777)




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

     These unaudited consolidated condensed financial statements include our accounts and the accounts of our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated on consolidation. These unaudited consolidated condensed financial statements should be read in conjunction with the audited financial statements included in our 2003 Form 10-K. The results of operations for the six months ended July 4, 2004, are not necessarily indicative of results that may be expected for the entire fiscal year, which ends January 2, 2005.

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

                                                            Three Months Ended                   Six Months Ended
                                                   --------------------------------------    ------------------------
                                                     Jul. 4,       Jul. 6,       Apr. 4,       Jul. 4,       Jul. 6,
                                                      2004          2003          2004          2004          2003
                                                   ----------    ----------    ----------    ----------    ----------
                                                          (unaudited, in thousands except per share amounts)

Net income applicable to common stockholders,
as reported.................................       $    2,504    $    1,386    $    2,540    $    5,044    $    1,617
Add back:
Stock-based employee compensation included in
reported net income ........................       $       11    $       33    $       33    $       44    $       67
Less:
Total stock-based employee compensation
expense determined under the fair value method
for all awards, net of tax..................       $   (2,745)   $   (3,499)   $   (2,547)   $   (5,293)   $   (7,113)
                                                   ----------    ----------    ----------    ----------    ----------
Pro forma net income (loss) applicable to
common stockholders.........................       $     (230)   $   (2,080)   $       26    $     (205)   $   (5,429)
                                                   ==========    ==========    ==========    ==========    ==========

Earnings per share as reported:
Basic.......................................       $     0.10    $     0.06    $     0.10    $     0.20    $     0.07
                                                   ==========    ==========    ==========    ==========    ==========
Diluted.....................................       $     0.09    $     0.05    $     0.09    $     0.19    $     0.06
                                                   ==========    ==========    ==========    ==========    ==========

Pro forma earnings (loss) per share:
Basic.......................................       $    (0.01)   $    (0.08)   $     0.00    $    (0.01)   $    (0.22)
                                                   ==========    ==========    ==========    ==========    ==========
Diluted.....................................       $    (0.01)   $    (0.08)   $     0.00    $    (0.01)   $    (0.22)
                                                   ==========    ==========    ==========    ==========    ==========

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

                                ACTEL CORPORATION

3.   Goodwill and Other Acquisition-Related Intangibles

     During 1999 and 2000, we completed the acquisitions of AutoGate Logic, Inc.
(AGL), Prosys Technology, Inc., and GateField Corporation (GateField), resulting in a significant amount of goodwill and identified intangible assets. At July 4, 2004 and January 4, 2004, we had $32.1 million of net goodwill. At the beginning of 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition. This standard requires that goodwill no longer be amortized, and instead goodwill is to be tested for impairment annually or more frequently if certain events or changes in circumstances indicate that the carrying value may not be recoverable. We completed our annual goodwill impairments tests as of January 4, 2004, and noted no impairment. Our next annual impairment test will be performed in the fourth quarter of 2004. No indicators of impairment were present during the six months ended July 4, 2004.

     At July 4, 2004, we have definite-lived intangible assets arising from our acquisitions of AGL, Prosys Technology, Inc., and GateField with a net book value of $3.2 million, which are being amortized on a straight line basis over their estimated lives. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we recognize impairment losses on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the net book value of those assets. The impairment loss, if any, is measured by comparing the fair value of the asset to its carrying value. Fair value is based on discounted cash flows using present value techniques identified in SFAS No. 144. No indicators of impairment were present during the six months ended July 4, 2004.

     We made no acquisitions of intangible assets during the first two quarters of 2004. Identified intangible assets as of July 4, 2004, consisted of the following:

                                                                                 Gross       Accumulated
                                                                                 Assets     Amortization      Net
                                                                               ----------    ----------    ----------
                                                                                    (unaudited, in thousands)

Acquisition-related developed technology................................       $   11,454    $   (8,688)   $    2,766
Other acquisition-related intangibles...................................            2,600        (2,177)          423
Acquired patents........................................................              516          (456)           60
                                                                               ----------    ----------    ----------
         Total identified intangible assets.............................       $   14,570    $  (11,321)   $    3,249
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
                                                                               ==========    ==========    ==========

                                ACTEL CORPORATION

     All of our identified intangible assets are subject to amortization. Amortization of identified intangibles included the following:

                                                            Three Months Ended                   Six Months Ended
                                                   --------------------------------------    ------------------------
                                                     Jul. 4,       Jul. 6,       Apr. 4,       Jul. 4,       Jul. 6,
                                                      2004          2003          2004          2004          2003
                                                   ----------    ----------    ----------    ----------    ----------
                                                                      (unaudited, in thousands)

Acquisition-related developed technology....       $      573    $      573    $      573    $    1,146    $    1,145
Other acquisition-related intangibles.......               83            83            83           166           166
Acquired patents............................                7             7             7            14            33
                                                   ----------    ----------    ----------    ----------    ----------
         Total amortization expense.........       $      663    $      663    $      663    $    1,326    $    1,344
                                                   ==========    ==========    ==========    ==========    ==========


Based on the carrying value of identified intangible assets recorded at July 4, 2004, and assuming no subsequent impairment of the underlying assets or acquisition of other identified intangible assets, the annual amortization expense is expected to be $2.7 million for 2004, $1.9 million for 2005, and none thereafter.

4.   Inventories

     Inventories consist of the following:

                                                                                              Jul. 4,       Jan. 4,
                                                                                               2004          2004
                                                                                           ------------  ------------
                                                                                           (unaudited, in thousands)

Inventories, net:
   Purchased parts and raw materials...................................................    $      5,251  $      5,243
   Work-in-process.....................................................................          25,077        29,243
   Finished goods......................................................................           5,912         4,178
                                                                                           ------------  ------------
                                                                                           $     36,240  $     38,664
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

     During 2003, we modified our inventory valuation policies to account for "last time buy" inventory purchases. Last time buys occur when a wafer supplier is about to shut down the manufacturing line used to make a product and current inventories are insufficient to meet foreseeable future demand. We made last time buys of certain products from our wafer suppliers in 2003. Since this inventory was not acquired to meet current demand, we did not believe the application of our existing inventory write down policy was appropriate, so a discrete write down policy was established for inventory purchased in last time buy transactions. As a consequence, these transactions and the related inventory are excluded from the standard excess and obsolescence write down policy. Inventory purchased in last time buy transactions is evaluated on an ongoing basis for indications of excess or obsolescence based on rates of actual sell through; expected future demand for those products over a longer time horizon; and any other qualitative factors that may indicate the existence of excess or obsolete inventory. In the event that actual sell through does not meet expectations and estimations of expected future demand decrease, last time buy inventory could be written down in the future. Evaluations of last time buy inventory during the first six months of 2004 did not result in any write downs.

                                ACTEL CORPORATION

5.       Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share:

                                                            Three Months Ended                   Six Months Ended
                                                   --------------------------------------    ------------------------
                                                     Jul. 4,       Jul. 6,       Apr. 4,       Jul. 4,       Jul. 6,
                                                      2004          2003          2004          2004          2003
                                                   ----------    ----------    ----------    ----------    ----------
                                                          (unaudited, in thousands except per share amounts)

Basic:
   Weighted-average common shares outstanding..        25,749        24,550        25,620        25,685        24,444
                                                   ==========    ==========    ==========    ==========    ==========
   Net income..................................    $    2,504    $    1,386    $    2,540    $    5,044    $    1,617
                                                   ==========    ==========    ==========    ==========    ==========
   Net income per share........................    $     0.10    $     0.06    $     0.10    $     0.20    $     0.07
                                                   ==========    ==========    ==========    ==========    ==========
Diluted:
   Weighted-average common shares outstanding..        25,749        24,550        25,620        25,685        24,444
                                                   ==========    ==========    ==========    ==========    ==========
   Net effect of dilutive employee stock
     options - based on the treasury stock
     method....................................           835         1,226         1,704         1,270         1,009
                                                   ----------    ----------    ----------    ----------    ----------
   Shares used in computing net income per
     share.....................................        26,584        25,776        27,324        26,954        25,453
                                                   ==========    ==========    ==========    ==========    ==========
   Net income .................................    $    2,504    $    1,386    $    2,540    $    5,044    $    1,617
                                                   ==========    ==========    ==========    ==========    ==========
   Net income per share........................    $     0.09    $     0.05    $     0.09    $     0.19    $     0.06
                                                   ==========    ==========    ==========    ==========    ==========

                                ACTEL CORPORATION

6.   Comprehensive Income (Loss)

     The components of comprehensive income (loss), net of tax, are as follows:

                                                            Three Months Ended                   Six Months Ended
                                                   --------------------------------------    ------------------------
                                                     Jul. 4,       Jul. 6,       Apr. 4,       Jul. 4,       Jul. 6,
                                                      2004          2003          2004          2004          2003
                                                   ----------    ----------    ----------    ----------    ----------
                                                          (unaudited, in thousands except per share amounts)

Net income..................................       $    2,504    $    1,386    $    2,540    $    5,044    $    1,617
Change in gain on available-for-sale securities          (544)          173            68          (476)          251
Less reclassification adjustment for gains
   included in net income...................               (4)         (165)          (23)          (27)         (332)
                                                   ----------    ----------    ----------    ----------    ----------
Other comprehensive income (loss)...........             (548)            8            45          (503)          (81)
                                                   ----------    ----------    ----------    ----------    ----------
Total comprehensive income..................       $    1,956    $    1,394    $    2,585    $    4,541    $    1,536
                                                   ==========    ==========    ==========    ==========    ==========

     Accumulated other comprehensive income is presented on the accompanying consolidated condensed balance sheets and consists of the accumulated net unrealized gain (loss) on available-for-sale securities.


7.   Product Warranty

     Our product warranty accrual includes specific accruals for known product issues and an accrual for an estimate of incurred but unidentified product issues based on historical activity. Based on historical activity and the related expense for known product issues, the warranty accrual was not significant for any of the periods presented.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     In this Quarterly Report on Form 10-Q, Actel Corporation and its consolidated subsidiaries are referred to as "we," "us," "our," or "Actel." You should read the information in this Quarterly Report with the Risk Factors at the end of Part I. Unless otherwise indicated, the information in this Quarterly Report is given as of August 5, 2004, and we undertake no obligation to update any of the information, including forward-looking statements. All forward-looking statements are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements containing words such as "anticipates," "believes," "estimates," "expects," intends," "plans," "seeks," and variations of such words and similar expressions are intended to identify the forward-looking statements. Our actual results may differ materially from those projected in the forward-looking statements for many reasons, including those set forth in the Risk Factors.

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

     This overview summarizes several of the key trends, uncertainties, and performance indicators on which our executives were focused during the second quarter of 2004, and supplements the overview contained in our Annual Report on Form 10-K. The overviews are intended to be selective (rather than comprehensive) in scope and to provide context for the discussion and analysis of our financial statements that follows.

     High Reliability Technology and Market

     We believe that we are the world's leading supplier of military, avionics, and space-grade FPGAs. This is a market in which the customers are extremely conscientious and demand the very highest levels of quality and reliability. To that end, we have conducted analysis of and experiments on the reliability of our RTSX-S space-qualified FPGAs for almost a year at the behest of an ad-hoc industry group, and we anticipate that those investigations will continue for at least several more months. During the second quarter, we released a new programming algorithm that increases the reliability of RTSX-S FPGAs from the original manufacturer and announced the availability of even more reliable RTSX-S FPGAs from United Microelectronics Corporation (UMC). See the Risk Factors set forth at the end of Part I of this Quarterly Report on Form 10-Q for more information. During the second quarter, we also announced the availability of engineering samples for all three devices in our new high-density RTAX-S family of radiation-tolerant FPGAs.

     The ongoing RTSX-S investigations have created a window of opportunity for new competitors in this market. Since the beginning of the second quarter, Atmel Corporation and Aeroflex Colorado Springs announced the availability of their first radiation-hardened FPGAs. The Atmel product is an SRAM-based FPGA developed for low gate count space applications. The Aeroflex part is manufactured on antifuse process technologies from QuickLogic Corporation, which also provides software and hardware tools. Like our RTSX-S devices, the Atmel and Aeroflex parts will serve the low (or "glue logic") end of the high-reliability market. We do not anticipate losing many (if any) existing RTSX-S sockets to these parts. With respect to new designs, our RTAX-S FPGAs have more memory and radiation specifications as good as or better than the Atmel and Aeroflex parts. Unlike the Atmel and Aeroflex parts, our RTAX-S FPGAs will also serve the high (or "ASIC replacement") end of the high-reliability market, which we think is at least twice as large as the low end of the market. For this reason, we believe that we will expand our share of the aerospace and defense market over the next several years despite the RTSX-S investigations and new competition.

     Key  Performance Indicators

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

     Measured as end-customer orders placed on us and our distributors, bookings for the second quarter of 2004 were lower than the first quarter, but still the second highest since the fourth quarter of 2000. Backlog was also lower at the end of the second quarter of 2004 than at the end of the first quarter. Total design wins were up again in the second quarter of 2004, as were the design wins for both our flash and antifuse technologies. Product development progress during the second quarter of 2004 was solid. As discussed above, we began sampling our new high-density RTAX-S family of radiation-tolerant FPGAs, and we remained on track to sample our third general flash family later this year.

Critical Accounting Policies and Estimates

     Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosure of contingent assets and liabilities. The U.S. Securities and Exchange Commission (SEC) has defined the most critical accounting policies as those that are most important to the portrayal of our financial condition and results and also require us to make the most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical policies include inventories, intangible assets and goodwill, income taxes, and legal matters. These policies, as well as the estimates and judgments involved, are discussed below. No significant changes to critical accounting policies or to the related estimates and judgments involved in applying these policies were made during the three or six months ended July 4, 2004. We also have other key accounting policies that either do not generally require us to make estimates and judgments that are as difficult or as subjective or they are less likely to have a material impact on our reported results of operations for a given period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates. In addition, if these estimates or their related assumptions change in the future, it could result in material changes in the income statement.

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

     During 2003, we modified our inventory valuation policies to account for "last time buy" inventory purchases. Last time buys occur when a wafer supplier is about to shut down the manufacturing line used to make a product and current inventories are insufficient to meet foreseeable future demand. We made last time buys of certain products from our wafer suppliers in 2003. Since this inventory was not acquired to meet current demand, we did not believe the application of our existing inventory write down policy was appropriate, so a discrete write down policy was established for inventory purchased in last time buy transactions. As a consequence, these transactions and the related inventory are excluded from the standard excess and obsolescence write down policy. Inventory purchased in last time buy transactions is evaluated on an ongoing basis for indications of excess or obsolescence based on rates of actual sell through; expected future demand for those products over a longer time horizon; and any other qualitative factors that may indicate the existence of excess or obsolete inventory. In the event that actual sell through does not meet expectations and estimations of expected future demand decrease, last time buy inventory could be written down. Evaluations of last time buy inventory during the first six months of 2004 did not result in any write downs.

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

     At July 4, 2004, we had identified intangible assets arising from prior business acquisitions that are being amortized on a straight line basis over their estimated lives. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we recognize impairment losses on identified intangible assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the net book value of those assets. The impairment loss is measured by comparing the fair value of the asset to its carrying value. Fair value is based on discounted cash flows using present value techniques identified in SFAS No. 144. We assessed our identified intangible assets for impairment in accordance with SFAS No. 144 as of the end of the second quarter of 2004, and noted no impairment. If these estimates or their related assumptions change in the future, it could result in lower estimated future cash flows that may not support the current carrying value of these assets, which would require us to record impairment charges for these assets.

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

Results of Operations

     Net  Revenues

     Net revenues were $43.7 million for the second quarter of 2004, a 4% increase from the first quarter of 2004 and a 19% increase from the second quarter of 2003. Quarterly net revenues increased sequentially due to a 14% increase in unit shipments of field programmable gate arrays (FPGAs) offset by a 9% decrease in the overall average selling price (ASP) of FPGAs. Quarterly net revenues increased from a year ago due to an 18% increase in unit shipments, while ASP remained flat compared with the second quarter of 2003. Unit volumes and ASP levels fluctuate principally because of changes in the mix of products sold. Our product portfolio includes products ranging from devices with lower ASPs, which typically sell in higher volumes, to devices with higher ASPs, which typically sell in lower volumes. The sequential increase in units shipped and decrease in average ASPs was based on a shift in demand for the quarter that more heavily favored lower ASP products. The increase in units sold compared with the second quarter of 2003 was the result of increased unit sales of our newer product families.

     Net revenues were $85.8 million for the first six months of fiscal 2004, an increase of 21% from the first six months of fiscal 2003. Six-month net revenues increased due to a 12% increase in unit shipments, combined with a 7% increase in overall ASP. The increase in unit shipments for the six months was driven primarily by increased sales of our new product families while the six month increase in ASPs was the result of a shift toward higher ASP versions of our mature product families.

     Gross Margin

     Gross margin was 61.0% of net revenues for the second quarter of 2004 compared with 60.9% for the first quarter of 2004 and 60.2% for the second quarter of 2003. Gross margin in the first and second quarter of 2004 and the second quarter of 2003 was within our expected range of 60% to 63% and fluctuated primarily based on shifts in the mix of product sold.

     Gross margin was 60.9% of net revenues for the first six months of 2004 compared with 58.7% for the first six months of 2003. Gross margin for the first six months of 2003 was impacted by the mix of products sold during the first quarter of 2003, which contained a heavier concentration of lower gross margin product sales.

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

     Research and Development (R&D)

     R&D expenditures were $11.6 million, or 27% of net revenues, for the second quarter of 2004 compared with $10.7 million, or 25% of net revenues, for the first quarter of 2004 and $9.9 million, or 27% of revenues, for the second quarter of 2003. R&D spending in the second quarter of 2004 increased compared with the first quarter of 2004 due to spending on materials such as masks and test chips related to new product development. The first Company-wide salary increases since the year 2000 were paid during the second quarter of 2004, but the impact on operating spending was generally offset during the quarter of 2004 by a mandatory Company shutdown during the last five days of the quarter.

     R&D expenditures were $22.2 million, or 26% of net revenues, for the first six months of 2004 compared with $19.4 million, or 27% of net revenues, for the first six months of 2003. R&D spending increased in real dollars in the first six months of 2004 compared with the first six months of 2003 primarily due to spending for materials such as masks and test chips related to new product development and increased costs for salaries, taxes and benefits associated with increased headcount.

     Selling, General, and Administrative (SG&A)

     SG&A expenses were $11.9 million, or 27% of net revenues, for the second quarter of 2004 compared with $11.8 million, or 28% of net revenues, for the first quarter of 2004 and $11.1 million, or 30% of net revenues, for the second quarter of 2003. SG&A expenses were $23.7 million, or 28% of net revenues, for the first six months of 2004 compared with $22.1 million, or 31% of net revenues, for the first six months of fiscal 2003.

     The increase in SG&A spending during the three and six months ended July 4, 2004 compared with SG&A spending in the three and second six months ended July 6, 2003 was the result of increased selling expenses on higher revenue, increased professional service fees related to Sarbanes-Oxley compliance and increased costs for salaries, taxes and benefits associated with increased headcount.

     Amortization of Acquisition-Related Intangibles

     Amortization of acquisition-related intangibles was $0.7 million for all quarters presented and $1.3 million for the first six months of 2004 and 2003. We did not consummate any business combinations during fiscal 2003 or during the first two quarters of fiscal 2004. Amortization of acquisition-related intangibles is recurring amortization of acquisition-related intangibles purchased prior to fiscal 2003 over their estimated useful lives based on the straight-line method. See Note 3 of Notes to Unaudited Consolidated Condensed Financial Statements for further discussion of SFAS Nos. 142 and 144.

     Interest Income and Other, Net

     Interest income and other, net was $0.7 million for the second quarter of 2004 compared with $0.7 million for the first quarter of 2004 and $0.8 million for the second quarter of 2003. Interest income and other, net was $1.3 million for the first six months of 2004 compared with $1.8 million for the first six months of 2003. The quarterly and six-month decreases compared with 2003 were due to lower interest rates available in the market and lower gains realized on our short-term investments, which were partially offset by increased cash available for investment.

     Tax  (Benefit) Provision

     The tax provision was $0.7 million for the second quarter of 2004 compared with a provision of $0.6 million for the first quarter of 2004 and a benefit of $0.1 million for the second quarter of 2003. The tax provision for the first six months of 2004 is based on an annual tax rate which was calculated based on our expected level of profitability and included items such as income from tax-exempt securities, the state composite rate, and recognition of certain deferred tax assets subject to valuation allowances. The estimated rate calculated for 2004 only contains a half year of credit for the R&D tax credit as the extension of the R&D tax credit past its expiration date in the second quarter of 2004 has not been signed into law. If the R&D tax credit is extended, we will experience a benefit to our tax rate due to the inclusion of a full year's worth of R&D tax credits in the rate calculation. The $0.1 million and $1.0 million tax credits for the second quarter and first six months of 2003, respectively, were based on low amounts of tax arising from application of the tax rate to the pre-tax income more than offset by the impact of tax credits for R&D activities which resulted in a net tax credit.

     Our tax position is based on the estimated annual tax rate in compliance with SFAS No. 109, "Accounting for Income Taxes." Significant components affecting the effective tax rate include federal R&D credits, income from tax-exempt securities, the state composite rate, and recognition of certain deferred tax assets subject to valuation allowances.

Liquidity and Capital Resources

     Our cash, cash equivalents, and short-term investments were $166.1 million at the end of the second quarter of 2004 compared with $158.4 million at the beginning of the year.

     Cash provided by operating activities was $9.3 million for the first six months of 2004 compared with $6.9 million for the first six months of 2003. The increase in cash provided by operations resulted primarily from increased net income and shipments to distributors in the first six months of 2004, partially offset by an income tax refund of $5.0 million for taxes paid in prior years that was received in the first quarter of 2003.

     Capital expenditures were $5.0 million for the first six months of 2004 compared with $4.5 million for the first six months of 2003. Sales of common stock under employee stock plans provided $4.7 million of cash for the first six months of 2004 compared with $5.4 million for the first six months of 2003.

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

          As is also common in the semiconductor industry, our independent wafer suppliers from time to time experience lower than anticipated yields of usable die. Wafer yields can decline without warning and may take substantial time to analyze and correct, particularly for a company (like us) that does not operate a manufacturing facility but instead utilizes independent facilities, almost all of which are offshore. Yield problems are most common on new processes or at new foundries, particularly when new technologies are involved. Our FPGAs are also manufactured using customized processing steps, which may increase the incidence of production yield problems as well as the amount of time needed to achieve satisfactory, sustainable wafer yields on new processes and new products. Lower than expected yields of usable die could reduce our gross margin, which would adversely affect our quarterly operating results. In addition, in order to win designs, we generally must price new products on the assumption that manufacturing cost reductions will be achieved, which often do not occur as soon as expected. The failure to achieve expected manufacturing cost reductions could reduce our gross margin, which would adversely affect our quarterly operating results.

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

     o    Background

          During 2003, several U.S. government contractors reported a small percentage of functional failures in our RTSX-S and SX-A antifuse devices manufactured on a 0.25 micron antifuse process at the original manufacturer of those FPGAs.

          o    Actel Failure Analyses

               Four of the U.S. government contractors reporting functional failures submitted their devices to us for failure analysis. Our failure analyses concluded that each of the submitted devices had been damaged by electrical overstress.

          o    Other Actel Experiments

               In addition to the failure analyses, we have conducted numerous experiments to (among other things) characterize the vulnerability of programmed 0.25-micron antifuses from the manufacturer to electrical overstress and determine if we can detect and screen-out 0.25-micron antifuse devices from the original manufacturer that are particularly vulnerable to electrical overstress.

          o    Industry Group and Tiger Team

               An ad-hoc industry group lead by The Aerospace Corporation (Aerospace) was established to examine the electrical overstress problem. The industry group formed a "Tiger Team" to develop and analyze experimental data, characterize antifuse electrical overstress damage, and identify the root cause of the antifuse electrical overstress damage.

          o    Aerospace Closure Plan

               On February 13, 2004, Aerospace presented to the industry group a plan consisting of 12 projects to resolve the electrical overstress issue (Closure Plan). To date, four of the projects have been completed, one project has not yet begun, and the remaining projects are ongoing. The data from one of the completed experiments indicates that our 0.25-micron antifuse devices from the original manufacturer fail due to electrical overstress damage at the rate of 4.6% when they are programmed with an extremely stressful design and exposed to voltages only slightly outside of our published datasheet limits (P7 test). We estimate that the design used in the P7 test increases the failure rate by almost an order of magnitude (5x-10x) compared with normal customer designs. We also believe that the data from the P7 test evidences failures of an infant mortality type, but at least some members of the Tiger Team may believe otherwise. If the failures are of an infant mortality type, confidence in the reliability of the parts increases after a period of in-system operation. If the failures are not of an infant mortality type, this kind of screen may not be feasible.

          o    New Programming Algorithm

               On May 19, 2004, we released a new programming algorithm that generally makes our 0.25-micron antifuse devices from the original manufacturer less vulnerable to electrical overstress damage. In the P7 test, the rate at which antifuses fail due to electrical overstress damage in parts using the new algorithm is about six times (6x) better than in parts using the original algorithm. We have also tested numerous additional parts using our standard qualification design, with no failures. We believe that the new algorithm fixes the bulk of problems observed with the old algorithm and are seeking to fix the rest.

          o    UMC

               On June 21, 2004, we announced the availability of RTSX-S devices from UMC, which has run our 0.25-micron antifuse process since 2000. Analysis and testing is continuing, but to date we have found no antifuse failures due to electrical overstress damage in the UMC parts that have been tested using either the P7 test or our standard qualification design.

          o    Conclusions to Date

               The experiments and analysis are ongoing, but at this time we:

                    have concluded that a small percentage of our 0.25-micron antifuses from the original manufacturer are particularly vulnerable to electrical overstress damage;

                    think that the vulnerable 0.25-micron antifuses could fail from electrical overstress damage even when the devices are not exposed to voltages outside of our published datasheet limits;

                    believe that, irrespective of whether vulnerable 25-micron antifuses are exposed to voltages outside of our published datasheet limits, any failures that occur as a result of electrical overstress damage are of the infant mortality type (but at least some members of the Tiger Team may believe otherwise);

                    have released a new programming algorithm that greatly reduces the percentage of our 0.25-micron antifuses from the original manufacturer that are particularly vulnerable to electrical overstress damage; and

                    have qualified UMC to manufacture our RTSX-S and SX-A devices on a 0.25-micron process that does not appear to create antifuses that are particularly vulnerable to electrical overstress damage.

     o A recall of our 0.25-micron antifuse FPGAs could have a materially adverse effect on our revenues and operating results.

          At this time we think there is only a slight chance that we will recall RTSX-S FPGAs or 0.25-micron SX-A FPGAs from the original manufacturer. In any recall, we would try to replace the recalled parts. The expenses associated with a recall and the replacement of parts would adversely and perhaps materially affect our operating results. If we were unable to replace the recalled parts, we would offer refunds to our customers, which would have a materially adverse affect on our operating results. Any recall would also adversely and perhaps materially affect our revenues if new shipments were constrained by supply and/or demand.

     o A significant number of warranty returns or the write-off of inventory could have a materially adverse effect on our revenues and/or operating results.

          Our warranty obligation, when it exists, is to repair or replace defective parts or refund the purchase price. Our revenues and operating results could be adversely affected by a significant number of warranty returns if we were unable to replace the returned parts and had to make refunds or if parts were not available for new shipments. In addition, if we determined that parts from the original manufacturer were no longer salable, we would write-down our inventory of such products, which would adversely and perhaps materially affect our operating results for the period in which such determination was made.

     o While the investigations are continuing, our customers may defer placing new orders, defer the shipment of existing orders, or cancel existing orders.

          The electrical overstress problem has caused more anxiety among some members of the industry group than others. While most members have continued to order parts from us, some have behaved more cautiously. To whatever extent our customers take a "wait-and-see" attitude while the investigations are continuing, our revenues and operating results could be adversely affected. Some customers may also explore alternatives, which might cause us to lose existing or future orders irrespective of any conclusions reached about the root cause of the electrical overstress problem.

     o The electrical overstress problem may harm our reputation in the industry, which could have a long-term materially adverse affect on our business.

          The questions raised by the electrical overstress problem concerning the reliability of our space-grade RTSX-S devices may undermine our reputation in an industry to which we have been a major supplier. To whatever extent our customers have doubts about the reliability of our parts, they may seek to use other suppliers, which could harm our business irrespective of any conclusions reached about the root cause of the electrical overstress problem.

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

     o Our revenues and operating results may be adversely affected by future downturns at of any our major customers.

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

     We have adopted an Employee Retention Plan that provides for payment of a benefit to our employees who hold unvested stock options in the event of a change of control. Employees receive the payment if they remain employed for six months after the change of control or are terminated without cause during the six months. Each of our executive officers has also entered into a Management Continuity Agreement, which provides for the acceleration of stock options unvested at the time of a change of control in the event the executive officer's employment is actually or constructively terminated other than for cause following the change of control. While these arrangements are intended to make executive officers and other employees neutral towards a potential change of control, they could have the effect of biasing some or all executive officers or employees in favor of a change of control.

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

Additional Quarterly Information

     The following table presents certain unaudited quarterly results for each of the eight quarters in the period ended July 4, 2004. In our opinion, all necessary adjustments (consisting only of normal recurring accruals) have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with our audited consolidated condensed financial statements and notes thereto included in our 2003 Form 10-K. However, these quarterly operating results are not indicative of the results for any future period.

                                                                           Three Months Ended
                                      ---------------------------------------------------------------------------------------------
                                       Jul. 4,     Apr. 4,     Jan. 4,     Oct. 5,     Jul. 6,     Apr. 6,     Jan. 5,     Oct. 6,
                                        2004        2004        2004        2003        2003        2003        2003        2002
                                      ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
                                                            (unaudited, in thousands except per share amounts)
Statements of Operations Data:
Net revenues........................  $  43,688   $  42,153   $  40,555   $  38,405   $  36,609   $  34,341   $  34,103   $  32,912
Gross profit........................     26,634      25,656      25,220      23,319      22,025      19,612      20,591      19,229
Income (loss) from operations.......      2,541       2,519       2,462       1,965         441      (1,614)       (951)     (1,587)
Net income (loss)...................      2,504       2,540       2,328       2,283       1,386         231      (1,831)      1,107
Net income (loss) per share:
   Basic............................  $    0.10   $    0.10   $    0.09   $    0.09   $    0.06   $    0.01   $   (0.08)  $    0.05
                                      =========   =========   =========   =========   =========   =========   =========   =========
   Diluted..........................  $    0.09   $    0.09   $    0.09   $    0.08   $    0.05   $    0.01   $   (0.08)  $    0.04
                                      =========   =========   =========   =========   =========   =========   =========   =========
Shares used in computing net income
   (loss) per share:
   Basic............................     25,749      25,620      25,339      25,005      24,550      24,338      24,126      24,531
                                      =========   =========   =========   =========   =========   =========   =========   =========
   Diluted..........................     26,584      27,324      27,235      27,101      25,776      25,087      24,126      24,959
                                      =========   =========   =========   =========   =========   =========   =========   =========

                                                                           Three Months Ended
                                      ---------------------------------------------------------------------------------------------
                                       Jul. 4,     Apr. 4,     Jan. 4,     Oct. 5,     Jul. 6,     Apr. 6,     Jan. 5,     Oct. 6,
                                        2004        2004        2004        2003        2003        2003        2003        2002
                                      ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
As a Percentage of Net Revenues:
Net revenues........................     100.0%      100.0%      100.0%      100.0%      100.0%      100.0%      100.0%      100.0%
Gross profit........................      61.0        60.9        62.2        60.7        60.2        57.1        60.4        58.4
Income (loss) from operations.......       5.8         6.0         6.1         5.1         1.2        (4.7)       (2.8)       (4.8)
Net income (loss)...................       5.7         6.0         5.7         5.9         3.8         0.7        (5.4)        3.4


Item 3. Quantitative and Qualitative Disclosures About Market Risk

     As of July 4, 2004, our investment portfolio (other than strategic investments) consisted primarily of corporate bonds, floating rate short term notes, and federal and municipal obligations. The principal objectives of our investment activities are to preserve principal, meet liquidity needs, and maximize yields. To meet these objectives, we invest only in high credit quality debt securities with average maturities of less than two years. We also limit the percentage of total investments that may be invested in any one issuer. Corporate investments as a group are also limited to a maximum percentage of our investment portfolio.

     We are exposed to financial market risks, including changes in interest rates. All of the potential changes noted below are based on sensitivity analysis performed on our financial position and expected operating levels at July 4, 2004. Actual results may differ materially.

     Our investments are subject to interest rate risk. During the six months ended July 4, 2004, interest rates available in the market for government and corporate bonds experienced an increase. During that time our investment portfolio consisting of government and corporate bonds decreased $0.8 million. A further increase in interest rates could subject us to a decline in the market value of our investments. These risks are mitigated by our ability to hold these investments to maturity. A hypothetical 100 basis point increase in interest rates would result in a reduction of approximately $1.5 million in the fair value of our available-for-sale securities held at July 4, 2004.

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

                          PART II -- OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

  Exhibit Number                         Description
 ----------------   ------------------------------------------------------------

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


     (b)  Reports on Form 8-K


     On April 23, 2004, we announced our financial results for the three months ended April 4, 2004. The full text of the press release issued in connection with the announcement was attached as Exhibit 99.1 to our Current Report on Form 8-K furnished to the SEC on April 23, 2004.

     On June 9, 2004, we posted on our website a financial update regarding our expectations for the second quarter of 2004. The full text of the financial update was attached as Exhibit 99.1 to our Current Report on Form 8-K furnished to the SEC on June 9, 2004.


                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                        ACTEL CORPORATION




                   Date: August 4, 2004                /s/ Jon A. Anderson
                                                 -------------------------------
                                                         Jon A. Anderson
                                                   Vice President of Finance
                                                  and Chief Financial Officer
                                                (as principal financial officer
                                                  and on behalf of Registrant)