Form 10-Q
period 2004-10-03
ACTEL CORP
filed 2004-11-12
CIK 907687

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                     --------------------------------------

                                    FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2004

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

     Number of shares of Common  Stock  outstanding  as of  November  10,  2004:
25,349,530

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

                                ACTEL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (unaudited, in thousands, except per share amounts)


                                                            Three Months Ended                  Nine Months Ended
                                                   --------------------------------------    ------------------------
                                                     Oct. 3,       Oct. 5,       Jul. 4,       Oct. 3,       Oct. 5,
                                                      2004          2003          2004          2004          2003
                                                   ----------    ----------    ----------    ----------    ----------
Net revenues................................       $   39,439    $   38,405    $   43,688    $  125,280    $  109,355
Costs and expenses:
   Cost of revenues.........................           16,036        15,086        17,054        49,587        44,399
   Research and development.................           11,959        10,234        11,578        34,200        29,598
   Selling, general, and
      administrative........................           11,637        10,457        11,852        35,300        32,559
   Amortization of acquisition-related
      intangibles...........................              662           663           663         1,988         2,007
                                                   ----------    ----------    ----------    ----------    ----------
         Total costs and expenses...........           40,294        36,440        41,147       121,075       108,563
                                                   ----------    ----------    ----------    ----------    ----------
Income (loss) from operations...............             (855)        1,965         2,541         4,205           792
Interest income and other, net..............              821           754           676         2,153         2,470
Gain (loss) on sales and write-downs of
   equity investments.......................                -             -             -             -            91
                                                   ----------    ----------    ----------    ----------    ----------
Income (loss) before tax (benefit)
   provision................................              (34)        2,719         3,217         6,358         3,353
Tax (benefit) provision.....................             (551)          436           713           797          (547)
                                                   ----------    ----------    ----------    ----------    ----------
Net income..................................       $      517    $    2,283    $    2,504    $    5,561    $    3,900
                                                   ==========    ==========    ==========    ==========    ==========
Net income per share:
   Basic....................................       $     0.02    $     0.09    $     0.10    $     0.22    $     0.16
                                                   ==========    ==========    ==========    ==========    ==========
   Diluted..................................       $     0.02    $     0.08    $     0.09    $     0.21    $     0.15
                                                   ==========    ==========    ==========    ==========    ==========
Shares used in computing net income per
share:
   Basic....................................           25,600        25,005        25,749        25,656        24,631
                                                   ==========    ==========    ==========    ==========    ==========
   Diluted..................................           25,930        27,101        26,584        26,613        25,974
                                                   ==========    ==========    ==========    ==========    ==========





       See Notes to Unaudited Condensed Consolidated Financial Statements

                                ACTEL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                                              Oct. 3,       Jan. 4,
                                                                                                2004         2004*
                                                                                           ------------  ------------
                                                                                            (Unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents...........................................................    $     10,508  $     13,648
   Short-term investments..............................................................         147,515       144,765
   Accounts receivable, net............................................................          24,317        20,537
   Inventories, net....................................................................          37,345        38,664
   Deferred income taxes...............................................................          18,786        18,786
   Prepaid expenses and other current assets...........................................           4,417         3,561
                                                                                           ------------  ------------
Total current assets...................................................................         242,888       239,961
Property and equipment, net............................................................          22,517        19,935
Goodwill...............................................................................          32,142        32,142
Other assets, net......................................................................          23,453        24,719
                                                                                           ------------  ------------
                                                                                           $    321,000  $    316,757
                                                                                           ============  ============
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable....................................................................    $     10,508  $     13,140
   Accrued salaries and employee benefits..............................................           4,867         7,081
   Other accrued liabilities...........................................................           5,396         6,117
   Deferred income on shipments to distributors........................................          29,040        22,545
                                                                                           ------------  ------------
Total current liabilities..............................................................          49,811        48,883
Deferred compensation plan liability...................................................           2,897         2,658
Deferred rent liability................................................................             979           783
                                                                                           ------------  ------------
Total liabilities......................................................................          53,687        52,324
Commitments and contingencies..........................................................
Shareholders' equity:
    Common stock.......................................................................              25            25
   Additional paid-in capital..........................................................         187,127       184,674
   Retained earnings ..................................................................          80,342        79,518
   Unearned compensation cost .........................................................               -           (44)
   Accumulated other comprehensive income (loss) ......................................            (181)          260
                                                                                           ------------  ------------
Total shareholders' equity.............................................................         267,313       264,433
                                                                                           ------------  ------------
                                                                                           $    321,000  $    316,757
                                                                                           ============  ============


* Derived from the consolidated audited financial statements included in our report on Form 10-K for the fiscal year ended January 4, 2004.






       See Notes to Unaudited Condensed Consolidated Financial Statements

                                ACTEL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                                                               Nine Months Ended
                                                                                           --------------------------
                                                                                              Oct. 3,       Oct. 5,
                                                                                               2004          2003
                                                                                           ------------  ------------
Operating activities:
    Net income.........................................................................    $      5,561  $      3,900
    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization...................................................           7,748         7,594
       Stock compensation cost recognized..............................................              44           101
       Changes in operating assets and liabilities:
          Accounts receivable..........................................................          (3,780)        2,796
          Inventories..................................................................           1,319         1,273
          Deferred income taxes........................................................             395         4,944
          Prepaid expenses and other current assets....................................            (856)         (519)
          Accounts payable, accrued salaries and employee benefits, and other accrued
              liabilities..............................................................          (5,371)       (5,977)
          Deferred income on shipments to distributors.................................           6,495        (4,933)
                                                                                           ------------  ------------
    Net cash provided by operating activities..........................................          11,555         9,179
Investing activities:
    Purchases of property and equipment................................................          (8,341)       (7,571)
    Purchases of available-for-sale securities.........................................        (137,476)     (126,789)
    Sales and maturities of available for sale securities..............................         133,991       108,438
    Changes in other long term assets..................................................            (585)           64
                                                                                           ------------  ------------
    Net cash used in investing activities..............................................         (12,411)      (25,858)
Financing activities:
    Repurchase of common stock.........................................................          (9,626)            -
    Issuance of common stock under employee stock plans................................           7,342        13,998
                                                                                           ------------  ------------
    Net cash (used in) provided by financing activities................................          (2,284)       13,998
                                                                                           ------------  ------------

Net (decrease) in cash and cash equivalents............................................          (3,140)       (2,681)
Cash and cash equivalents, beginning of period.........................................          13,648        18,207
                                                                                           ------------  ------------
Cash and cash equivalents, end of period...............................................    $     10,508  $     15,526
                                                                                           ============  ============
Supplemental disclosures of cash flow information and non-cash investing and financing activities:
Cash paid (received) during the period for taxes, net..................................    $        420  $     (4,622)




       See Notes to Unaudited Condensed Consolidated Financial Statements

                                ACTEL CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation and Summary of Significant Accounting Policies

     The accompanying unaudited condensed consolidated financial statements of Actel Corporation have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

     Actel Corporation and its consolidated subsidiaries are referred to as "we," "us," or "our." Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles for interim financial statements generally accepted in the United States.

     These unaudited condensed consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in our 2003 Form 10-K. The results of operations for the nine months ended October 3, 2004, are not necessarily indicative of results that may be expected for the entire fiscal year, which ends January 2, 2005.

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

                                ACTEL CORPORATION

     As the exercise price of all options granted under our stock option plans was equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost is recognized in net income. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, as amended, to options granted under our stock option plans and Employee Stock Purchase Plan. For purposes of pro forma disclosures, the estimated fair value of our stock-based awards to employees is amortized to expense using the graded method for options and during the purchase periods for employee stock purchase rights. Our pro forma information is as follows:

                                                            Three Months Ended                  Nine Months Ended
                                                   --------------------------------------    ------------------------
                                                     Oct. 3,       Oct. 5,       Jul. 4,       Oct. 3,       Oct. 5,
                                                      2004          2003          2004          2004          2003
                                                   ----------    ----------    ----------    ----------    ----------
                                                          (unaudited, in thousands except per share amounts)

Net income applicable to common stockholders,
as reported.................................       $      517    $    2,283    $    2,504    $    5,561    $    3,900
Add back:
Stock-based employee compensation included in
   reported net income .....................                0            34            11            44           101
Less:
Total stock-based employee compensation
   expense determined under the fair value
   method for all awards, net of tax........           (3,315)       (2,051)       (2,745)      ( 8,607)       (9,163)
                                                   ----------    ----------    ----------    ----------    ----------
Pro forma net income (loss) applicable to
   common stockholders......................       $   (2,798)   $      266    $     (230)   $   (3,002)   $   (5,162)
                                                   ==========    ==========    ==========    ==========    ==========

Earnings per share as reported:
Basic.......................................       $     0.02    $     0.09    $     0.10    $     0.22    $     0.16
                                                   ==========    ==========    ==========    ==========    ==========
Diluted.....................................       $     0.02    $     0.08    $     0.09    $     0.21    $     0.15
                                                   ==========    ==========    ==========    ==========    ==========

Pro forma earnings (loss) per share:
Basic.......................................       $   (0.11)    $     0.01    $    (0.01)   $    (0.12)   $    (0.21)
                                                   ==========    ==========    ==========    ==========    ==========
Diluted.....................................       $   (0.11 )   $     0.01    $    (0.01)   $    (0.12)   $    (0.21)
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

                                ACTEL CORPORATION

3.   Goodwill and Other Acquisition-Related Intangibles

     During 1999 and 2000, we completed the acquisitions of AutoGate Logic, Inc.
(AGL), Prosys Technology, Inc., and GateField Corporation (GateField), resulting in a significant amount of goodwill and identified intangible assets. At October 3, and January 4, 2004, we had $32.1 million of net goodwill. At the beginning of 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition. Under this standard goodwill is no longer amortized, and instead is tested for impairment annually or more frequently if certain events or changes in circumstances indicate that the carrying value may not be recoverable. We completed our annual goodwill impairments tests as of January 4, 2004, and noted no impairment. Our next annual impairment test will be performed in the fourth quarter of 2004. No indicators of impairment were present during the nine months ended October 3, 2004.

     At October 3, 2004, we have definite-lived intangible assets arising from our acquisitions of AGL, Prosys Technology, Inc., and GateField with a net book value of $2.6 million, which are being amortized on a straight line basis over their estimated lives. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we recognize impairment losses on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the net book value of those assets. The impairment loss, if any, is measured by comparing the fair value of the asset to its carrying value. Fair value is based on discounted cash flows using present value techniques identified in SFAS No. 144. No indicators of impairment were present during the nine months ended October 3, 2004.

     We made no acquisitions of intangible assets during the first three quarters of 2004. Identified intangible assets as of October 3, 2004, consisted of the following:

                                                                                 Gross       Accumulated
                                                                                 Assets     Amortization      Net
                                                                               ----------    ----------    ----------
                                                                                    (unaudited, in thousands)

Acquisition-related developed technology................................       $   11,454    $   (9,261)   $    2,193
Other acquisition-related intangibles...................................            2,600        (2,259)          341
Acquired patents........................................................              516          (463)           53
                                                                               ----------    ----------    ----------
         Total identified intangible assets.............................       $   14,570    $  (11,983) $      2,587
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
                                                                               ==========    ==========    ==========

                                ACTEL CORPORATION

     All of our identified intangible assets are subject to amortization. Amortization of identified intangibles included the following:

                                                            Three Months Ended                 Nine Months Ended
                                                   --------------------------------------    ------------------------
                                                     Oct. 3,       Oct. 5,       Jul. 4,       Oct. 3,       Oct. 5,
                                                      2004          2003          2004          2004          2003
                                                   ----------    ----------    ----------    ----------    ----------
                                                                      (unaudited, in thousands)

Acquisition-related developed technology....       $      573    $      573    $      573    $    1,719    $    1,717
Other acquisition-related intangibles.......               82            83            83           248           250
Acquired patents............................                7             7             7            21            40
                                                   ----------    ----------    ----------    ----------    ----------
         Total amortization expense.........       $      662    $      663    $      663    $    1,988    $    2,007
                                                   ==========    ==========    ==========    ==========    ==========


Based on the carrying value of identified intangible assets recorded at October 3, 2004, and assuming no subsequent impairment of the underlying assets or acquisition of other identified intangible assets, the annual amortization expense is expected to be $2.7 million for 2004, $1.9 million for 2005, $.02 million for 2006, and none thereafter.

4.   Inventories

     Inventories consist of the following:

                                                                                              Oct. 3,       Jan. 4,
                                                                                               2004          2004
                                                                                           ------------  ------------
                                                                                           (unaudited, in thousands)

Inventories, net:
   Purchased parts and raw materials...................................................    $      4,244  $      5,243
   Work-in-process.....................................................................          25,106        29,243
   Finished goods......................................................................           7,995         4,178
                                                                                           ------------  ------------
                                                                                           $     37,345  $     38,664
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

                                ACTEL CORPORATION

     We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future demand and market conditions. To address this difficult, subjective, and complex area of judgment, we apply a methodology that includes assumptions and estimates to arrive at the net realizable value. First, we identify any inventory that has been written down in prior periods. This inventory remains written down until sold, destroyed, or otherwise dispositioned. Second, our quality assurance personnel examine inventory line items that may have some form of obsolescence due to non-conformance with electrical and mechanical standards. Third, we assess the inventory not otherwise identified to be written down against product history and forecasted demand (typically for the next six months). Finally, we analyze the result of this methodology in light of the product life cycle, design win activity, and competitive situation in the marketplace to derive an outlook for consumption of the inventory and the appropriateness of the resulting inventory levels. If actual future demand or market conditions are less favorable than those we have projected, additional inventory write-downs may be required.

     During 2003, we modified our inventory valuation policies to account for "last time buy" inventory purchases. Last time buys occur when a wafer supplier is about to shut down the manufacturing line used to make a product and current inventories are insufficient to meet foreseeable future demand. We made last time buys of certain products from our wafer suppliers in 2003. Since this inventory was not acquired to meet current demand, we did not believe the application of our existing inventory write down policy was appropriate, so a discrete write down policy was established for inventory purchased in last time buy transactions. As a consequence, these transactions and the related inventory are excluded from the standard excess and obsolescence write down policy. Inventory purchased in last time buy transactions is evaluated on an ongoing basis for indications of excess or obsolescence based on rates of actual sell through; expected future demand for those products over a longer time horizon; and any other qualitative factors that may indicate the existence of excess or obsolete inventory. In the event that actual sell through does not meet expectations and estimations of expected future demand decrease, last time buy inventory could be written down in the future. Evaluations of last time buy inventory during the first nine months of 2004 did not result in any write downs.

                                ACTEL CORPORATION

5.   Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

                                                            Three Months Ended                 Nine Months Ended
                                                   --------------------------------------    ------------------------
                                                     Oct. 3,       Oct. 5,       July 4,       Oct. 3,       Oct. 5,
                                                      2004          2003          2004          2004          2003
                                                   ----------    ----------    ----------    ----------    ----------
                                                          (unaudited, in thousands except per share amounts)

Basic:
   Weighted-average common shares outstanding..        25,600        25,005        25,749        25,656        24,631
                                                   ==========    ==========    ==========    ==========    ==========
   Net income..................................    $      517    $    2,283    $    2,504    $    5,561    $    3,900
                                                   ==========    ==========    ==========    ==========    ==========
   Net income per share........................    $     0.02    $     0.09    $     0.10    $     0.22    $     0.16
                                                   ==========    ==========    ==========    ==========    ==========

Diluted:
   Weighted-average common shares outstanding          25,600        25,005        25,749        25,656        24,631
                                                   ==========    ==========    ==========    ==========    ==========
   Net effect of dilutive employee stock
     options - based on the treasury stock
     method...................................            330         2,096           835           957         1,343
                                                   ----------    ----------    ----------    ----------    ----------
   Shares used in computing net income per
     share....................................         25,930        27,101        26,584        26,613        25,974
                                                   ==========    ==========    ==========    ==========    ==========
   Net income ................................     $      517    $    2,283    $    2,504    $    5,561    $    3,900
                                                   ==========    ==========    ==========    ==========    ==========
   Net income per share.......................     $     0.02    $     0.08    $     0.09    $     0.21    $     0.15
                                                   ==========    ==========    ==========    ==========    ==========

                                ACTEL CORPORATION

6.   Comprehensive Income (Loss)

     The components of comprehensive income (loss), net of tax, are as follows:

                                                            Three Months Ended                  Nine Months Ended
                                                   --------------------------------------    ------------------------
                                                     Oct. 3,       Oct. 5,       Jul. 4,       Oct. 3,       Oct. 5,
                                                      2004          2003          2004          2004          2003
                                                   ----------    ----------    ----------    ----------    ----------
                                                          (unaudited, in thousands except per share amounts)

Net income..................................       $      517    $    2,283    $    2,504    $    5,561    $    3,900
Change in gain on available-for-sale securities            55          (109)         (544)         (421)          143
Less reclassification adjustment for gains
   included in net income...................                7           (48)           (4)          (20)         (380)
                                                   ----------    ----------    ----------    ----------    ----------
Other comprehensive income (loss)...........               62          (157)         (548)         (441)         (237)
                                                   ----------    ----------    ----------    ----------    ----------
Total comprehensive income..................       $      579    $    2,126    $    1,956    $    5,120    $    3,663
                                                   ==========    ==========    ==========    ==========    ==========


     Accumulated other comprehensive income is presented on the accompanying condensed consolidated balance sheets and consists of the accumulated net unrealized gain (loss) on available-for-sale securities.


7.   Product Warranty

     Our product warranty accrual includes specific accruals for known product issues and an accrual for an estimate of incurred but unidentified product issues based on historical activity. Based on historical activity and the related expense for known product issues, the warranty accrual was not significant for any of the periods presented.

8.   Legal Matters and Loss Contingencies

     From time to time we are notified of claims, including claims that we may be infringing patents owned by others, or otherwise become aware of conditions, situations, or circumstances involving uncertainty as to the existence of liability or the amount of the loss. When probable and reasonably estimable, we make provision for estimated liabilities. As we sometimes have in the past, we may settle disputes and/or obtain licenses under patents that we are alleged to infringe. We can offer no assurance that any pending or threatened claim or other loss contingency will be resolved or that the resolution of any such claim or contingency will not have a materially adverse effect on our business, financial condition, or results of operations. In addition, our evaluation of the impact of these claims and contingencies could change based upon new information learned by us. Subject to the foregoing, we do not believe that the resolution of any pending or threatened legal claim or loss contingency is likely to have a materially adverse effect on our business, financial condition, or results of operations for the periods presented

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     In this Quarterly Report on Form 10-Q, Actel Corporation and its consolidated subsidiaries are referred to as "we," "us," "our," or "Actel." You should read the information in this Quarterly Report with the Risk Factors at the end of Part I. Unless otherwise indicated, the information in this Quarterly Report is given as of November 10, 2004, and we undertake no obligation to update any of the information, including forward-looking statements. All forward-looking statements are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements containing words such as "anticipates," "believes," "estimates," "expects," intends," "plans," "seeks," and variations of such words and similar expressions are intended to identify the forward-looking statements. Our actual results may differ materially from those projected in the forward-looking statements for many reasons, including those set forth in the Risk Factors.

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

     This overview summarizes some of the key trends, uncertainties, and performance indicators on which our executives were focused during the third quarter of 2004, and supplements the overview contained in our Annual Report on Form 10-K. The overviews are intended to be selective (rather than comprehensive) in scope and to provide context for the discussion and analysis of our financial statements that follows.

     Select Trends and Uncertainties

     Logic devices, which are used in electronic systems to adapt the capabilities of processor and memory integrated circuits (ICs) to specific applications, include standard logic circuits and a broad variety of application-specific ICs (ASICs). ASICs include conventional gate arrays, standard cells, and programmable logic devices (PLDs). Conventional gate arrays and standard cell circuits are "hard wired" to perform the desired logic functions by use of masks at the wafer foundry. The primary advantages of hard-wired ASICs are high capacity, high density, high speed, and low cost in production volumes. These advantages are offset by long design cycles, high tooling costs (including mask set and nonrecurring engineering (NRE) charges), limited design flexibility, and high inventory risks. PLDs are manufactured as standard devices and programmed "in the field" to perform the desired logic functions. PLDs are generally less dense, slower, and more expensive than ASICs of comparable capacity, but reduce "time to market" and design and inventory risks. FPGAs have gained a sizeable share of the ASIC market over the last decade as PLDs have increased in density and speed and decreased in cost; product life cycles have shortened and production lead times have extended; and ASIC tooling costs have increased. We believe that this long-term trend will continue because customers are increasingly willing to forego some price and performance in order to obtain the "time to market" as well as the engineering and manufacturing flexibility benefits of PLDs. Indeed, we think it is inevitable that PLDs will continue to increase as a share of, and will eventually take over, the ASIC market.

     FPGAs are one type of PLD. Within the PLD market, there are several trends on which we are trying to capitalize. First, the PLD market historically has been dominated by communications and data processing applications. In the future, however, we believe that PLDs will experience more growth in other applications, including consumer, industrial, and automotive. This may work to our benefit because we have always derived a smaller percentage of our revenues from communications and data processing applications than the PLD market as a whole, and our products generally are directed at the other applications. Second, the PLD market historically has been driven by the development of faster products with greater densities and more memory, but today most FPGA families can meet the density, speed, and memory requirements of most applications. We think that cost rather than technology has become the primary driver of demand, and therefore have made cost the primary focus of our product development activities. Third, as density, speed, and memory have become less important drivers of demand, other product differentiators have become more important. Our flash technology permits us to offer highly secure, low power,
"live-at-power-up" single-chip products, and each of these features is an important differentiator. While our larger competitors may try to match one or more of these differentiators, we do not believe that their technologies will not permit them to match them all. Similarly, while our larger competitors are reacting to the trends discussed above, we think that we saw them earlier and got there first.

     Select Performance Indicators

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

     Measured as end-customer orders placed on us and our distributors, bookings for the third quarter of 2004 were lower than the second quarter. Backlog was also lower at the end of the third quarter of 2004 than at the end of the second quarter. Total design wins were up again in the third quarter of 2004, as were the design wins for both our flash and antifuse technologies. Product development progress during the third quarter of 2004 was mixed, with sampling of our third generation flash family slipping into next year.

Critical Accounting Policies and Estimates

     Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosure of contingent assets and liabilities. The U.S. Securities and Exchange Commission (SEC) has defined the most critical accounting policies as those that are most important to the portrayal of our financial condition and results and also require us to make the most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical policies include inventories, intangible assets and goodwill, income taxes, and legal matters. These policies, as well as the estimates and judgments involved, are discussed below. No significant changes to critical accounting policies or to the related estimates and judgments involved in applying these policies were made during the three or nine months ended October 3, 2004. We also have other key accounting policies that either do not generally require us to make estimates and judgments that are as difficult or as subjective or they are less likely to have a material impact on our reported results of operations for a given period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates. In addition, if these estimates or their related assumptions change in the future, it could result in material changes in the income statement.

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

     During 2003, we modified our inventory valuation policies to account for "last time buy" inventory purchases. Last time buys occur when a wafer supplier is about to shut down the manufacturing line used to make a product and current inventories are insufficient to meet foreseeable future demand. We made last time buys of certain products from our wafer suppliers in 2003. Since this inventory was not acquired to meet current demand, we did not believe the application of our existing inventory write down policy was appropriate, so a discrete write down policy was established for inventory purchased in last time buy transactions. As a consequence, these transactions and the related inventory are excluded from the standard excess and obsolescence write down policy. Inventory purchased in last time buy transactions is evaluated on an ongoing basis for indications of excess or obsolescence based on rates of actual sell through; expected future demand for those products over a longer time horizon; and any other qualitative factors that may indicate the existence of excess or obsolete inventory. In the event that actual sell through does not meet expectations and estimations of expected future demand decrease, last time buy inventory could be written down. Evaluations of last time buy inventory during the first nine months of 2004 did not result in any write downs.

     Intangible Assets and Goodwill

     In past years we made business acquisitions that resulted in the recording of a significant amount of goodwill and identified intangible assets.

     Historically and through the end of 2001, goodwill was amortized on a straight-line basis over its useful life. At the beginning of 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition. In accordance with SFAS No. 142, we ceased to amortize goodwill and instead test for impairment annually or more frequently if certain events or changes in circumstances indicate that the carrying value may not be recoverable. We completed our annual goodwill impairment tests during the fourth quarter of 2003 and noted no impairment. The initial test of goodwill impairment requires us to compare our fair value with our book value, including goodwill. We are a single reporting unit as defined by SFAS 142 and use the entity wide approach to compare fair value to book value. Based on our total market capitalization, which we believe represents the best indicator of our fair value, we determined that our fair value was in excess of our book value. Since we found no indication of impairment, we did not proceed with the next step of the annual impairment analysis. Our next annual impairment test will be performed at the end of the fourth quarter of 2004. No indicators of impairment were present during the nine months ended October 3, 2004.

     At October 3, 2004, we had identified intangible assets arising from prior business acquisitions that are being amortized on a straight line basis over their estimated lives. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we recognize impairment losses on identified intangible assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the net book value of those assets. The impairment loss is measured by comparing the fair value of the asset to its carrying value. Fair value is based on discounted cash flows using present value techniques identified in SFAS No. 144. We assessed our identified intangible assets for impairment in accordance with SFAS No. 144 as of the end of the third quarter of 2004, and noted no impairment. If these estimates or their related assumptions change in the future, it could result in lower estimated future cash flows that may not support the current carrying value of these assets, which would require us to record impairment charges for these assets.

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

     Legal Matters and Loss Contingencies

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

Results of Operations

     Net Revenues

     Net revenues were $39.4 million for the third quarter of 2004, a 10% decrease from the second quarter of 2004 and a 3% increase from the third quarter of 2003. Quarterly net revenues decreased sequentially due to a 5% decrease in unit shipments of field programmable gate arrays (FPGAs) coupled with a 5% decrease in the average selling price (ASP) of FPGAs. Quarterly net revenues increased from a year ago due to a 20% increase in unit shipments offset by a 14% decrease in ASPs compared with the third quarter of 2003. Unit volumes and ASP levels fluctuate principally because of changes in the mix of products sold. Our product portfolio includes products ranging from devices with lower ASPs, which typically sell in higher volumes, to devices with higher ASPs, which typically sell in lower volumes. The sequential decrease in units shipped and the sequential decrease in average ASPs in the third quarter of 2004 was primarily driven by a reduction in unit shipments of our mature product families and a reduction of ASPs in our new product families. The increase in quarterly net revenues compared with the third quarter of 2003 was the result of increased unit sales of our newer product families offset by ASP reductions primarily in these same product families.

     Net revenues were $125.3 million for the first nine months of fiscal 2004, an increase of 15% from the first nine months of fiscal 2003. Nine-month net revenues increased primarily due to a 15% increase in unit shipments which was driven primarily by increased sales of our new product families. Average ASPs declined less than one percent comparing the first nine months of fiscal 2004 with the first nine months of fiscal 2003.

     Gross Margin

     Gross margin was 59.3% of net revenues for the third quarter of 2004 compared with 61.0% for the second quarter of 2004 and 60.7% for the third quarter of 2003. The decline in gross margin between the third quarter of 2004 and the second quarter of 2004 and the third quarter of fiscal 2003 was attributed to a reduction in sales of mature products and an increase in sales of new products which tend to have lower gross margins.

     Gross margin was 60.4% of net revenues for the first nine months of 2004 compared with 59.4% for the first nine months of 2003. Gross margin for the first nine months of 2003 was impacted by a heavier concentration of newer products, which tend to have lower gross margins.

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

     Research and Development (R&D)

     R&D expenditures were $12.0 million, or 30% of net revenues, for the third quarter of 2004 compared with $11.6 million, or 27% of net revenues, for the second quarter of 2004 and $10.2 million, or 27% of revenues, for the third quarter of 2003. R&D spending in the third quarter of 2004 increased compared with the second quarter of 2004 due to spending on materials such as masks and test chips related to new product development. In addition, the first Company-wide salary increases since the year 2000 were paid during the second quarter of 2004, but the impact on operating spending during that quarter was generally offset by a mandatory Company shutdown during the last five days of the quarter.

     R&D expenditures were $34.2 million, or 27% of net revenues, for the first nine months of 2004 compared with $29.6 million, or 27% of net revenues, for the first nine months of 2003. R&D spending increased in real dollars in the first nine months of 2004 compared with the first nine months of 2003 primarily due to spending for materials such as masks and test chips related to new product development and to a lesser degree, costs for salaries, taxes and benefits associated with additional headcount.

     Selling, General, and Administrative (SG&A)

     SG&A expenses were $11.6 million, or 30% of net revenues, for the third quarter of 2004 compared with $11.9 million, or 27% of net revenues, for the second quarter of 2004 and $10.5 million, or 27% of net revenues, for the third quarter of 2003. The decrease in SG&A spending during the third quarter of 2004 compared with the second quarter of 2004 related to reduced direct selling expense due to lower revenue levels in the quarter. In addition, the first Company-wide salary increases since the year 2000 were paid during the second quarter of 2004, but the impact on spending during that quarter was generally offset by a mandatory Company shutdown during the last five days of the quarter. During the third quarter of 2004, the impact of the salary increases was largely offset by a reduction of spending in the period related to professional service fees associated with Sarbanes-Oxley compliance and patent filings.

     SG&A expenses were $35.3 million, or 28% of net revenues, for the first nine months of 2004 compared with $32.6 million, or 30% of net revenues, for the first nine months of fiscal 2003. The increase in SG&A spending during the first nine months of 2004 compared with SG&A spending in the first nine months of 2003 was the result of increased selling expenses on higher revenue, increased professional service fees related to Sarbanes-Oxley compliance and increased costs for salaries, taxes and benefits associated with increased headcount.

     Amortization of Acquisition-Related Intangibles

     Amortization of acquisition-related intangibles was $0.7 million for all quarters presented and $2.0 million for the first nine months of 2004 and 2003. We did not consummate any business combinations during fiscal 2003 or during the first three quarters of fiscal 2004. Amortization of acquisition-related intangibles is recurring amortization of acquisition-related intangibles purchased prior to fiscal 2003 over their estimated useful lives based on the straight-line method. See Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements for further discussion of SFAS Nos. 142 and 144.

     Interest Income and Other, Net

     Interest income and other, net was $0.8 million for the third quarter of 2004 compared with $0.7 million for the second quarter of 2004 and $0.8 million for the third quarter of 2003. Interest income and other, net was $2.2 million for the first nine months of 2004 compared with $2.5 million for the first nine months of 2003. The decrease in the nine months ended in 2004 compared with 2003 was due to lower interest rates available in the market and lower gains realized on our short-term investments, which were partially offset by increased cash available for investment.

     Tax (Benefit) Provision

     The tax provision for the third quarter of 2004 was a benefit of $0.6 compared with a provision of $0.7 million for the second quarter of 2004 and a provision of $0.4 million for the third quarter of 2003. The tax provision for the first nine months of 2004 was based on an annual tax rate which was calculated on the basis of our expected level of profitability and included items such as income from tax-exempt securities, the state composite rate, and recognition of certain deferred tax assets subject to valuation allowances. The estimated tax rate calculated for 2004 during the third quarter of 2004 only contained a half year of credit for the R&D tax credit because the extension of the R&D tax credit past its expiration date in the second quarter of 2004 was not signed into law until the fourth quarter of this year. We will experience a benefit to our tax rate for the fourth quarter of 2004 due to the inclusion of a full year's worth of R&D tax credits in the rate calculation for the year.

     The tax benefit recorded for the first nine months of 2003, was comprised of tax credits generated by R&D spending that more than offset the tax expense associated with the profit before tax generated in the same nine month period.

     Our tax position is based on the estimated annual tax rate in compliance with SFAS No. 109, "Accounting for Income Taxes." Significant components affecting the effective tax rate include federal R&D credits, income from tax-exempt securities, the state composite rate, and recognition of certain deferred tax assets subject to valuation allowances.

     We are in the process of evaluating any additional impact to our tax position as a result of the American Jobs Creation Act of 2004 being signed into law on October 22, 2004.

Liquidity and Capital Resources

     Our cash, cash equivalents, and short-term investments were $158.0 million at the end of the third quarter of 2004 compared with $158.4 million at the beginning of the year.

     Cash provided by operating activities was $11.6 million for the first nine months of 2004 compared with $9.2 million for the first nine months of 2003. The increase in cash provided by operations resulted primarily from increased net income and shipments to distributors in the first nine months of 2004, which was partially offset by an income tax refund of $5.0 million for taxes paid in prior years that we received in the first quarter of 2003.

     Net cash used in investing activities of $12.4 million during the first nine months of fiscal 2004 included net purchases of available for sale securities of $3.5 million, and $8.3 million for purchases of property, plant and equipment. Net cash used in investing activities of $25.9 million during the first nine months of fiscal 2003 included net purchases of available for sale securities of $18.3 million and $7.6 million for purchases of property, plant and equipment.

     Net cash used in financing activities was $2.3 million in the first nine months of fiscal 2004 and consisted of $9.6M for the acquisition of treasury stock offset by $7.3 million of proceeds from the issuance of common stock under employee stock plans. For the comparable period of fiscal 2003, net cash provided by financing activities consisted of $14.0 million of proceeds from the issuance of common stock under employee stock plans.

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

               Our backlog (which generally may be cancelled or deferred by customers on short notice without significant penalty) at the beginning of a quarter typically accounts for about half of our revenues during the quarter. This means that we generate about half of our quarterly revenues from orders received during the quarter and "turned" for shipment within the quarter, and that any shortfall in "turns" orders will have an immediate and adverse impact on quarterly revenues. There are many factors that can cause a shortfall in turns orders, including declines in general economic conditions or the businesses of our customers, excess inventory in the distribution channel, or conversion of our products to hard-wired ASICs or other competing products for price or other reasons. In addition, we try to identify in advance the turns orders that we will receive during a quarter, but identified orders that we expect to receive and ship during a quarter may fail to book during that quarter, or may book so late in the quarter that we are unable to ship the order before the end of that quarter, either of which could cause us to fall short of our quarterly revenue expectations.

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

          o    Actel Failure Analyses

               Four of the U.S. government contractors reporting functional failures submitted their devices to us for failure analysis. The failure mode observed in each case was a sudden increase in the propagation delay of an internal path within the FPGA. In addition, each of the submitted devices operated at voltages outside of our published datasheet limits and failed within the first 100 hours of operation, which to us suggested an infant mortality failure mechanism.

          o    Customer Reports

               In a case that has not yet been submitted to us for failure analysis, the customer reported a failure at 750 hours of operation that was temperature dependent, which is not typical of an antifuse failure. In all other cases reported to us, customer observation of functional failure on our 0.25 micron antifuse devices occurred very early in the testing process. With the one exception, we are aware of no failure detected by a customer after the first 100 hours of operation, despite continued testing in some cases for as long as 3,500 hours. We believe this is consistent with an infant mortality failure mechanism.

          o    Actel Experiments

               A series of experiments conducted by Actel also exhibited an infant mortality failure signature. These experiments used an Actel internal qualification burn-in design (QBI Design) that is intended to be somewhat more demanding than an average customer design. In these experiments, SX-A devices from multiple wafer lots were burned-in at high temperature and operated at voltages exceeding our datasheet specifications, and we found no failures after the initial test point of 168 hours.

          o    Industry Group and Tiger Team

               On October 22, 2003, The Aerospace Corporation (Aerospace) hosted an industry meeting held for the purpose of permitting users of RTSX-S FPGAs to share information with us and each other about their experiences. Several companies reported unusually high fallout rates. The industry group concluded that more extensive failure analysis and investigation was required before a definitive failure cause and effective screening process could be identified, and decided to establish a smaller technical working group (Tiger Team) to allow real-time sharing of data and resolution of issues.

          o    Aerospace Experiments and Tiger Team Design

               On February 13, 2004, Aerospace proposed to the industry group a series of experiments to test various hypotheses on the root cause of the failures and to generate reliability data that could be used by industry participants in deciding whether or not to launch with RTSX-S FPGAs that were already integrated. The key reliability tests are called Project 4b and Project 7. Projects 4b and 7 share a common design that was defined by the Tiger Team (Tiger Team Design) to permit FPGAs to be tested sequentially in multiple experiments with different levels of input/out (I/O) stress. The Tiger Team Design is a particularly stringent design that exercises practically all of the internal circuitry of the FPGA, so that almost any antifuse delay increase within the device will cause a functional failure of the device. In an average customer design, only a fraction of the FPGA's antifuses will be in a timing-critical path, so it is open to debate how reliability data generated using the Tiger Team Design should be interpolated to real-world designs. The details of the Aerospace experiments have undergone continuous refinement since being proposed, and are subject to further change. One set of Aerospace tests has been sponsored by a U.S. Air Force Colonel (Colonel's Experiments) and another set by a U.S. Air Force General (General's Experiments).

          o    Colonel's Experiments

               Project 7 of the Colonel's Experiments began in May 2004, when 497 RTXS-S parts were programmed with the Tiger Team Design and tested for 600 hours. The devices were tested at room temperature with minimal I/O switching and were not supposed to operate at voltages outside of our published datasheet limits. Thirty (or approximately 6.0%) of our 0.25-micron antifuse devices from the original manufacturer failed the Project 7 test, but only one of those units is known to have failed after 176 hours. Following completion of Project 7 testing, the remaining good units were used for the Project 4b testing programs, which added additional stress on the parts, including multiple switching I/Os. The testing continues, but at this time eight (or approximately 1.7%) of the parts have failed, including two after 500 hours of Project 4b testing. Based on the Colonel's Experiments, Aerospace concluded that it is not feasible to screen out failures at room temperature. We believe that the application of temperature and voltage stresses accelerate the antifuse failure mechanism and may be an effective screen.

          o    General's Experiments

               The General's Experiments are being conducted in part to determine whether the application of temperature and voltage stresses provide adequate acceleration of the antifuse failure mechanism. In one experiment, 166 parts were programmed with the Tiger Team Design, which stresses the internal operation of the parts, using the original programming algorithm. Half of the parts were then subjected only to the I/O stresses of Project 4b, and the other half were also subjected to temperature and voltage stresses. Of the 83 parts subject only to the I/O stresses, four (or 4.8%) of the parts have failed, one after 49 hours of operation. We believe this is consistent with the results from the Colonel's Experiments. Of the 83 parts that were also subject to temperature and voltage stresses, 11 (or 13.3%) of the parts have failed, but none after 49 hours of operation. The testing continues, but we believe the data collected to date indicates that temperature and voltage stresses accelerate the failure rate, both in terms of time and frequency, and is consistent with an infant mortality failure mechanism.

          o    New Programming Algorithm

               On May 19, 2004, we released a new programming algorithm for our 0.25-micron antifuse devices from the original manufacturer. We have completed two sets of tests on the new programming algorithm. The first set was conducted using our QBI Design on 980 RTXS-S and SX-A devices, and no antifuse failures were detected. The second set of tests was conducted using the Tiger Team Design on 331 devices, of which five (or 1.5%) failed, including one after 24 hours. The General's Experiments are also being conducted in part to establish the reliability improvement gained by using the new programming algorithm. In one experiment, 336 parts were programmed with the Tiger Team Design using the new programming algorithm. The testing continues, but to date 12 (or 3.6%) of the parts have failed, one after 49 hours. We believe that we have identified a method of eliminating some or all of the remaining failures, and are in the process of developing and testing a modified programming algorithm.

          o    UMC Parts

               On June 21, 2004, we announced the availability of RTSX-S devices from UMC, which has run our 0.25-micron antifuse process since 2000. Analysis and testing continues, but to date we have tested more than 2,000 units using our QBI Design and more than 800 units using the Tiger Team Design and found no antifuse failures, even after the application of temperature and voltage stresses.

          o    Current Status

               The experiments and analysis are ongoing, but at this time we:

                    have concluded that a small percentage of antifuses in our 0.25-micron parts from the original manufacturer are vulnerable to failure, and that they could fail even when not exposed to voltages outside of our published datasheet limits;

                    are working on a modified programming algorithm to reduce or eliminate the percentage of our 0.25-micron antifuses from the original manufacturer that are vulnerable;

                    have qualified UMC to manufacture our RTSX-S and SX-A devices on a 0.25-micron process that does not appear to create antifuses that are vulnerable; and

                    have recommended that customers switch to UMC devices if their schedules permit, and are working with customers who wish to switch on a case-by-case basis.

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

          Our warranty obligation, when it exists, is to repair or replace defective parts or refund the purchase price. Our revenues and operating results could be adversely affected by a significant number of warranty returns if we were unable to replace the returned parts and had to make refunds or if parts were not available for new shipments. Our revenues and operating results could also be adversely affected if we accepted a significant number of parts from the original manufacturer in exchange for UMC parts and new shipments of UMC were constrained. In addition, if we determined that parts from the original manufacturer were no longer salable, we would write-down our inventory of such products, which would adversely and perhaps materially affect our operating results for the period in which such determination was made.

     o While the investigations are continuing, our customers may defer placing new orders, defer the shipment of existing orders, cancel existing orders, and/or decline to place new orders.

          The reliability issue has caused more anxiety among some members of the industry group than others. While most members have continued to order parts from us, some have behaved more cautiously. To whatever extent our customers take a "wait-and-see" attitude while the investigations are continuing, our revenues and operating results could be adversely affected. Some customers may also explore alternatives, which might cause us to lose existing or future orders irrespective of any conclusions reached about the reliability of our parts from the original manufacturer. If we are unable to resolve the issue to the satisfaction of our customers in a timely manner, they will pursue alternatives, which would adversely and perhaps materially affect our revenues and operating results.

     o The reliability issue may harm our reputation in the industry, which could have a long-term materially adverse affect on our business.

          The questions raised about the reliability of our space-grade RTSX-S devices may undermine our reputation in an industry to which we have been a major supplier. To whatever extent our customers have doubts about the reliability of our parts, they may seek to use other suppliers, which could harm our business irrespective of any conclusions reached about the reliability of our parts from the original manufacture.

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

     o Our revenues and operating results may be adversely affected by future downturns at any of our major customers.

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

     In pursuing our business strategy, we may acquire other products, technologies, or businesses from third parties. Identifying and negotiating these acquisitions may divert substantial management time away from our operations. An acquisition could absorb substantial cash resources, require us to incur or assume debt obligations, and/or involve the issuance of additional our equity securities. The issuance of additional equity securities may dilute, and could represent an interest senior to the rights of, the holders of our Common Stock. An acquisition could involve significant write-offs (possibly resulting in a loss for the fiscal year(s) in which taken) and would require the amortization of any identifiable intangibles over a number of years, which would adversely affect earnings in those years. Any acquisition would require attention from our management to integrate the acquired entity into our operations, may require us to develop expertise outside our existing business, and could result in departures of management from either us or the acquired entity. An acquired entity may have unknown liabilities, and our business may not achieve the results anticipated at the time it is acquired by us. The occurrence of any of these circumstances could disrupt our operations and may have a materially adverse effect on our business, financial condition, or results of operations.

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

Additional Quarterly Information

     The following table presents certain unaudited quarterly results for each of the eight quarters in the period ended October 3, 2004. In our opinion, all necessary adjustments (consisting only of normal recurring accruals) have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with our audited consolidated condensed financial statements and notes thereto included in our 2003 Form 10-K. However, these quarterly operating results are not indicative of the results for any future period.

                                                                           Three Months Ended
                                      ---------------------------------------------------------------------------------------------
                                       Oct. 3,     Jul. 4,      Apr. 4,    Jan. 4,     Oct. 5,     Jul. 6,     Apr. 6,     Jan. 5,
                                        2004        2004        2004        2004        2003        2003       2003         2003
                                      ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
                                                            (unaudited, in thousands except per share amounts)
Statements of Operations Data:
Net revenues........................  $  39,439   $  43,688   $  42,153   $  40,555   $  38,405   $  36,609   $  34,341   $  34,103
Gross profit........................     23,403      26,634      25,656      25,220      23,319      22,025      19,612      20,591
Income (loss) from operations.......       (855)      2,541       2,519       2,462       1,965         441      (1,614)       (951)
Net income (loss)...................        517       2,504       2,540       2,328       2,283       1,386         231      (1,831)
Net income (loss) per share:
   Basic............................  $    0.02   $    0.10   $    0.10   $    0.09   $    0.09   $    0.06   $    0.01   $   (0.08)
                                      =========   =========   =========   =========   =========   =========   =========   =========
   Diluted..........................  $    0.02   $    0.09   $    0.09   $    0.09   $    0.08   $    0.05   $    0.01   $   (0.08)
                                      =========   =========   =========   =========   =========   =========   =========   =========
Shares used in computing net income (loss) per share:
   Basic............................     25,600      25,749      25,620      25,339      25,005      24,550      24,338      24,126
                                      =========   =========   =========   =========   =========   =========   =========   =========
   Diluted..........................     25,930      26,584      27,324      27,235      27,101      25,776      25,087      24,126
                                      =========   =========   =========   =========   =========   =========   =========   =========

                                                                           Three Months Ended
                                      ---------------------------------------------------------------------------------------------
                                       Oct. 3,     Jul. 4,      Apr. 4,    Jan. 4,     Oct. 5,     Jul. 6,     Apr. 6,     Jan. 5,
                                        2004        2004        2004        2004        2003        2003       2003         2003
                                      ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
As a Percentage of Net Revenues:
Net revenues........................     100.0%      100.0%      100.0%      100.0%      100.0%      100.0%      100.0%      100.0%
Gross profit........................      59.3        61.0        60.9        62.2        60.7        60.2        57.1        60.4
Income (loss) from operations.......      (2.2)        5.8         6.0         6.1         5.1         1.2        (4.7)       (2.8)
Net income (loss)...................       1.3         5.7         6.0         5.7         5.9         3.8         0.7        (5.4)


Item 3. Quantitative and Qualitative Disclosures About Market Risk

     As of October 3, 2004, our investment portfolio (other than strategic investments) consisted primarily of corporate bonds, floating rate short term notes, and federal and municipal obligations. The principal objectives of our investment activities are to preserve principal, meet liquidity needs, and maximize yields. To meet these objectives, we invest only in high credit quality debt securities with average maturities of less than two years. We also limit the percentage of total investments that may be invested in any one issuer. Corporate investments as a group are also limited to a maximum percentage of our investment portfolio.

     We are exposed to financial market risks, including changes in interest rates. All of the potential changes noted below are based on sensitivity analysis performed on our financial position and expected operating levels at October 3, 2004. Actual results may differ materially.

     Our investments are subject to interest rate risk. During the nine months ended October 3, 2004, interest rates available in the market for government and corporate bonds experienced an increase. During that time our investment portfolio consisting of government and corporate bonds decreased $0.7 million. A further increase in interest rates could subject us to a decline in the market value of our investments. These risks are mitigated by our ability to hold these investments to maturity. A hypothetical 100 basis point increase in interest rates would result in a reduction of approximately $1.5 million in the fair value of our available-for-sale securities held at October 3, 2004.

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


     (b)  Reports on Form 8-K


     On July 21, 2004, we announced our financial results for the three months ended July 4, 2004. The full text of the press release issued in connection with the announcement was attached as Exhibit 99.1 to our Current Report on Form 8-K furnished to the SEC on July 21, 2004.

     On September 9, 2004, we posted on our website a financial update regarding our expectations for the third quarter of 2004. The full text of the financial update was attached as Exhibit 99.1 to our Current Report on Form 8-K furnished to the SEC on September 9, 2004.


                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                        ACTEL CORPORATION




             Date: November 10, 2004                   /s/ Jon A. Anderson
                                                 -------------------------------
                                                         Jon A. Anderson
                                                   Vice President of Finance
                                                  and Chief Financial Officer
                                                (as principal financial officer
                                                  and on behalf of Registrant)