Form 10-K
period 2005-01-02
ACTEL CORP
filed 2005-03-11
CIK 907687

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 0-21970

ACTEL CORPORATION
(Exact name of Registrant as specified in its charter)

California	77-0097724
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2061 Stierlin Court Mountain View, California (Address of principal executive offices)	94043-4655 (Zip Code)
(650) 318-4200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 par value
Preferred Stock Purchase Rights
(Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form  10-K or any amendment to this Annual Report on Form 10-K.    ☑
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑         No ☐
     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price for shares of the Registrant’s Common Stock on July 5, 2002, as reported by the National Market System of the National Association of Securities Dealers Automated Quotation System, was approximately $371,000,000. In calculating such aggregate market value, shares of Common Stock owned of record or beneficially by all officers, directors, and persons known to the Registrant to own more than five percent of any class of the Registrant’s voting securities were excluded because such persons may be deemed to be affiliates. The Registrant disclaims the existence of control or any admission thereof for any purpose.
     Number of shares of Common Stock outstanding as of March 3, 2005: 25,167,938.

     In this Annual Report on Form 10-K, Actel Corporation and its consolidated subsidiaries are referred to as “we,” “us,” “our,” or “Actel.” You should read the information in this Annual Report with the Risk Factors at the end of Item 1. Unless otherwise indicated, the information in this Annual Report is given as of March 3, 2005, and we undertake no obligation to update any of the information, including forward-looking statements. All forward-looking statements are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements containing words such as “anticipates,” “believes,” “estimates,” “expects,” intends,” “plans,” “seeks,” and variations of such words and similar expressions are intended to identify the forward-looking statements. The Risk Factors could cause actual results to differ materially from those projected in the forward-looking statements.

PART I

ITEM 1.	BUSINESS
Overview
      We design, develop, and market field programmable gate arrays (FPGAs) and supporting products and services. FPGAs are used by manufacturers of automotive, communications, computer, consumer, industrial, military and aerospace, and other electronic systems to differentiate their products and get them to market faster. We are the leading supplier of FPGAs based on Flash and antifuse technologies, and believe that we are the leading supplier of high reliability FPGAs. Our strategy is to offer innovative solutions to markets in which our technologies have a competitive advantage, including the value-based and high-reliability FPGA markets. In support of our FPGAs, we offer intellectual property (IP) products; design and development software; programming hardware; debugging tool kits and demonstration boards; a Web-based Resource Center; and system design, online prototyping, and programming services.
      We shipped our first FPGAs in 1988 and thousands of our development tools are in the hands of customers, including BAE Systems (BAE); The Boeing Company (Boeing); Cisco Systems, Inc. (Cisco); European Aeronautic Defence and Space Company N.V. (EADS); Hamilton Sundstrand; Honeywell International Inc. (Honeywell); ITT Industries, Inc. (ITT); Lockheed Martin Corporation (Lockheed Martin); Mitsubishi Corporation (Mitsubishi); Nokia; Nortel Networks Corporation (Nortel); Northrop Grumman Corporation (Northrop); Raytheon Company (Raytheon); Rockwell Collins, Inc. and Rockwell Automation, Inc. (Rockwell); Schlumberger Limited (Schlumberger); Siemens AG (Siemens); Tellabs, Inc. (Tellabs); UTStarcom Incorporated (UTStarcom); and Varian Medical Systems, Inc. (Varian).
      We have foundry relationships with Chartered Semiconductor Manufacturing Pte Ltd (Chartered) in Singapore; Infineon Technologies AG (Infineon) in Germany; Matsushita Electric Industrial Co., Ltd. (Matsushita) in Japan; United Microelectronics Corporation (UMC) in Taiwan; and Winbond Electronics Corp. (Winbond) in Taiwan. Wafers purchased from our suppliers are assembled, tested, marked, and inspected by us and/or our subcontractors before shipment to customers.
      We market our products through a worldwide, multi-tiered sales and distribution network. In 2004, sales made through distributors accounted for 67% of our net revenues. One distributor, Unique Technologies, Inc. (Unique), accounted for 33% of our net revenues in 2004. Unique has been our sole distributor in North America since March 1, 2003. Including Unique and about 15 sales representative firms, our North American sales network has about 79 offices. Including about 21 distributors and sales representative firms, our European, Pan-Asia, and Rest of World (ROW) sales network has about 58 offices. In 2004, sales to customers outside North America accounted for 46% of net revenues.
      On April 26, 2004, we announced the appointment of J. Daniel McCranie to our Board of Directors. Mr. McCranie brings more than 35 years of sales and marketing experience in the semiconductor and communications industries to our Board of Directors.
      We were incorporated in California in 1985. Our principal facilities and executive offices are located at 2061 Stierlin Court, Mountain View, California 94043-4655, and our telephone number at that address is (650) 318-4200. Our website is located at http://www.actel.com. We provide access free of charge through a link on our website to our Annual Reports on Form  10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, as well as amendments to those reports, as soon as reasonably practicable after the reports are electronically filed with or furnished to the Securities and Exchange Commission (SEC). The Actel name and logo and Libero are registered trademarks of Actel. This Annual Report also includes unregistered trademarks of Actel as well as registered and unregistered trademarks of other companies.
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
      The logic design of competing electronic systems is often a principal area of differentiation. Unlike the microprocessor and memory markets, which are dominated by a relatively few standard designs, the logic market is highly fragmented and includes, among many other segments, low-capacity standard transistor-transistor logic circuits (TTLs) and custom-designed application specific ICs (ASICs). TTLs are standard logic circuits that can be purchased “off the shelf” and interconnected on a printed circuit board, but they tend to limit system performance and increase system size and cost compared with logic functions integrated at the circuit (rather than the printed circuit board) level. ASICs are customized circuits that offer electronic system manufacturers the benefits of increased circuit integration: improved system performance, reduced system size, and lower system cost.
      ASICs include conventional gate arrays, standard cells, and programmable logic devices (PLDs). Conventional gate arrays and standard cell circuits are customized to perform desired logical functions at the time the device is manufactured. Since they are “hard wired” at the wafer foundry by use of masks, conventional gate arrays and standard cell circuits are subject to nonrecurring engineering (NRE) charges and the time-to-market risks associated with any development cycle involving a foundry. Typically, conventional gate arrays and standard cell circuits are first delivered in production volumes months after the successful production of acceptable prototypes. In addition, hard-wired ASICs cannot be modified after they are manufactured, which subjects them to the risk of inventory obsolescence and constrains the system manufacturer’s ability to change the logic design. PLDs, on the other hand, are manufactured as standard devices and customized “in the field” by electronic system manufacturers using computer-aided engineering (CAE) design and programming systems. PLDs are being used by a growing number of electronic system manufacturers to increase product differentiation and manufacturing flexibility and speed time to market.
      PLDs include simple PLDs, complex PLDs (CPLDs), and FPGAs. CPLDs and FPGAs have gained market share because they generally offer greater capacity, lower total cost per usable logic gate and lower power consumption than TTLs and simple PLDs, and faster time to market and lower development costs than hard-wired ASICs. As mask costs and NRE charges continue to rise, CPLDs and particularly FPGAs are becoming cost-effective alternatives to hard-wired ASICs at higher volumes. Even in high volumes, the time-to-market and manufacturing-flexibility benefits of CPLDs and FPGAs often outweigh their price premium over hard-wired ASICs of comparable capacity for many electronic system manufacturers.
      Before a CPLD or FPGA can be programmed, there are various steps that must be accomplished by a designer using CAE design software. These steps include defining the function of the circuit, verifying the design, and laying out the circuit. Traditionally, logic functions were defined using schematic capture software, which permits the designer to essentially construct a circuit diagram on the computer. As CPLDs and FPGAs have increased in capacity, the time required to create schematic diagrams using schematic capture tools has often become unacceptably long, so designers are increasingly turning to hardware description languages (HDLs). HDLs permit the designer to describe the circuit functions at an abstract level and to verify the performance of logic functions at that level using a simulator. The HDL description of the desired CPLD or FPGA device can then be fed into synthesis software that automatically converts the abstract description to a gate-level representation equivalent to that produced by schematic capture tools. After a gate-level representation of the logic function has been created and verified, it must be translated or “laid out” onto the generic logic modules of the CPLD or FPGA. This is achieved by placing the logic gates and routing their interconnections, a process referred to as “place and route.” After the layout of the device has been verified by timing simulation, the CPLD or FPGA can be programmed. Multiple suppliers of electronic design automation (EDA) tools provide software to accomplish the design entry, simulation, and synthesis tasks for CPLDs and FPGAs, but the “place and route” software is generally developed and provided only by the CPLD or FPGA company.
      Electronic system manufacturers program a CPLD or FPGA to perform the desired logical functions by using a device programmer to change the state of the device’s programming elements (such as antifuses or memory cells) through the application of an electrical signal. Programmers are typically available from both the company supplying the device and third parties, and programming services are often available from both the company supplying the device and its distributors. Most CPLDs are programmed with erasable programmable read only memories or other nonvolatile “floating gate” memory technologies. Many FPGAs are programmed with static random access memory (SRAM) technology. Our FPGAs use Flash and antifuse programming elements. After programming, the functionality and performance of the programmed CPLD or FPGA in the electronic system must be verified.
      To a large extent, the characteristics of a CPLD or FPGA are dictated by the technology used to make the device programmable. CPLDs and FPGAs based on programming elements controlled by floating gates or SRAMs must be configured by a separate boot device, such as the nonvolatile programmable read only memory (PROM) commonly used with SRAM FPGAs. Because these devices must be booted-up, they are less reliable (in the sense of being more prone to generate system errors), less secure, not functional immediately on power-up, and require a separate boot device. In addition, SRAM FPGAs and CPLDs based on look-up tables tend to consume more power. FPGAs based on Flash and antifuse programming elements do not need to be booted-up, which makes them more reliable, more secure, “live-at-power-up” single-chip solutions, and they also tend to operate at lower power. These are all characteristics shared by hard-wired ASICs but not by CPLDs or SRAM FPGAs.
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
      As mask and NRE costs for hard-wired ASICs continue to rise, FPGAs are increasingly used as a cost-effective alternative to ASICs for implementing complex design functions. With this increase in adoption, FPGAs have grown in size and complexity, making the security of the devices more important. More often than not, the key IP that differentiates an electronic system from competitive offerings is now implemented in programmable logic. Consequently, the vulnerability of each system’s unique value-added IP is often a direct function of the security capabilities of the system’s FPGA. Since SRAM-based FPGAs must be configured at power on, the bitstream used to configure the SRAM FPGA can be intercepted in route at the circuit level, electronically “captured,” and replicated. Alternatively, this configuration data can be read from the configuration device and manipulated or copied, or the on-board PROM can be replicated. Flash and antifuse FPGAs do not require a start-up bitstream, eliminating the possibility of configuration data being intercepted.
      SRAM FPGAs are also susceptible to being upset by neutrons and alpha particles. When SRAM memories are used for data storage, these neutron-induced errors are called “soft errors.” When SRAM memories are used to store the configuration of an FPGA, these neutron-induced errors are called “firm errors.” A firm error affects the device’s configuration, which may cause the device to malfunction. In addition, firm errors are not transient but will persist until detected and corrected. There is a significant and growing risk of functional failure in SRAM-based FPGAs due to the corruption of configuration data. Historically a concern only for military, avionics, and space applications, firm errors have become more of a problem for ground-based applications with each manufacturing process generation. Radiation testing data show that antifuse and Flash FPGAs are not subject to loss of configuration due to neutron-induced upsets.
Strategy
      Our Flash and antifuse technologies are different from, and have certain advantages over, the SRAM and other technologies used in competing PLDs. Our strategy is to offer innovative solutions to markets in which our technologies have a competitive advantage, including the value-based and high-reliability FPGA markets.
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

•	Value-Based Market
      Much of the logic market is driven by cost. We address this value-based market, which we believe represents the fastest growing segment of the FPGA market, with our Flash FPGAs and our general-purpose antifuse FPGAs. In addition to low cost, our FPGAs add the value of hard-wired ASICs to the benefits provided by other PLDs. Like other PLDs, our FPGAs reduce design risk, inventory investment, and time to market. Unlike other PLDs, our FPGAs are nonvolatile, “live-at-power-up,” low-power, single-chip solutions. In addition, logic designers can choose to use either hard-wired ASIC or FPGA software tools and design methodologies, and the architectures of our FPGAs enable the utilization of predefined IP cores, which can be reused across multiple designs or product versions. We also offer our customers a wide selection of cost-sensitive and small form-factor packages.
      On March 29, 2004, we announced the shipment of the one-millionth unit of our Flash-based ProASIC PLUS FPGA family, which was introduced in 2002. With well over 1,000 design starts worldwide, this product has the fastest customer acceptance rate in our history, providing evidence that the nonvolatility and reprogrammability of these single-chip devices, coupled with their firm-error immunity, low power, and inherent security, make them a cost-effective solution for the value-based FPGA market. On January 24, 2005, we announced the ProASIC3 and ProASIC3E FPGA families, which are targeted specifically at the value-based FGPA market.

•	High-Reliability Market
      Much of the logic market for military and aerospace applications is driven by reliability, nonvolatility, security, and resistance to radiation effects. We address this market with our military, avionics, and space-grade FPGAs. Our antifuse and Flash FPGAs are reliable, nonvolatile, secure, and not susceptible to configuration corruption caused by radiation. During 2004, we completed the introduction of our antifuse-based RTAX-S FPGA family, with densities up to 2,000,000 gates, which was designed specifically for space applications. The density and performance characteristics of our RTAX-S FPGAs make them a radiation-tolerant alternative to hard-wired ASICs in many additional satellite applications. Much of the market for automotive applications is driven by cost as well as reliability, nonvolatility, and security. We address this market with our automotive line of FPGAs. With the addition of the Flash-based ProASIC PLUS devices to our automotive FPGA product portfolio in 2004, we believe that we have the PLD industry’s broadest automotive offering.
Products and Services
      Our product line consists of FPGAs, including

•	reprogrammable FPGAs based on Flash technology,

•	one-time programmable FPGAs based on antifuse technology, and

•	high-reliability (HiRel) FPGAs.
      In 2004, FPGAs accounted for 96% of our net revenues, most of which was derived from the sale of antifuse FPGAs. In support of our FPGAs, we offer IP products; design and development software; programming hardware; debugging tool kits and demonstration boards; a Web-based Resource Center; and system design, online prototyping, and volume programming services.

•	FPGAs
      FPGAs are used by manufacturers of automotive, communications, computer, consumer, industrial, military and aerospace, and other electronic systems to differentiate their products and get them to market faster. We are the leading supplier of FPGAs based on Flash and antifuse technologies.
      To meet the diverse requirements of our customers, we offer all of our FPGAs (except the two radiation-hardened devices) in a variety of speed grades, package types, and/or ambient (environmental) temperature tolerances. Commercial devices are qualified to operate at ambient temperatures ranging from zero degrees Celsius (0°C) to +70°C. Industrial devices are qualified to operate at ambient temperatures ranging from -40°C to +85°C. Automotive devices are qualified to operate at ambient temperatures ranging from -40°C to +125°C with junction temperatures up to 125°C for Flash devices and up to 150°C for antifuse devices. Military devices are qualified to operate at ambient temperatures ranging from -55°C to +125°C. “High reliability” or “HiRel” devices are qualified to automotive or military temperature specifications. We believe that we are the leading supplier of high reliability FPGAs.
      The capacity of FPGAs is measured in “gates,” which traditionally meant four transistors. As FPGAs grew larger and more complex, no standard technique emerged for counting FPGA gates. The appearance of FPGAs with memory further complicated matters because memory gates cannot be counted in the same way as logic gates. When we use “gate” or “gates” to describe the capacity of FPGAs, we mean “maximum system equivalent gates” unless otherwise indicated.

•	Flash FPGAs

Our Flash-based FPGAs include the ProASIC3, ProASIC3E, ProASIC PLUS, and ProASIC families. The combination of a fine-grained, single-chip ASIC-like architecture and nonvolatile Flash configuration memory makes our Flash-based FPGAs economical alternatives to ASICs for low- and medium-speed applications. Unlike other FPGAs available on the market today, which are either volatile or non-reprogrammable, our Flash devices are nonvolatile and reprogrammable.

•	ProASIC3/E

On January 24, 2005, we announced the ProASIC3 and ProASIC3E families, our third generation of Flash-based programmable logic solutions. The ProASIC3/E families were designed to address the market demand for full-featured, cost-effective FPGAs in consumer, automotive, and other price-sensitive applications. Ranging in density from 30,000 to 3,000,000 gates, the new ProASIC3/E families offer integrated secure in-system programmability (ISP) using Advanced Encryption Standard (AES) encryption, 64-bit 66 MHz Peripheral Component Interconnect (PCI) performance, and the FPGA industry’s first on-chip user Flash memory. We market the ProASIC3/E families as the world’s lowest cost FPGAs. Samples are available through our early access program, with production quantities scheduled for the end of 2005.

•	ProASIC PLUS

The ProASIC PLUS family of FPGAs, which was first shipped for revenue in 2002, consists of seven devices: the 75,000-gate APA075; the 150,000-gate APA150; the 300,000-gate APA300; the 450,000-gate APA450; the 600,000-gate APA600; the 750,000-gate APA750; and the 1,000,000-gate APA1000. As our second-generation Flash family, ProASIC PLUS devices offer added features and improved user-configurable inputs and outputs (I/Os) and ISP compared with the first-generation ProASIC family. Manufactured on a 0.22-micron embedded Flash process at UMC, the ProASIC PLUS family can be ordered in approximately 136 speed, package, and temperature variations.

•	ProASIC

The ProASIC family of FPGAs, which was first shipped for revenue in 1999, consists of four products: the 100,000-gate A500K050; the 290,000-gate A500K130; the 370,000-gate A500K180; and the 475,000-gate A500K270. Manufactured on a 0.25-micron embedded Flash process at Infineon, the family can be ordered in approximately 30 speed, package, and temperature variations.

•	Antifuse FPGAs

Our antifuse-based FPGAs include the Axcelerator, eX, SX-A, SX, MX, and legacy families, all of which are nonvolatile, secure, reliable, live at power-up, single-chip solutions. Our antifuse FPGA devices span six process generations, with each offering higher performance, lower power consumption, and improved economies of scale.

•	Axcelerator

The Axcelerator family of FPGAs, which was first shipped for revenue in 2002, consists of five devices: the 125,000-gate AX125; the 250,000-gate AX250; the 500,000-gate AX500; the 1,000,000-gate AX1000; and the 2,000,000-gate AX2000. Manufactured on a 0.15-micron, seven-layer metal antifuse process at UMC, the family can be ordered in approximately 204 speed, package, and temperature variations. The Axcelerator family was targeted at high-speed communications and bridging applications and designed to deliver high performance, logic utilization, and design security with low power consumption.

•	eX

The eX family of FPGAs, which was first shipped for revenue in 2001, consists of three devices: the 3,000-gate eX64; the 6,000-gate eX128; and the 12,000-gate eX256. Manufactured on a 0.25-micron antifuse process at UMC, the family can be ordered in approximately 66 speed, package, and temperature variations. The eX family was designed for the e-appliance market of internet-related consumer electronics and includes a sleep mode to conserve battery power. eX devices also provide a small form factor, high design security, and a straightforward design process. We market the eX family as high-performance single-chip programmable replacements for low-capacity ASICs.

•	SX-A and SX

The SX-A family of FPGAs, which was first shipped for revenue in 1999, consists of four products: the 12,000-gate A54SX08A; the 24,000-gate A54SX16A; the 48,000-gate A54SX32A; and the 108,000-gate A54SX72A. Manufactured on a 0.22-micron antifuse process at UMC and on a 0.25-micron antifuse process at Matsushita, the family can be ordered in approximately 253 speed, package, and temperature variations.

The SX family of FPGAs, which was first shipped for revenue in 1998, consists of four products: the 12,000-gate A54SX08; the 24,000-gate A54SX16 and A54SX16P; and the 48,000-gate A54SX32. Manufactured on a 0.35-micron antifuse process at Chartered, the family can be ordered in approximately 200 speed, package, and temperature variations.

SX was the first family to be built on our fine-grained, “sea of modules” metal-to-metal architecture. We market the SX-A and SX families as programmable devices with ASIC-like speed, power consumption, and pricing in volume production. In addition, the SX-A family offers I/ O capabilities that provide full support for “hot-swapping.” Hot swapping allows system boards to be exchanged while systems are running, a capability important to many portable, consumer, networking, telecommunication, and fault-tolerant computing applications.

•	MX

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

•	Legacy Products

The MX family incorporates the best features of our legacy FPGAs and over time should replace those earlier products in new 5.0-volt commercial designs. Legacy products include the DX, XL, ACT 3, ACT 2, and ACT 1 families.

•	DX and XL

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

•	ACT 3

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

•	ACT 2

The ACT 2 family of FPGAs, which was first shipped for revenue in 1991, consists of three products: the 6,000-gate A1225; the 9,000-gate A1240; and the 16,000-gate A1280. Manufactured on 1.0- and 0.9-micron antifuse processes at Matsushita, the family can be ordered in approximately 73 speed, package, and temperature variations. ACT 2 was our second-generation FPGA family and featured a two-module architecture optimized for combinatorial and sequential logic designs.

•	ACT 1

The ACT 1 family of FPGAs, which was first shipped for revenue in 1988, consists of two products: the 2,000-gate A1010 and the 4,000-gate A1020. Manufactured on 1.0- and 0.9-micron antifuse processes at Matsushita, the family can be ordered in approximately 95 speed, package, and temperature variations. ACT 1 was the original family of antifuse FPGAs.

•	HiRel FPGAs

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

•	Automotive

To address the rapidly growing and cost-sensitive automotive electronics market, we introduced in 2003 an automotive line of FPGAs covering a wide range of densities, voltages, and features. We offer extended automotive temperature versions of all members of our eX, SX-A, and MX antifuse families. On February 9, 2004, we announced the availability of our Flash-based ProASIC PLUS FPGAs, with densities up to 1,000,000 gates, in extended automotive temperature range versions. Our ProASIC PLUS automotive devices are suitable for telematics and other in-cab applications that require flexible, high-reliability solutions, including navigation, speech recognition, passenger control and comfort systems, intelligent occupant sensors, and heads-up displays. Due to the tamper-resistant nature of our Flash and antifuse technologies, our automotive line is also appropriate for occupant safety systems, electronic engine control modules, and other under-the-hood powertrain management systems. We market our automotive line as the FPGA industry’s broadest automotive product portfolio that addresses the unique needs of vehicle designers.

•	Mil/Av

Our Mil/Av devices are offered in three packaging and screening options: military-temperature plastic (MTP), military-temperature hermetic (MTH), and MIL-STD 883 Class B hermetic (Class B). MTP devices are offered in plastic packages and screened to military temperature specifications. MTH devices are offered in hermetic packages and screened to military temperature specifications. Class B devices are offered in hermetic packages and screened to MIL-STD 883 Class B specifications.

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

We offer 22 devices in MTH or Class B packaging and screening: the 2,000-gate A1010B; the 4,000-gate A1020B; the 6,000-gate A1425A; the 9,000-gate A1240A; the 11,000-gate A1460A; the 16,000-gate A1280A and A1280XL; the 20,000-gate A14100A and A32100DX; the 24,000-gate A54SX16; the 36,000-gate A32200DX; the 48,000-gate A54SX32 and A54SX32A; the 54,000-gate A42MX36; the 108,000-gate A54SX72A; the 250,000-gate AX250; the 300,000-gate APA300; the 500,000-gate AX500; the 600,000-gate APA600; the 1,000,000-gate APA1000 and AX1000; and the 2,000,000-gate AX2000. Hermetic-packaged Mil/ Av devices are appropriate for avionics, munitions, harsh industrial environments, and ground-based equipment when radiation survivability is not critical.

•	Rad Tolerant

On February 11, 2004, we announced the introduction of the RTAX250S FPGA, extending our RTAX-S family to three devices. On July 6, 2004, we announced the availability of engineering samples for all three devices, which have features optimized for space applications, including hardened registers that offer practical immunity to single-event upsets and usable error-corrected onboard random access memory (RAM). We believe that these features, in combination with proven reliability at extreme temperatures, live-at-power-up functionality on a single chip, and an expanded set of I/O standards, enable the RTAX-S family to meet the density, performance, and radiation-resistance requirements of many satellite bus and payload applications, including command and data handling, attitude and orbit control, and spacecraft power and environmental controls. We market the RTAX-S family as a radiation-tolerant alternative to hard-wired ASICs for bus and payload applications in low-, mid-, and geosynchronous-earth orbit satellites.

On June 21, 2004, we announced the availability of our radiation-tolerant RTSX-S family of FPGAs from UMC’s wafer foundry. The new family provided customers with an alternate source for our 0.25-micron devices, which have been widely adopted for radiation-intensive space-flight applications. To help assure that the devices from UMC meet the stringent requirements of space-flight systems, the parts have been subjected to numerous qualification, reliability, and radiation tests. See the Risk Factors set forth at the end of Item 1 of this Annual Report on Form 10-K for more information.

Our Rad Tolerant family of FPGAs consists of ten products: the 4,000-gate RT1020; the 6,000-gate RT1425A; the 11,000-gate RT1460A; the 16,000-gate RT1280A; the 20,000-gate RT14100A; the 48,000-gate RT54SX32S; the 108,000-gate RT54SX72S; the 250,000-gate RTAX250S; the 1,000,000-gate RTAX1000S; and the 2,000,000-gate RTAX2000S. These Rad Tolerant FPGAs are offered with Class B or Class E (extended flow/space) qualification and total dose radiation test reports are provided on each segregated lot of devices. The RT54SX32S is also offered in a chip carrier land grid package small enough to enable the assembly of tested and programmed FPGAs into multi-chip modules for space applications.

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

•	Rad Hard

The Rad Hard family of FPGAs, which was first shipped for revenue in 1996, consists of two products: the 4,000-gate RH1020 and the 16,000-gate RH1280. The two products were manufactured on a radiation-hardened 0.8-micron antifuse process by BAE and are shipped with full QML Class V screening. The Rad Hard family was designed to meet the demands of applications requiring guaranteed levels of radiation survivability. Rad Hard FPGAs are appropriate for military and civilian satellites, deep space probes, planetary missions, and other applications in which radiation survivability is essential.

•	Supporting Products and Services
      In support of our FPGAs, we offer IP products; design and development software; programming hardware; debugging tool kits and demonstration boards; a Web-based Resource Center; and system design, online prototyping, and volume programming services.

•	IP Products

IP products allow system designers to leverage proven, pre-built IP cores optimized for our devices, which streamlines their design process, shortens time to market, and reduces design cost and risk. Targeting the aerospace, automotive, communications, consumer, industrial, and military markets, our IP cores complement the nonvolatile, secure, and low-power characteristics of our Flash and antifuse FPGAs. Our offering includes approximately 34 bus interface, 23 communications, 12 data security, five memory control, 16 multimedia and error correction, and 27 processor and peripheral IP cores. The IP cores are available in evaluation, register transfer language (RTL), or netlist formats.

Data security is an integral part of our leading solutions for secure semiconductor devices. We have industry-standard data encryption IP cores and partnerships that meet the stringent needs of the security marketplace. Our security IP portfolio includes Data Encryption Standard (DES), Triple DES, and AES cores designed and targeted to work with our Flash and antifuse FPGAs. We are partnering with experts in the area of data security who offer their services to integrate these cores into our devices.

On January 24, 2005, we announced the availability of more than 90 IP cores to support our new ProASIC3 and ProASIC3E device families. The ported cores leverage the advanced features of the ProASIC3/E devices, including enhanced I/O and memory. Delivering a broad IP library at the time of product introduction allows our customers to begin designing complete systems with the ProASIC3/ E devices.

•	DirectCores

We design, verify, support, and maintain DirectCore IP products, which are optimized for use with our devices. These cores come complete as pre-implemented, synthesizable building blocks that have been thoroughly tested and verified in our FPGAs. A number of them are certified for operation to a standard, such as PCI or MIL-STD-1553. Approximately 23 DirectCore IP cores are available from us or through our distributors or sales representatives. We offer evaluation, single-use, and unlimited-use licenses for our IP cores, which are delivered with full documentation and support. On October 25, 2004, we announced a new Web-based IP evaluation program that allows customers to access and download free evaluation versions of DirectCore IP products from our Web site.

•	CompanionCores

Our CompanionCore Alliance Program is a cooperative effort between us and independent third-party IP core developers to produce and provide a wide selection of proven, pre-built synthesizable semiconductor IP cores optimized for use in our FPGAs and compatible with our suite of design and development tools. These CompanionCore IP cores are licensed, supported, and maintained directly by the partners.

On February 9, 2004, we announced that a new CompanionCore Alliance Program partner, Intelliga Integrated Design, had optimized its local interconnect network and controller area network (CAN) cores to support our automotive- and industrial-temperature grade devices. We now offer more than 30 IP cores specifically designed and optimized for in-cab and under-the-hood automotive applications.

Approximately 92 CompanionCore IP cores are available from our CompanionCore Alliance Program partners, including ten from 4i2i Communications Ltd; six from CAST, Inc.; five from Eureka Technology Inc.; nine from Helion Technology Ltd.; two from Intelliga Integrated Design; 26 from Inicore, Inc. (Inicore); 25 from Memec Design; and nine from MorethanIP GmbH. A number of licensing models are available from our CompanionCore Alliance partners, including single-use, multiple-use, and evaluation licenses.

•	Design and Development Software

Our software strategy is to provide our customers with all of the tools necessary for them to define, verify, and implement their designs in our FPGAs by combining tools from leading EDA vendors with our custom developed tools into a single FPGA integrated design environment (IDE). We also work closely with our EDA partners to ensure that new releases of our custom developed tools are supported in their software and design flows. Our EDA partners include Aldec, Inc.; Cadence Design Systems, Inc. (Cadence); Celoxica Limited; Magma Design Automation, Inc. (Magma); Mentor Graphics Corporation (Mentor Graphics); SynaptiCAD, Inc. (SynaptiCAD); Synopsys, Inc. (Synopsys); and Synplicity, Inc. (Synplicity).

•	Libero

Our Libero IDE is a comprehensive FPGA design and development software suite that supports all of our Flash and antifuse FPGA families and provides users with start-to-finish design flow guidance and control. The Libero IDE provides complete tool interoperability; a streamlined design flow; management of all design, run, and log files; seamless passing of all design data between tools from schematic/HDL entry through place-and-route; and device programming. The entire design can be created and managed through the Libero IDE’s user interface, which provides a step-by-step graphical illustration of the design flow process.

Running on Microsoft Windows operating systems, the Libero IDE is available in several editions. The Libero IDE Silver edition, which we offer for free, contains our Designer physical design implementation tool suite and a project manager as well as Actel Edition (AE) versions of the following third party tools: Mentor Graphics’ ViewDraw AE schematic capture; SynaptiCAD’s Waveformer Lite AE testbench generator; and Synplicity’s Synplify AE synthesis tools. The Libero IDE Gold edition also includes Mentor Graphics’ ModelSim AE simulator. The Libero IDE Silver and Gold editions support our FPGAs through 300,000 gates as well as the new A3PE600 ProASIC3E device. The most comprehensive edition, Libero IDE Platinum, also includes Magma’s PALACE AE physical synthesis tools and supports all of our currently released devices.

On January 24, 2005, we announced that our Libero 6.1 IDE provides complete support for our new Flash-based ProASIC3 and ProASIC3E devices. The software is optimized for the architectural features of the ProASIC3 and ProASIC3E devices, including the on-chip FlashROM, which can be programmed independently of the FPGA core. In addition, the Libero 6.1 IDE includes Synplicity’s Synplify Pro AE, which offers many features beyond Synplify AE to improve device performance and design time. Synplify Pro AE requires a separate license and can be used with any Libero IDE edition.

•	Designer

For customers who want to us their own design and verification tools, our Designer software is available as a standalone interactive design implementation tool suite. It is compatible with the most popular design entry and verification packages, including those from Cadence, Mentor Graphics, Synopsys, and Synplicity. The Designer software includes all of the tools required for a complete physical design implementation system, from importing a netlist through place-and-route, timing and physical constraints entry, timing and power analysis, and programming file generation. In addition to a step-by-step design flow, the tool suite also provides access to many features that streamline or facilitate completion of the design, including floorplanning tools. Running on Microsoft Windows, Sun Solaris, or Red Hat Linux operating systems, the Designer software is offered in a Platinum edition that supports all of our devices, including the new ProASIC3/ E Flash families, and a free Gold edition that supports all devices up to 300,000 gates as well as the smallest member of each family.

•	Programming Hardware

Programmers execute instructions included in files obtained from the Designer tool suite to program our FPGAs. In addition to programmers, we offer adapter modules, which must be used with the Silicon Sculptor II programmer; surface-mount sockets and prototyping adapter boards, which make it easier to prototype designs using our antifuse FPGAs; and accessories. In addition, we support programmers offered by BP Microsystems, Inc.

•	Silicon Sculptor II

All of our FPGAs can be programmed by the Silicon Sculptor II programmer. The Silicon Sculptor II programmer is a compact, single-device programmer with stand-alone software for the personal computer (PC). Silicon Sculptor II was designed to allow concurrent programming of multiple units from the same PC. The Silicon Sculptor II is manufactured for us by BP Microsystems.

•	FlashPro

Our family of FlashPro device programmers provides ISP support for the ProASIC3/E, ProASIC PLUS, and ProASIC FPGA families. The ISP feature permits devices to be programmed after they are mounted on a printed circuit board. Running on Microsoft Windows operating systems, all FlashPro programmers permit multiple Flash devices to be programmed in a Joint Test Action Group (JTAG) chain. Since any nonprogrammable devices in the JTAG chain are automatically skipped, a single JTAG chain can be used for all JTAG devices, which increases flexibility for post-production and field upgrades. All FlashPro programmers also use industry-standard test and programming language files, so there is no delay between product release and programming support. In addition, the same graphical user interface (GUI) is used for all FlashPro series programmers, which are manufactured for us by First Silicon Solutions, Inc. (FS2).

•	FlashPro3

The FlashPro3 programmer is targeted at the ProASIC3 and ProASIC3E families, our latest generation of Flash devices. This newest programmer offers high-speed performance through the use of Universal Serial Bus (USB) 2.0 and is compliant for full use of the 480 Mbps bandwidth. The FlashPro3 programmer can connect to any PC with a USB port and can operate either with USB 1.1 (full-speed) or USB 2.0 (both high-speed and full-speed modes). By using USB hubs, multiple FlashPro3 programmers can be connected to a single PC, enabling the end-user to set up a small-scale production environment with concurrent ISP occurring across multiple boards.

•	FlashPro Lite

The FlashPro Lite programmer is used exclusively with the ProASIC PLUS family and connects to a PC by means of the parallel port. A replaceable programming cable connects the FlashPro Lite to the target board, which powers the programmer. This portable, low-cost programmer permits customers to program ProASIC PLUS devices at almost any location using a laptop computer.

•	FlashPro

The FlashPro programmer can be used with both the ProASIC PLUS and Pro ASIC families. The choice of USB port or parallel port is made in the FlashPro software GUI. The FlashPro programmer has its own power supply, so the target board does not need to be powered up to support ISP. Like FlashPro3 programmers, multiple FlashPro programmers can be connected by USB hubs to a single PC.

•	Debugging Tool Kits and Demonstration Boards

Our design diagnostics and debugging tool kits and accessories permit designers to improve productivity and reduce time to market by removing the guesswork typically associated with the process of system verification. We offer different tools kits for our Flash and antifuse products. Our development kits and demonstration boards and accessories permit users to evaluate particular products.

•	Design Diagnostics and Debugging Tool Kits

Our antifuse FPGAs contain internal circuitry that provides built-in access to every node in a design, enabling real-time observation and analysis of a device’s internal logic nodes. Silicon Explorer II is an integrated verification and logic analysis tool kit for the PC that accesses the probe circuitry. Silicon Explorer II Lite is a less expensive version of Silicon Explorer II for customers who have a logic analysis system.

The FS2 CLAM (Configurable Logic Analyzer Module) System provides logic analyzer capabilities for our Flash-based FPGAs. Embedded in our Flash devices, the CLAM System can simultaneously trace and trigger on up to 256 channels from an available 1024 predefined signals in the FPGA. The FS2 CLAM hardware probe is offered by FS2.

•	Development Kits and Demonstration Boards

On November 1, 2004, we announced the availability of a starter kit for our antifuse-based Axcelerator FPGA. Available in both a basic evaluation and an advanced prototyping version, the starter kit features an evaluation board with an Axcelerator device, the Libero Gold IDE, tutorials, and support documentation. In addition, users can submit custom Axcelerator designs and receive free, programmed samples through our new Online Prototyping Service. The advanced prototyping kit includes a programming socket module adapter and a six-month loaner program certificate for our Silicon Sculptor II programmer.

During 2004, we also announced the availability of an enhanced starter kit for our Flash-based ProASIC PLUS FPGAs. In addition, we offer ProASIC PLUS and Axcelerator evaluation platforms; a ProASIC PLUS ISP demonstration evaluation platform; CorePCI, Core1553, and CorePCIX evaluation boards; and Core1553BRM, Core 429, and Platform8051 development kits.

On January 24, 2005, we announced a starter kit to support our new Flash-based ProASIC3 and ProASIC3E FPGA families. Expected to be available in the second quarter of 2005, the starter kit includes an evaluation board with a ProASIC3E device, the Libero Gold 6.1 IDE, a FlashPro3 programmer, USB cable, programming cable, power supply, tutorials, and support documentation.

•	Resource Center

Launched in 2002, our Web-based Resource Center is intended to provide information on a variety of industry-wide issues related to the continued displacement of hard-wired ASICs by FPGAs. Targeted at FPGA and ASIC designers and system architects, the website includes technology tutorials, frequently-asked questions, market overviews, application notes, white papers, extensive glossaries of industry terms, and links to other relevant articles and third-party resources. Additional topics will be added as appropriate.

•	Power

The Power Resource Center provides design engineers with information about the power characteristics of FPGAs as well as tools to estimate and design for low-power applications. The four basic power components that need to be examined when evaluating the power consumption of different FPGA technologies are static power, dynamic power, in-rush (or power-up) power, and configuration power. While the three primary FPGA technologies differ widely in their power consumption characteristics, only Flash and antifuse are (like ASICs) true live-at-power-up technologies that do not exhibit power-up current spikes.

•	Packaging

Our Packaging Resource Center contains technical package details, discussions on the latest environmental issues, related industry articles and links, and design implementation tools. This portal was created as the primary source for technical information about our FPGA packaging solutions, but also serves as an industry reference for IC packaging issues and topics that impact the FPGA design community. Our objective is to consistently deliver packages that provide the necessary mechanical and environmental protection to ensure consistent reliability and performance. On March 22, 2004, we announced the availability of “green” and lead-free packaging options for all of our antifuse- and Flash-based FPGA product families.

•	Soft/Firm Errors

On April 19, 2004, we announced the results of a comprehensive third-party investigation verifying that FPGAs based on Flash and antifuse technologies are immune to configuration upsets caused by high-energy neutrons naturally generated in the earth’s atmosphere. The study also determined that SRAM-based FPGAs are vulnerable to neutron-induced configuration loss not only under high-altitude conditions, as traditionally believed, but also in ground-based applications, including automotive, medical, telecommunications, data storage, and communications. A neutron-induced functional failure in an SRAM-based FPGA can result in a complete system failure. The tests followed the industry-prescribed test methodology and were conducted at the Los Alamos National Laboratory in New Mexico. The results of the independent study are documented in a report (“Radiation Results of SER [Soft-Error Rate] Test of Actel, Xilinx, and Altera FPGA Instances”) that is available in our Soft/ Firm Errors Resource Center. This website also contains technology tutorials, white papers, a comprehensive glossary, and relevant links.

•	Embedded Design Security

Secure systems and ultimately the underlying silicon technologies are becoming increasingly vital in protecting valuable IP. Without taking the necessary precautions, corporations may experience major security breaches, resulting in design theft and other malicious damage. But assessing security risks and the potential associated loss can be difficult. The purpose of our Embedded Design Security Resource Center is to provide semiconductor and design professionals with a database of information about these vulnerabilities. Organizations concerned with security can now access detailed information and links about design security, security countermeasures, affected systems, and solutions to defeat unfriendly attacks. Our solution is a range of nonvolatile, single-chip FPGAs that offer practically unbreakable design security.

•	Services

In addition to the system design, online protyping, and volume programming services that we offer, our Solution Partners Program provides customers with access to a broad range of design resources, application expertise, and products from strategic partners worldwide that complement our products and services.

•	Protocol Design Services

With our acquisition of the Protocol Design Services Group from GateField Corporation (GateField) in August 1998, we became the first FPGA provider to offer system-level design expertise. The Design Services organization operates out of a secure facility located in Mt. Arlington, New Jersey, and is certified to handle government, military, and proprietary designs. The organization provides varying levels of design services to customers, including FPGA, ASIC, and system design; software development and implementation; and development of prototypes, first articles, and production units. Our Protocol Design Services team has participated in the development of a wide range of applications, including optical networks, routers, cellular phones, digital cameras, embedded DSP systems, automotive electronics, navigation systems, compilers, custom processors, and avionics systems.

•	Online Prototyping

On November 1, 2004, we announced our new Online Protoyping Service, a Web-based sample delivery program. Intended to make it easy for designers to evaluate and prototype with no up-front investment, the new program allows them to request free samples of programmed FPGAs through a Web-based interface. The program currently supports our antifuse-based Axcelerator, SX-A, eX and MX families.

•	Volume Programming

We offer high-volume programming for all device and package types in our programming center, which is located at our factory in Mountain View, California. Our facility is ISO 9001:2000, PURE, QML, and STACK certified (see “BUSINESS — Manufacturing and Assembly). As part of the programming process, we offer ink marking for customer-specific marking needs. Volume programming charges are based on the type of device and quantity per order.

•	Solution Partners

On July 12, 2004, we announced the addition of five new members to our Solution Partners Program, which is a cooperative effort between us and third-party providers of FPGA design services, embedded software, and hardware products. The Solution Partners Program is intended to help accelerate the time to market for designs based on our devices by enabling designers to leverage FPGA design expertise and products tailored specifically for our devices. Solution Partner products and services are available directly from the partners, who are responsible for pricing, warranty, and technical support. Joining the Program were Barco-Silex, Capitol Automation, Comit Systems, Intrinsix Corporation, and Silicon Interfaces, all of whom develop customer-specific electronic products for the wired and wireless communications and networking markets. On February 14, 2005, we announced that four more new partners had joined the Solution Partners Program: Altium Limited, Data I/O Corporation, Device Engineering Inc., and GAO Research Inc. The Program currently has 22 members.

Markets and Applications
      FPGAs can be used in a broad range of applications across nearly all electronic system market segments. Most customers use FPGAs in low to medium volumes in the final production form of their products. Some high-volume electronic system manufacturers use FPGAs as a prototyping vehicle and convert production to lower-cost hard-wired ASICs, while others with time-to-market constraints use FPGAs in the initial production and then convert to lower-cost ASICs. For electronic systems that have shortened product life cycles, system manufacturers are finding that the cost difference between hard-wired ASICs and FPGAs begins to shrink and that manufacturing flexibility becomes a more important element in the semiconductor decision process. In addition, as new chip interface standards emerge (which also puts a premium on flexibility), more high-volume electronic system manufacturers are electing to retain FPGAs in volume production.

•	Military and Aerospace
      In 2004, military and aerospace applications accounted for an estimated 36% of our net revenues. Rigorous quality and reliability standards and the need for design security are the primary product characteristics of the military and aerospace market. Our FPGAs have high quality and reliability and are almost impossible to copy or reverse engineer, making them appropriate for many military and aerospace applications. We believe that we are the world’s leading supplier of military and aerospace PLDs. Our customers in the military and aerospace market include: BAE, Boeing, EADS, Hamilton Sundstrand, Honeywell, ITT, Lockheed Martin, Northrop, Raytheon, and Rockwell.
      Our antifuse FPGAs are especially well suited for space applications due to the high radiation tolerance of the antifuse and our FPGA architecture. Thousands of our FPGAs have performed flight-critical functions aboard manned space vehicles, earth observation satellites, and deep-space probes, and our FPGAs often perform mission-critical functions on important scientific missions in space. We participate in programs administered by the Goddard, Johnson, and Marshall Space Flight Centers of the National Aeronautics Space Administration (NASA), including the Space Shuttle, International Space Station, and Hubble Space Telescope. We also participate in programs at California Institute of Technology’s Jet Propulsion Laboratory, including the Mars Pathfinder and the Mars Spirit and Opportunity Rovers. Our FPGAs can also be found in spacecraft launched by practically every civilian space agency around the world, including the European Space Agency and the Japanese National Space Development Agency.
      During 2004, we announced that:

•	Our radiation-tolerant and radiation-hardened FPGAs had returned to Mars, playing critical roles throughout the American and European missions.

•	Our Flash-based FPGAs were chosen by Hamilton Sundstrand, a division of United Technologies Corporation, for the F-35 Joint Strike Fighter project.

•	More than 400 of our radiation-tolerant and radiation-hardened FPGAs have been utilized by the European Space Agency and its contractors as part of the Rosetta space mission.

•	Our Axcelerator FPGAs had been selected by BAE as part of BAE’s Archerfish naval mine disposal system.

•	Industrial
      In 2004, industrial control and instrumentation applications accounted for an estimated 27% of our net revenues. Industrial control and instrumentation applications often require complex electronic functions tailored to specific needs. FPGAs offer programmability and high density, making them attractive to this segment of the electronic equipment market. Our customers in the industrial market include: Mitsubishi, Schlumberger, Siemens, and Varian.
      During 2004, we announced that:

•	Aviom exclusively used our Flash-based ProASIC PLUS FPGA devices throughout its portfolio of audio network products.

•	Our Flash-based FPGAs were selected by Indesign for use in its wireless high-fidelity audio platform.

•	Our Flash-based FPGAs were chosen by the Monterey Bay Aquarium Research Institute for use in its advanced underwater seismograph.

•	Communications
      In 2004, communications applications accounted for an estimated 27% of our net revenues. Increasingly complex equipment must frequently be designed to fit in the space occupied by previous product generations. In addition, the communications environment rewards short development times and early market entry. The high density, high performance, and low power consumption of our antifuse FPGAs make them suitable for use in high-speed communications equipment. The high capacity, low cost, low power consumption, and reprogrammability of our Flash FPGAs make them appropriate for use in other communications applications. Our customers in the communications market include: Cisco, Nokia, Nortel, Tellabs, and UTStarcom.
      On July 28, 2004, we jointly announced with Eleven Engineering, a leading developer of wireless processor ICs, that our low-power eX family of FPGAs is being used in Eleven Engineering’s ETHx wireless Ethernet bridge platform. On January 10, 2005, we announced that UTStarcom, a leading global supplier of IP access networking solutions and international service and support, selected our antifuse-based SX-A FPGA as a controller on the control board of UTStarcom’s mSwitch and 3G products.

•	Consumer and Computer
      In 2004, consumer and computer applications accounted for an estimated 10% of our net revenues. The markets for consumer and computer products are characterized by intense competition and short product life cycles, placing a premium on security and early market entry for new products.

•	Consumer

The high performance, low power consumption, and low cost of antifuse FPGAs make them appropriate for use in products enabling the portability of the internet, or “e-appliances,” and other high-volume electronic systems targeted for consumers. E-appliance applications include MP3 “music-off-the-internet” players, digital cable set-top boxes, DSL and cable modems, digital cameras, digital film, multimedia products, and smart-card readers. Our customers in the consumer market include: Channel, Datel Inc., IC Boss, and Shinyoung Hitech Co., Ltd.

On January 7, 2004, we announced that Crest Audio, a manufacturer of professional audio systems, had selected our APA075 ProASIC PLUS FPGA devices for its new line of advanced multichannel digital amplifier products.

•	Computer

FPGAs reduce the time to market for computer systems and facilitate early completion of production models so that development of hardware and software can occur in parallel. Our customers in the computer market include: Allied Telesis K.K., Dialogic Corporation, Hewlett-Packard Company, and Sky Computer.

•	Automotive
      Today’s automobiles contain miles of wiring, hundreds of circuits, and a wide variety of other electronic content. Increasing sophistication under the hood has required a wide range of systems in the cab to help operators monitor performance and control a variety of diagnostic and telematic functions. In addition, manufacturers are striving to differentiate their products with a variety of complex digital systems for entertainment and networked information appliances. As a result, in-car electronics content is increasing at a rapid rate. We introduced a new line of FPGAs targeted specifically for the automotive market in 2003. With the addition of ProASIC PLUS to our automotive FPGA product portfolio in 2004, we believe that we have the PLD industry’s broadest automotive offering. Our automotive products enable designers to realize the time-to market advantages of programmable logic and meet the rapidly evolving diagnostic, telematic, and infotainment requirements of the automotive industry. Revenues from our automotive product line were not significant in 2004.
Sales and Distribution
      We maintain a worldwide, multi-tiered selling organization that includes a direct sales force, independent sales representatives, and electronics distributors. Our North American sales force consists of about 45 sales and administrative personnel and field application engineers (FAEs) operating from about 18 offices located in major metropolitan areas. Direct sales personnel call on target accounts and support direct original equipment manufacturers (OEMs). Besides overseeing the activities of direct sales personnel, our sales managers also oversee the activities of about 15 sales representative firms operating from about 40 office locations. The sales representatives concentrate on selling to major industrial companies in North America. To service smaller, geographically dispersed accounts in North America, we have a distributor agreement with Unique, which has about 35 offices in North America.
      We generate a significant portion of our revenues from international sales. Sales to European customers accounted for 27% of net revenues in 2004. Our European sales organization consists of about 25 employees operating from five sales offices and about 12 distributors and sales representatives having about 28 offices (including Unique, which has about nine offices in Europe). Sales to Pan-Asia and other international customers accounted for 19% of net revenues in 2004. Our Pan-Asia and ROW sales organization consists of about 12 employees operating from four sales offices and about 12 distributors and sales representatives having about 21 offices (including Unique, which has about nine offices in Pan-Asia and ROW). On October 29, 2004, we announced a surge in design activity in Greater China, which we believe is a direct result of our commitment to Flash-based FPGA technology.
      Sales made through distributors accounted for 67% of our net revenues in 2004. Our sole distributor in North American during 2004 was Unique. As is common in the semiconductor industry, we generally grant price protection to distributors. Under this policy, distributors are granted a credit upon a price reduction for the difference between their original purchase price for products in inventory and the reduced price. From time to time, distributors are also granted credit on an individual basis for approved price reductions on specific transactions to meet competition. We also generally grant distributors limited rights to return products. Because of our price protection and return policies, we generally do not recognize revenue on products sold to distributors until the products are resold.
      Our sales cycle for the initial sale of a design system is generally lengthy and often requires the ongoing participation of sales, engineering, and managerial personnel. After a sales representative or distributor evaluates a customer’s logic design requirements and determines if there is an application suitable for our FPGAs, the next step typically is a visit to the qualified customer by a regional sales manager or an FAE. The sales manager or FAE may then determine that additional analysis is required by engineers based at our headquarters.
Backlog
      Our backlog was $48.6 million at January 2, 2005, compared with $32.3 million at January 4, 2004. We include in our backlog all OEM orders scheduled for delivery over the next nine months and all distributor orders scheduled for delivery over the next six months. We sell standard products that may be shipped from inventory within a short time after receipt of an order. Our business, and to a great extent that of the entire semiconductor industry, is characterized by short-term order and shipment schedules rather than volume purchase contracts. In accordance with industry practice, our backlog generally may be cancelled or rescheduled by the customer on short notice without significant penalty. As a result, our backlog may not be indicative of actual sales and therefore should not be used as a measure of future revenues.
Customer Service and Support
      We believe that premiere customer service and technical support are essential for success in the FPGA market. Our customer service organization emphasizes dependable, prompt, and accurate responses to questions about product delivery and order status. Many of our customers regularly measure the most significant areas of customer service and technical support.
      Our FAEs located in Canada, France, Germany, Hong Kong, Italy, Japan, Korea, Taiwan, the United Kingdom, and the United States provide technical support to customers worldwide. This network of experts is augmented by FAEs working for our sales representatives and distributors throughout the world. Customers in any stage of design may also obtain assistance from our technical support hotline or online interactive automated technical support system. In addition, we offer technical seminars on our products, comprehensive training classes on our software, and functional failure analysis services.
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
Manufacturing and Assembly
      Our strategy is to utilize third-party manufacturers for our wafer requirements, which permits us to allocate our resources to product design, development, and marketing. Our FPGAs in production are manufactured by:

•	Chartered in Singapore using 0.45- and 0.35-micron design rules;

•	Infineon in Germany using 0.25-micron design rules;

•	Matsushita in Japan using 1.0-, 0.9-, 0.8-, and 0.25-micron design rules;

•	UMC in Taiwan using 0.25/0.22- and 0.15-micron design rules; and

•	Winbond in Taiwan using 0.8- and 0.45-micron design rules.
      On June 21, 2004, we announced the availability of our radiation-tolerant RTSX-S family of FPGAs from UMC’s wafer foundry. The new family provided customers with an alternate source for our 0.25-micron devices, which have been widely adopted for radiation-intensive space-flight applications. To help assure that the devices from UMC meet the stringent requirements of space-flight systems, the parts have been subjected to numerous qualification, reliability, and radiation tests. See the Risk Factors set forth at the end of Item 1 of this Annual Report on Form 10-K for more information.
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
      We are committed to continuous improvement in our products, processes, and systems and to making our quality and reliability systems conform to standards and requirements recognized worldwide. On March 24, 2004, we announced we had been presented with the ISO 9001:2000 certificate by the Defense Supply Center of Columbus after an extensive audit verifying our commitment to quality management principles, including satisfaction and control of product development and operational activities. We also announced that our antifuse-based FPGAs, including the SX-A, MX, and RTSX-S devices, received a QML 38535 certificate, which confirms that we have control of our processes and procedures in accordance with the standards set forth in the MIL-PRF-38535. A QML-approved quality system provides assurance to our customers regarding the suitability of our products for use in military and space applications that have stringent quality and reliability requirements.
      We are also STACK and PURE certified. STACK International consists of major electronic equipment manufacturers serving the worldwide high-reliability and communications markets. Certification as a STACK International supplier confirms that our standard qualification procedure and product monitor program and manufacturing process meet or exceed the required specification. PURE, which stands for PEDs (plastic encapsulated devices) Used in Rugged Environments, is an association of European equipment makers dedicated to quality and reliability. Our PURE certification is for plastic quad flat pack packages.
Strategic Relationships
      We enjoy ongoing strategic relationships with many of our customers, distributors, sales representatives, foundries, assembly houses, and other suppliers of goods and services, including the following:

•	FS2
      On September 27, 2004, FS2 announced the availability of its Logic Navigator System for embedded debug, trace, and logic analysis. The Logic Navigator System allows designers to add event monitoring, debug triggering, trace, and test mode selection capabilities to any logic implementation. The initial release for Logic Navigator was optimized for our Flash-based ProASIC Plus and antifuse-based Axcelerator FPGAs.
•               Inicore
      On May 17, 2004, we announced that we had joined with Inicore, an IP and design services partner, to deliver a turnkey design solution to the Targa Systems Division of L3 Communications for a new line of data storage products for military and rugged applications. The silicon, software, IP, and design services provided by us and Inicore, a member of our Solution Partners Program, enabled L-3 Targa Systems to achieve first-time product success.

•	Memec (Unique)
      On February 9, 2004, we jointly announced with Unique Memec the availability of our Automotive Development Kit, which enables engineers to use our FPGAs to create designs for automotive applications. Developed by Memec Design and distributed globally by Unique Memec, the kit combines our FPGA-based development board with Memec Design’s CAN IP core.

•	Mentor Graphics
      On August 24, 2004, we jointly announced with Mentor Graphics that the latest version of Mentor Graphics’ Precision RTL Synthesis tool delivers significantly higher performance on designs utilizing our Flash-based ProASIC PLUS family of FPGAs. With the Precision RTL Synthesis tool, which is fully integrated into our Libero IDE, designers can specify higher frequencies and realize performance gains from ProASIC PLUS devices within their existing design flows.
Research and Development
      In 2004, we spent $45.4 million on research and development, which represented 27% of net revenues. Our research and development expenditures are divided among circuit design, software development, and process technology activities, all of which are involved in the development of new products based on existing or emerging technologies. In the areas of circuit design and process technology, our research and development activities also involve continuing efforts to reduce the cost and improve the performance of current products, including “shrinks” of the design rules under which such products are manufactured. Our software research and development activities include enhancing the functionality, usability, and availability of high-level CAE tools and IP cores in a complete and automated desktop design environment.
      During 2004, we completed the introduction of our leading-edge high-reliability product family (see “BUSINESS — Products and Services — HiRel FPGAs — Rad Tolerant). During 2005, we introduced our leading-edge Flash product families (see “BUSINESS — Products and Services — Flash FPGAs — ProASIC 3/ E).
Competition
      The FPGA market is highly competitive, and we expect that to increase as the market grows. Our competitors include suppliers of standard TTLs and custom-designed ASICs, including conventional gate arrays and standard cells, simple PLDs, CPLDs, and FPGAs. Of these, we compete principally with suppliers of hard-wired ASICs, CPLDs, and FPGAs.
      The primary advantages of hard-wired ASICs are high capacity, high density, high speed, and low cost in production volumes. These advantages are offset by long design cycles and high designs costs, including mask set and NRE charges. We compete with hard-wired ASIC suppliers by offering lower design costs (including low or no NREs), shorter design cycles, and reduced inventory risks. Some customers elect to design and prototype with our products and then convert to hard-wired ASICs to achieve lower costs for volume production. For this reason, we also face competition from companies that specialize in converting CPLDs and FPGAs, including our products, into hard-wired ASICs.
      We also compete with suppliers of CPLDs. Suppliers of these devices include Altera Corporation (Altera), which purchased the PLD business of Intel Corporation in 1994; Lattice Semiconductor Corporation (Lattice), which purchased the CPLD businesses of Vantis Corporation in 1999; and Xilinx, Inc. (Xilinx), which purchased the CPLD business of Philips Semiconductors in 1999. The circuit architecture of CPLDs may give them a performance advantage in certain lower capacity applications, although we believe that FPGAs compete favorably with CPLDs. However, Lattice and particularly Altera are larger than us, offer broader product lines to more extensive customer bases, and have significantly greater financial, technical, sales, and other resources. In addition, many newer CPLDs are reprogrammable, which permits customers to reuse a circuit multiple times during the design process. While our Flash FPGAs are reprogrammable, antifuse FPGAs are one-time programmable, permanently retaining their programmed configuration.
      We compete most directly with established FPGA suppliers, such as Xilinx, Altera, and Lattice, which purchased the FPGA business of Agere Systems, Inc. in 2002. We announced our intention to develop SRAM-based FPGA products in 1996 and abandoned the development in 1999. While we believe our products and technologies are superior to those of Xilinx (as well as Altera and Lattice) in many applications requiring lower cost, nonvolatility, lower power, and/or greater security, Xilinx is significantly larger than us, offers a broader product line to a more extensive customer base, and has substantially greater financial, technical, sales, and other resources. In addition, the FPGAs of Xilinx, Altera, and Lattice are reprogrammable. While our Flash FPGAs are reprogrammable, antifuse FPGAs are one-time programmable.
      Several companies have marketed antifuse-based FPGAs, including QuickLogic Corporation (QuickLogic). In 1995, we acquired the antifuse FPGA business of Texas Instruments, Inc., which was the only second-source supplier of our products. Xilinx, which is a licensee of certain of our patents, introduced antifuse-based FPGAs in 1995 and abandoned its antifuse FPGA business in 1996. Cypress Semiconductor Corporation, which was a licensed second source of QuickLogic, sold its antifuse FPGA business to QuickLogic in 1997. We believe that we compete favorably with QuickLogic, which is also a licensee of certain of our patents.
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
Patents and Licenses
      As of February 18, 2005, we had 250 United States patents and applications pending for an additional 80 United States patents. We also had 64 foreign patents and applications pending for 46 patents outside the United States. Our patents cover, among other things, circuit architectures, antifuse and Flash structures, and programming methods. We expect to continue filing patent applications as appropriate to protect our proprietary technologies. We believe that patents, along with such factors as innovation, technological expertise, and experienced personnel, will become increasingly important.
      In connection with the settlement of patent litigation in 1993, we entered into a Patent Cross License Agreement with Xilinx, under which Xilinx was granted a license under certain of our patents that permits Xilinx to make and sell antifuse-based PLDs, and we were granted a license under certain Xilinx patents to make and sell SRAM-based PLDs. Xilinx introduced antifuse-based FPGAs in 1995 and abandoned its antifuse FPGA business in 1996. We announced our intention to develop SRAM-based FPGA products in 1996 and abandoned the development in 1999.
      In 1995, we entered into a License Agreement with BTR, Inc. (BTR) pursuant to which BTR licensed its proprietary technology to us for development and use in FPGAs and certain multichip modules. At the end of 2004, we elected under the License Agreement to convert to a non-exclusive license, as a consequence of which we will cease to pay BTR advance royalties after March 2006.
      In connection with the settlement of patent litigation in 1998, we entered into a Patent Cross License Agreement with QuickLogic that protects the products of both companies that were first offered for sale on or before September 4, 2000, or are future generations of such products.
      As is typical in the semiconductor industry, we have been and expect to be notified from time to time of claims that we may be infringing patents owned by others. When probable and reasonably estimable, we have made provision for the estimated settlement costs of claims for alleged infringement. As we sometimes have in the past, we may obtain licenses under patents that we are alleged to infringe. While we believe that reasonable resolution will occur, there can be no assurance that these claims will be resolved or that the resolution of these claims will not have a materially adverse effect on our business, financial condition, or results of operations. In addition, our evaluation of the impact of these pending disputes could change based upon new information we learn. Subject to the foregoing, we do not believe that the resolution of any pending patent dispute is likely to have a materially adverse effect on our business, financial condition, or results of operations.
Employees
      At the end of 2004, we had 557 full-time employees, including 151 in marketing, sales, and customer support; 207 in R&D; 158 in operations; and 41 in administration and finance. This compares with 543 full-time employees at the end of 2003, an increase of 3%. Net revenues were approximately $297,000 per employee for 2004 compared with approximately $276,000 for 2003. This represents an increase of 8%. We have no employees represented by a labor union, have not experienced any work stoppages, and believe that our employee relations are satisfactory.

Risk Factors
      Our shareholders and prospective investors should carefully consider, along with the other information in this Annual Report on Form 10-K, the following:
•               Our future revenues and operating results are likely to fluctuate and may fail to meet expectations, which could cause our stock price to decline.
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

•	A variety of booking and shipping uncertainties may cause us to fall short of our quarterly revenue expectations.

When we fall short of our quarterly revenue expectations, our operating results are likely to be adversely affected because most of our expenses are fixed and therefore do not vary with revenues.

•	We derive a large percentage of our quarterly revenues from bookings received during the quarter, making quarterly revenues difficult to predict.

Our backlog (which generally may be cancelled or deferred by customers on short notice without significant penalty) at the beginning of a quarter typically accounts for about half of our revenues during the quarter. This means that we generate about half of our quarterly revenues from orders received during the quarter and “turned” for shipment within the quarter, and that any shortfall in “turns” orders will have an immediate and adverse impact on quarterly revenues. In addition, we sometimes book a disproportionately large percentage of turns orders during the final weeks of the quarter. There are many factors that can cause a shortfall in turns orders, including declines in general economic conditions or the businesses of our customers, excess inventory in the channel, or conversion of our products to hard-wired ASICs or other competing products for price or other reasons. Any failure or delay in receiving expected turns orders would have an immediate and adverse impact on quarterly revenues.

•	We derive a significant percentage of our quarterly revenues from shipments made in the final weeks of the quarter, making quarterly revenues difficult to predict.

We have often shipped a disproportionately large percentage of our quarterly revenues in the final weeks of the quarter, which makes it difficult to accurately project quarterly revenues. Any failure to effect scheduled shipments by the end of a quarter would have an immediate and adverse impact on quarterly revenues.

•	Our military and aerospace shipments tend to be large and are subject to complex scheduling uncertainties, making quarterly revenues difficult to predict.

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

•	We derive a majority of our quarterly revenues from products resold by our distributors, making quarterly revenues difficult to predict.

We typically generate more than half of our quarterly revenues from sales made through distributors. Since we generally do not recognize revenue on the sale of a product to a distributor until the distributor resells the product, our quarterly revenues are dependent on, and subject to fluctuations in, shipments by our distributors. We are also highly dependent on the timeliness and accuracy of resale reports from our distributors. Late or inaccurate resale reports, particularly in the last month of the quarter, contribute to our difficulty in predicting and reporting our quarterly revenues and results of operations.

•	An unanticipated shortage of products available for sale may cause us to fall short of expected quarterly revenues and operating results.

In a typical semiconductor manufacturing process, silicon wafers produced by a foundry are sorted and cut into individual die, which are then assembled into individual packages and tested. The manufacture, assembly, and testing of semiconductor products is highly complex and subject to a wide variety of risks, including defects in masks, impurities in the materials used, contaminants in the environment, and performance failures by personnel and equipment. Semiconductor products intended for military and aerospace applications and new products, such as our Flash-based ProASIC 3/E and antifuse-based Axcelerator FPGA families, are often more complex and/or more difficult to produce, increasing the risk of manufacturing-related defects. In addition, we may not discover defects or other errors in new products until after we have commenced volume production. Our failure to effect scheduled shipments by the end of a quarter due to unexpected supply constraints would have an immediate and adverse impact on quarterly revenues.

•	Unanticipated increases, or the failure to achieve anticipated reductions, in the cost of our products may cause us to fall short of expected quarterly operating results.

As is also common in the semiconductor industry, our independent wafer suppliers from time to time experience lower than anticipated yields of usable die. Wafer yields can decline without warning and may take substantial time to analyze and correct, particularly for a company like us that does not operate our own manufacturing facility, but instead utilizes independent facilities, all of which are offshore. Yield problems are most common on new processes or at new foundries, particularly when new technologies are involved. Our FPGAs are also manufactured using customized processing steps, which may increase the incidence of production yield problems as well as the amount of time needed to achieve satisfactory, sustainable wafer yields on new processes and new products. Lower than expected yields of usable die could reduce our gross margin, which would adversely affect our quarterly operating results. In addition, in order to win designs, we generally must price new products on the assumption that manufacturing cost reductions will be achieved, which often do not occur as soon as expected. The failure to achieve expected manufacturing or other cost reductions during a quarter could reduce our gross margin, which would adversely affect our quarterly operating results.

•	Unanticipated reductions in the average selling prices of our products may cause us to fall short of expected quarterly revenues and operating results.

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

•               In preparing our financial statements, we make good faith estimates and judgments that may change or turn out to be erroneous.
      In preparing our financial statements in conformity with accounting principles generally accepted in the United States, we must make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosure of contingent assets and liabilities. The most difficult estimates and subjective judgments that we make concern income taxes, intangible assets and goodwill, inventories, investments in other companies, legal matters, and revenues. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates. In addition, if these estimates or their related assumptions change in the future, our operating results for the periods in which we revise our estimates or assumptions could be adversely and perhaps materially affected.
•               Our gross margin may decline as we increasingly compete with hard-wired ASICs and serve the value-based market.
      The price we can charge for our products is constrained principally by our competition. While it has always been intense, we believe that price competition for new designs is increasing. This may be due in part to the transition toward high-level design methodologies. Designers can now wait until later in the design process before selecting a PLD or hard-wired ASIC and it is easier to convert between competing PLDs or between PLDs and hard-wired ASICs. The increased price competition may also be due in part to the increasing penetration of PLDs into price-sensitive markets previously dominated by hard-wired ASICs. We have strategically targeted many of our products at the value-based marked, which is defined primarily by low prices. If our strategy is successful, low-price products will constitute increasingly greater percentages of our net revenues, which may make it more difficult to maintain our gross margin at our historic levels. Any long-term decline in our gross margin would have an adverse effect on our operating results.
•               We may not win sufficient designs, or the designs we win may not generate sufficient revenues, for us to maintain or expand our business.
      In order for us to sell an FPGA to a customer, the customer must incorporate our FPGA into the customer’s product in the design phase. We devote substantial resources, which we may not recover through product sales, to persuade potential customers to incorporate our FPGAs into new or updated products and to support their design efforts (including, among other things, providing design and development software). These efforts usually precede by many months (and often a year or more) the generation of FPGA sales, if any. The value of any design win, moreover, depends in large part upon the ultimate success of our customer’s product in its market. Our failure to win sufficient designs, or the failure of the designs we win to generate sufficient revenues, could have a materially adverse effect on our business, financial condition, or results of operations.
•               Our products are complex and may contain errors, manufacturing defects, design defects, or otherwise fail to comply with our specifications, any of which could lead to product liability, an increase in our costs, and/or a reduction in our revenues.
      Our products are complex and may contain errors, manufacturing defects, design defects, or otherwise fail to comply with our specifications, particularly when first introduced or as new versions are released. Our new products are being designed in ever more complex processes, which add cost, complexity, and elements of experimentation to the development, particularly in the areas of mixed-voltage and mixed-signal design. We rely primarily on our in-house personnel to design test operations and procedures to detect any errors prior to delivery of products to our customers.
      During 2003, several U.S. government contractors reported a small percentage of functional failures in our RTSX-S and SX-A antifuse devices manufactured on a 0.25 micron antifuse process at the original manufacturer of those FPGAs. On February 13, 2004, The Aerospace Corporation (Aerospace) proposed a series of experiments to test various hypotheses on the root cause of the failures and to generate reliability data that could be used by industry participants in deciding whether or not to launch with RTSX-S FPGAs that were already integrated. On May 19, 2004, we released a new programming algorithm for our 0.25-micron antifuse devices from the original manufacturer. On June 21, 2004, we announced the availability of RTSX-S devices from UMC. On February 16, 2005, Aerospace summarized the results of its experiments, estimating a failure rate ranging from 2.3% to 2.8% for RTSX-S devices from the original manufacturer programmed with the original algorithm, and a failure rate ranging from 1.0% to 1.9% for RTSX-S devices from the original manufacturer programmed with the new algorithm. Aerospace also indicated that the results from our testing of RTSX-S devices from UMC were very promising, and that three test programs for the UMC devices were in progress: one by NASA, one by Aerospace, and one by us.
      Based on the experiments and analysis being conducted, Aerospace and Actel each recommended during 2004 that customers switch to UMC devices if their schedules permitted, and we offered to accept RTSX-S parts from the original manufacturer in exchange for UMC parts. By the fourth quarter of 2004, most customers had decided to switch to UMC devices, and we determined that the demand for parts from the original manufacturer no longer supported our inventory levels. As a result, we took $3.2 million in charges for inventory and related equipment. While testing of the UMC parts is continuing, the 0.25-micron process at UMC used to manufacture our RTSX-S and SX-A devices appears to create antifuses that are less vulnerable to the failure mechanisms identified to date. We are in the process of offering certain customers with high-reliability commercial applications the opportunity to exchange SX-A parts from the original manufacturer for UMC parts.
      On January 24, 2005, we released a critical software update for our flash-based ProASIC and ProASIC PLUS families of devices. We believe that ProASIC and ProASIC PLUS devices programmed with the updated software should achieve a minimum performance retention period of 20 years after programming. Any ProASIC and ProASIC PLUS device that is not programmed (or reprogrammed) with the updated software could have a shorter performance retention period. This means that the performance of the device might degrade below specification and cause a functional failure in less than 20 years. The actual performance retention period of any particular ProASIC or ProASIC PLUS device programmed with an older version of the software is design specific. For most designs, the performance retention period is greater than 20 years. We are currently working with customers on a case-by-case basis to assess the particular performance retention periods of their ProASIC and ProASIC PLUS devices when it is not practicable for them to reprogram their devices with the updated software.

•	Any error or defect in our products could have a material adverse effect on our revenues, operating results, and/or reputation.

If problems occur in the operation or performance of our products, we may experience delays in meeting key introduction dates or scheduled delivery dates to our customers, in part because our products are manufactured by third parties. These problems also could cause us to incur significant re-engineering costs, divert the attention of our engineering personnel from our product development efforts, and cause significant customer relations and business reputation problems. Any error or defect could require product replacement or recall or could obligate us to accept product returns. Any of the foregoing could have a material adverse effect on our financial results and business in both the short and long term.

•	Any product liability claim could pose a significant risk to our financial condition.

Product liability claims may be asserted with respect to our products. Our products are typically sold at prices that are significantly lower than the cost of the end-products into which they are incorporated. A defect or failure in our product could cause failure in our customer’s end-product, so we could face claims for damages that are much higher than the revenues and profits we receive from the products involved. In addition, product liability risks are particularly significant with respect to aerospace, automotive, and medical applications because of the risk of serious harm to users of these products. There can be no assurance that any insurance we carry would sufficiently protect us from any such claims.

• We may be unsuccessful in defining, developing, or selling competitive new or improved products at acceptable margins.
      The market for our products is characterized by rapid technological change, product obsolescence, and price erosion, making the timely introduction of new or improved products critical to our success. Our failure to design, develop, and sell new or improved products that satisfy customer needs, compete effectively, and generate acceptable margins may adversely affect our business, financial condition, and results of operations. While most of our product development programs have achieved a level of success, some have not. For example:

•	We announced our intention to develop SRAM-based FPGA products in 1996 and abandoned the development in 1999 principally because the product would no longer have been competitive.

•	We introduced our VariCore embeddable reprogrammable gate array (EPGA) logic core based on SRAM technology in 2001. Revenues from VariCore EPGAs did not materialize and the development of a more advanced VariCore EPGA was cancelled. In this case, a market that we believed would develop did not emerge.

•	In 2001, we also launched our BridgeFPGA initiative to address the I/O problems created within the high-speed communications market by the proliferation of interface standards. The adoption of these interface standards created the need for designers to implement bridging functions to connect incompatible interface standards. We introduced Axcelerator, a high-speed antifuse FPGA with dedicated high-speed I/O circuits that can support multiple interface standards, in 2002. However, the development of subsequent BridgeFPGA products, which were expected to include embedded high-speed interface protocol controllers, was postponed in 2002. This was due principally to the prolonged downturn in the high-speed communications market. The development was cancelled in 2003 principally because the subsequent BridgeFPGA products would no longer have been competitive.
      Our experience generally suggests that the risk is greater when we attempt to develop products based in whole or in part on technologies with which we have limited experience.

•	Numerous factors can cause the development or introduction of new products to fail or be delayed.

To develop and introduce a product, we must successfully accomplish all of the following:

•	anticipate future customer demand and the technology that will be available to meet the demand;

•	define the product and its architecture, including the technology, silicon, programmer, IP, software, and packaging specifications;

•	obtain access to advanced manufacturing process technologies;

•	design and verify the silicon;

•	develop and release evaluation software;

•	lay out the architecture and implement programming;

•	tape out the product;

•	generate a mask of the product and evaluate the software;

•	manufacture the product at the foundry;

•	verify the product; and

•	qualify the process, characterize the product, and release production software.

Each of these steps is difficult and subject to failure or delay. In addition, the failure or delay of any step can cause the failure or delay of the entire development and introduction. No assurance can be given that our development and introduction schedules for new products or the supporting software or hardware will be met, that new products will gain market acceptance, or that we will respond effectively to new technological changes or new product announcements by others. Any failure to successfully define, develop, market, manufacture, assemble, test, or program competitive new products could have a materially adverse effect on our business, financial condition, and results of operations.

•	New products are subject to greater operational risks.

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

•	New products are subject to greater technology risks.

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

•	New products generally have lower gross margins.

Our gross margin is the difference between the amount it costs us to make our products and the revenues we receive from the sale of our products. One of the most important variables affecting the cost of our products is manufacturing yields. With our customized antifuse and Flash manufacturing process requirements, we almost invariably experience difficulties and delays in achieving satisfactory, sustainable yields on new products. Until satisfactory yields are achieved, gross margins on new products are generally lower than on mature products. Depending upon the rate at which sales of new products ramp and the extent to which they displace mature products, the lower gross margins typically associated with new products could have a materially adverse effect on our operating results.
• We face intense competition and have some competitive disadvantages that we may not be able to overcome.
      The semiconductor industry is intensely competitive. Our competitors include suppliers of hard-wired ASICs, CPLDs, and FPGAs. Our direct competitors are Xilinx, a supplier of CPLDs and SRAM-based FPGAs; Altera, a supplier of CPLDs and SRAM-based FPGAs; Lattice, a supplier of CPLDs and SRAM-based FPGAs; and QuickLogic, a supplier of antifuse-based FPGAs. We also face competition from companies that specialize in converting our products into hard-wired ASICs. In addition, we may face competition from suppliers of logic products based on new or emerging technologies. While we seek to monitor developments in existing and emerging technologies, our technologies may not remain competitive.

•	Most of our current and potential competitors are larger and have more resources.

We are much smaller than Xilinx and Altera, and additional competition is possible from major domestic and international semiconductor suppliers. All such companies are larger and have broader product lines, more extensive customer bases, and substantially greater financial and other resources than us, including the capability to manufacture their own wafers. We may not be able to overcome these competitive disadvantages.

•	Our antifuse technology is not reprogrammable, which is a competitive disadvantage in most cases.

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

•	Our Flash and antifuse technologies are not manufactured on standard processes, which is a competitive disadvantage.

Our antifuse-based FPGAs and (to a lesser extent) Flash-based ProASIC FPGAs are manufactured using customized steps that are added to otherwise standard manufacturing processes of independent wafer suppliers. There is considerably less operating history for the customized process steps than for the foundries’ standard manufacturing processes. Our dependence on customized processing steps means that, in contrast with competitors using standard manufacturing processes, we generally have more difficulty establishing relationships with independent wafer manufacturers; take longer to qualify a new wafer manufacturer; take longer to achieve satisfactory, sustainable wafer yields on new processes; may experience a higher incidence of production yield problems; must pay more for wafers; and will not obtain early access to the most advanced processes. For example, we expect that our next generation Flash product families will be manufactured on a 90-nanometer process and have found it challenging to identify and procure fabrication process arrangements for our technology development activities. Any of these factors could be a material disadvantage against competitors using standard manufacturing processes. As a result of these factors, our products typically have been fabricated using processes at least one generation behind the processes used by competing products. As a consequence, we generally have not fully realized the benefits of our technologies. Although we are attempting to accelerate the rate at which our products are reduced to finer process geometries and obtain earlier access to advanced processes, we may not be able to overcome this competitive disadvantage.

•	Our business and operations may be disrupted by events that are beyond our control or the control of our business partners.
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
      Our corporate offices are located in California, which was subject to power outages and shortages during 2001 and 2002. More extensive power shortages in the state could disrupt our operations and interrupt our research and development activities. Our foundry partners in Japan and Taiwan and our operations in California are located in areas that have been seismically active in the recent past. In addition, many of the countries outside of the United States in which our foundry partners and assembly and other subcontractors are located have unpredictable and potentially volatile economic, social, or political conditions, including the risks of conflict between Taiwan and the People’s Republic of China or between North Korea and South Korea. In addition, an outbreak of Severe Acute Respiratory Syndrome (SARS) occurred in Hong Kong, Singapore, and China in 2003. The occurrence of these or similar events or circumstances could disrupt our operations and may have a materially adverse effect on our business, financial condition, and results of operations.

•	We have only limited insurance coverage.
      We do have insurance coverage for certain types of losses, and our insurance policies may not be adequate to fully offset the losses resulting from covered incidents.

•	Our business depends on numerous independent third parties whose interests may diverge from our interests.
      We rely heavily on, but generally have little control over, our independent foundries, suppliers, subcontractors, and distributors.

•	Our independent wafer manufacturers may be unable or unwilling to satisfy our needs in a timely manner, which could harm our business.

We do not manufacture any of the semiconductor wafers used in the production of our FPGAs. Our wafers are currently manufactured by Chartered in Singapore, Infineon in Germany, Matsushita in Japan, UMC in Taiwan, and Winbond in Taiwan. Our reliance on independent wafer manufacturers to fabricate our wafers involves significant risks, including lack of control over capacity allocation, delivery schedules, the resolution of technical difficulties limiting production or reducing yields, and the development of new processes. Although we have supply agreements with some of our wafer manufacturers, a shortage of raw materials or production capacity could lead any of our wafer suppliers to allocate available capacity to other customers, or to internal uses in the case of Infineon, which could impair our ability to meet our product delivery obligations and may have a materially adverse effect on our business, financial condition, and results of operations.

•	Our limited volume and customized process requirements generally make us less attractive to independent wafer manufacturers.

The semiconductor industry has from time to time experienced shortages of manufacturing capacity. When production capacity is tight, the relatively small amount of wafers that we purchase from any foundry and the customized process steps that are necessary for our technologies put us at a disadvantage to foundry customers who purchase more wafers manufactured on standard processes. To secure an adequate supply of wafers, we may consider various transactions, including the use of substantial nonrefundable deposits, contractual purchase commitments, equity investments, or the formation of joint ventures. Any of these transactions could have a materially adverse effect on our business, financial condition, and results of operations.

•	Identifying and qualifying new independent wafer manufacturers is difficult and might be unsuccessful.

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

•	Our independent assembly subcontractors may be unable or unwilling to meet our requirements, which could delay product shipments and result in the loss of customers or revenues.

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

•	Our independent software and hardware developers and suppliers may be unable or unwilling to satisfy our needs in a timely manner, which could impair the introduction of new products or the support of existing products.

We are dependent on independent software and hardware developers for the development, supply, maintenance, and support of some of our IP cores, design and development software, programming hardware, design diagnostics and debugging tool kits, and demonstration boards (or certain elements of those products). Our reliance on independent software and hardware developers involves certain risks, including lack of control over delivery schedules and customer support. Any failure of or significant delay by our independent developers to complete software and/or hardware under development in a timely manner could disrupt the release of our software and/or the introduction of our new FPGAs, which might be detrimental to the capability of our new products to win designs. Any failure of or significant delay by our independent suppliers to provide updates or customer support could disrupt our ability to ship products or provide customer support services, which might result in the loss of revenues or customers. Any of these disruptions could have a materially adverse effect on our business, financial condition, or results of operations.

•	Our future performance will depend in part on the effectiveness of our independent distributors in marketing, selling, and supporting our products.

In 2004, sales made through distributors accounted for 67% of our net revenues. Our distributors offer products of several different companies, so they may reduce their efforts to sell our products or give higher priority to other products. A reduction in sales effort, termination of relationship, failure to pay us for products, or discontinuance of operations because of financial difficulties or for other reasons by one or more of our current distributors could have a materially adverse effect on our business, financial condition, and results of operations.

•	Distributor contracts generally can be terminated on short notice.

Although we have contracts with our distributors, the agreements are terminable by either party on short notice. On March 1, 2003, we consolidated our distribution channel by terminating our agreement with Pioneer, which accounted for 26% of our net revenues in 2002. We also consolidated our distribution channel in 2001 by terminating our agreement with Arrow, which accounted for 13% of our net revenues in 2001. Unique, which accounted for 33% of our net revenues in 2004, has been our sole distributor in North America since March 1, 2003. The loss of Unique as a distributor could have a materially adverse effect on our business, financial condition, or results of operations.

•	Fluctuations in inventory levels at our distributors can affect our operating results.

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

•	We are subject to all of the risks and uncertainties associated with the conduct of international business.

•	We depend on international operations for almost all of our products.

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

•	We depend on international sales for a substantial portion of our revenues.

Sales to customers outside North America accounted for 45% of net revenues in 2004, and we expect that international sales will continue to represent a significant portion of our total revenues. International sales are subject to the risks described above as well as generally longer payment cycles, greater difficulty collecting accounts receivable, and currency restrictions. We also maintain foreign sales offices to support our international customers, distributors, and sales representatives, which are subject to local regulation.

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
•               Our revenues and operating results have been and may again be adversely affected by downturns or other changes in the general economy, in the semiconductor industry, in our major markets, or at our major customers.
      We have experienced substantial period-to-period fluctuations in revenues and results of operations due to conditions in the overall economy, in the general semiconductor industry, in our major markets, or at our major customers. We may again experience these fluctuations, which could be adverse and may be severe.

•	Our revenues and operating results may be adversely affected by future downturns in the semiconductor industry.

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

•	Our revenues and operating results may be adversely affected by future downturns in the communications market.

We estimate that sales of our products to customers in the communications market accounted for 27% of our net revenues for 2004, 26% for 2003, and 25% for 2002, compared with 49% for 2001 and 56% for 2000. Like the semiconductor industry in general, the communications market has been cyclical and periodically subject to significant downturns. Beginning with the fourth quarter of 2000, the communications market suffered its worst downturn in recent history. As a result, we experienced reduced revenues and results of operations. Any future downturns in the communications market may likewise have an adverse effect on our revenues and results of operations.

•	Our revenues and operating results may be adversely affected by future downturns in the military and aerospace market.

We estimate that sales of our products to customers in the military and aerospace industries, which carry higher overall gross margins than sales of products to other customers, accounted for 36% of our net revenues for 2004 and 2003, compared with 41% for 2002 and 26% for 2001. In general, we believe that the military and aerospace industries have accounted for a significantly greater percentage of our net revenues since the introduction of our Rad Hard FPGAs in 1996 and our Rad Tolerant FPGAs in 1998. Any future downturn in the military and aerospace market could have an adverse effect on our revenues and results of operations.

•	Our revenues and operating results may be adversely affected by changes in the military and aerospace market.

In 1994, Secretary of Defense William Perry directed the Department of Defense to avoid government-unique requirements when making purchases and rely more on the commercial marketplace. Under the “Perry initiative,” the Department of Defense must strive to increase access to commercial state-of-the-art technology and facilitate the adoption by its suppliers of business processes characteristic of world-class suppliers. Integration of commercial and military development and manufacturing facilitates the development of “dual-use” processes and products and contributes to an expanded industrial base that is capable of meeting defense needs at lower costs. To that end, many of the cost-driving specifications that had been part of military procurements for many years were cancelled in the interest of buying best-available commercial products. We believe that this trend toward the use of commercial off-the-shelf products has on balance helped our business. However, if this trend continued to the point where defense contractors customarily purchased commercial-grade parts rather than military-grade parts, the revenues and gross margins that we derive from sales to customers in the military and aerospace industries would erode, which could have a materially adverse effect on our business, financial condition, and results of operations. On the other hand, there are some signs that this trend toward the use of commercial off-the-shelf products is reversing. If defense contractors were to begin using more customized ASICs and fewer commercial off-the-shelf products, the revenues and gross margins that we derive from sales to customers in the military and aerospace industries may erode, which could have a materially adverse effect on our business, financial condition, and results of operations.

•	Our revenues and operating results may be adversely affected by future downturns at any of our major customers.

A relatively small number of customers are responsible for a significant portion our net revenues. We have experienced periods in which sales to our major customers declined as a percentage of our net revenues. For example, Lockheed Martin accounted for 4% of our net revenues during 2004, compared with 11% during 2003 and 3% during 2002. We believe that sales to a limited number of customers will continue to account for a substantial portion of net revenues in future periods. The loss of a major customer, or decreases or delays in shipments to major customers, could have a materially adverse effect on our business, financial condition, and results of operations.
•               Any acquisition we make may harm our business, financial condition, or operating results.
      We have a mixed history of success in our acquisitions. For example:

•	In 1999, we acquired AGL for consideration valued at $7.2 million. We acquired AGL for technology used in the unsuccessful development of an SRAM-based FPGA.

•	In 2000, we acquired Prosys Technology, Inc. (Prosys) for consideration valued at $26.2 million. We acquired Prosys for technology used in our VariCore EPGA logic core, which was introduced in 2001 but for which no market emerged.

•	Also in 2000, we completed our acquisition of GateField for consideration valued at $45.7 million. We acquired GateField for its Flash technology and ProASIC FPGA family. We introduced the second-

generation ProASIC PLUS product family in 2002, the third-generation ProASIC3/E families in 2005, and are currently the only company offering nonvolatile, reprogrammable Flash FPGAs.

      In pursuing our business strategy, we may acquire other products, technologies, or businesses from third parties. Identifying and negotiating these acquisitions may divert substantial management time away from our operations. An acquisition could absorb substantial cash resources, require us to incur or assume debt obligations, and/or involve the issuance of additional equity securities. The issuance of additional equity securities may dilute, and could represent an interest senior to the rights of, the holders of our Common Stock. An acquisition could involve significant write-offs (possibility resulting in a loss for the fiscal year(s) in which taken) and would require the amortization of any identifiable intangibles over a number of years, which would adversely affect earnings in those years. Any acquisition would require attention from our management to integrate the acquired entity into our operations, may require us to develop expertise outside our existing business, and could result in departures of management from either us or the acquired entity. An acquired entity could have unknown liabilities, and our business may not achieve the results anticipated at the time we acquire it. The occurrence of any of these circumstances could disrupt our operations and may have a materially adverse effect on our business, financial condition, or results of operations.
• Changing accounting, corporate governance, public disclosure, or tax rules or practices could have a materially adverse effect on our business, financial condition, or results of operations.
      Pending or new accounting pronouncements, corporate governance or public disclosure requirements, or tax regulatory rulings could have an impact, possibly material and adverse, on our business, financial condition, or results of operations. Any change in accounting pronouncements, corporate governance or public disclosure requirements, or taxation rules or practices, as well as any change in the interpretation of existing pronouncements, requirements, or rules or practices, could call into question our SEC or tax filings and may even affect our reporting of transactions completed before the change.

•	Proposed changes in accounting for equity compensation could adversely affect our operating results and our ability to attract and retain employees.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment: An Amendment of FASB Statements No. 123 and 95.” SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and will instead require companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and employee stock purchase plans. We will be required to implement the standard no later than the quarter that begins July 4, 2005. The adoption of SFAS No. 123(R) could materially impact our results of operations.

In addition, we have historically used stock options as a key component of employee compensation in order to align employees’ interests with the interests of our shareholders, encourage employee retention, and provide competitive compensation packages. To the extent that SFAS No. 123(R) or other new regulations make it more difficult or expensive to grant options to employees, we may incur increased compensation costs, change our equity compensation strategy, or find it difficult to attract, retain, and motivate employees. Any of these results could materially and adversely affect our business and operating results.

•	Compliance with the Sarbanes-Oxley Act of 2002 and related corporate governance and public disclosure requirements has resulted in significant additional expense and uncertainty.

Changing laws, regulations, and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new SEC regulations and Nasdaq National Market rules, have resulted in significant and uncertainty for companies such as ours. These new or changed laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity. As a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure, and therefore intend to invest the resources necessary to comply with evolving laws, regulations, and standards. This investment may result in increased general and administrative expenses as well as a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations, and standards differ from the activities intended by regulatory or governing bodies, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC or The Nasdaq National Market, or lawsuits and our reputation may be harmed.

We evaluated our internal controls systems in order to allow management to report on, and our independent public accountants to attest to, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act. In performing the system and process evaluation and testing required to comply with the management certification and auditor attestation requirements of Section 404, we incurred significant additional expenses and a diversion of management’s time, which adversely affected our operating results and financial condition. While we believe that our internal control procedures are adequate, no assurance can be given that we will be able to continue to comply with the requirements relating to internal controls and all other aspects of Section 404 in a timely fashion. If we were not able to comply with the requirements of Section 404 in a timely or adequate manner we might be subject to sanctions or investigation by regulatory authorities or lawsuits. Any such action could adversely affect our financial results and the market price of our Common Stock. In any event, we expect that we will continue to incur significant expenses and diversion of management’s time to comply with the management certification and auditor attestation requirements of Section 404.

•	We may face significant business and financial risk from claims of intellectual property infringement asserted against us, and we may be unable to adequately enforce our intellectual property rights.
      As is typical in the semiconductor industry, we are notified from time to time of claims that we may be infringing patents owned by others. As we sometimes have in the past, we may obtain licenses under patents that we are alleged to infringe. Although patent holders commonly offer licenses to alleged infringers, no assurance can be given that licenses will be offered or that we will find the terms of any offered licenses acceptable. No assurance can be given that any claim of infringement will be resolved or that the resolution of any claims will not have a materially adverse effect on our business, financial condition, or results of operations.
      Our failure to obtain a license for technology allegedly used by us could result in litigation. In addition, we have agreed to defend our customers from and indemnify them against claims that our products infringe the patent or other intellectual rights of third parties. All litigation, whether or not determined in our favor, can result in significant expense and divert the efforts of our technical and managerial personnel. In the event of an adverse ruling in any litigation involving intellectual property, we could suffer significant (and possibly treble) monetary damages, which could have a materially adverse effect on our business, financial condition, or results of operations. We may also be required to discontinue the use of infringing processes; cease the manufacture, use, and sale or licensing of infringing products; expend significant resources to develop non-infringing technology; or obtain licenses under patents that we are infringing. In the event of a successful claim against us, our failure to develop or license a substitute technology on commercially reasonable terms could also have a materially adverse effect on our business, financial condition, and results of operations.
      We have devoted significant resources to research and development and believe that the intellectual property derived from such research and development is a valuable asset important to the success of our business. We rely primarily on patent, trademark, and copyright laws combined with nondisclosure agreements and other contractual provisions to protect our proprietary rights. No assurance can be given that the steps we have taken will be adequate to protect our proprietary rights. In addition, the laws of certain territories in which our products are developed, manufactured, or sold, including Asia and Europe, may not protect our products and intellectual property rights to the same extent as the laws of the United States. Our failure to enforce our patents, trademarks, or copyrights or to protect our trade secrets could have a materially adverse effect on our business, financial condition, or results of operations.

•	We may be unable to attract or retain the personnel necessary to successfully develop our technologies, design our products, or operate, manage, or grow our business.
      Our success is dependent in large part on our ability to attract and retain key managerial, engineering, marketing, sales, and support employees. Particularly important are highly skilled design, process, software, and test engineers involved in the manufacture of existing products and the development of new products and processes. The failure to recruit employees with the necessary technical or other skills or the loss of key employees could have a materially adverse effect on our business, financial condition, or results of operations. We have from time to time experienced growth in the number of our employees and the scope of our operations, resulting in increased responsibilities for management personnel. To manage future growth effectively, we will need to attract, hire, train, motivate, manage, and retain a growing number of employees. During strong business cycles, we expect to experience difficulty in filling our needs for qualified engineers and other personnel. Any failure to attract and retain qualified employees, or to manage our growth effectively, could delay product development and introductions or otherwise have a materially adverse effect on our business, financial condition, or results of operations.

•	We have some arrangements that may not be neutral toward a potential change of control and our Board of Directors could adopt others.
      We have adopted an Employee Retention Plan that provides for payment of a benefit to our employees who hold unvested stock options in the event of a change of control. Payment is contingent upon the employee remaining employed for six months after the change of control (unless the employee is terminated without cause during the six months). Each of our executive officers has also entered into a Management Continuity Agreement, which provides for the acceleration of stock options unvested at the time of a change of control in the event the executive officer’s employment is actually or constructively terminated other than for cause following the change of control. While these arrangements are intended to make executive officers and other employees neutral towards a potential change of control, they could have the effect of biasing some or all executive officers or employees in favor of a change of control.
      Our Articles of Incorporation authorize the issuance of up to 5,000,000 shares of “blank check” Preferred Stock with designations, rights, and preferences determined by our Board of Directors. Accordingly, our Board is empowered, without approval by holders of our Common Stock, to issue Preferred Stock with dividend, liquidation, redemption, conversion, voting, or other rights that could adversely affect the voting power or other rights of the holders of our Common Stock. Issuance of Preferred Stock could be used to discourage, delay, or prevent a change in control. In addition, issuance of Preferred Stock could adversely affect the market price of our Common Stock.
      On October 17, 2003, our Board of Directors adopted a Shareholder Rights Plan. Under the Plan, we issued a dividend of one right for each share of Common Stock held by shareholders of record as of the close of business on November 10, 2003. The provisions of the Plan can be triggered only in certain limited circumstances following the tenth day after a person or group announces acquisitions of, or tender offers for, 15% or more of our Common Stock. The Shareholder Rights Plan is designed to guard against partial tender offers and other coercive tactics to gain control of Actel without offering a fair and adequate price and terms to all shareholders. Nevertheless, the Plan could make it more difficult for a third party to acquire Actel, even if our shareholders support the acquisition.

•	Our stock price may decline significantly, possibly for reasons unrelated to our operating performance.
      The stock markets broadly, technology companies generally, and our Common Stock in particular have experienced extreme price and volume volatility in recent years. Our Common Stock may continue to fluctuate substantially on the basis of many factors, including:

•	quarterly fluctuations in our financial results or the financial results of our competitors or other semiconductor companies;

•	changes in the expectations of analysts regarding our financial results or the financial results of our competitors or other semiconductor companies;

•	announcements of new products or technical innovations by us or by our competitors; or

•	general conditions in the semiconductor industry, financial markets, or economy.

ITEM 2.	PROPERTIES
      Our principal facilities and executive offices are located in Mountain View, California, in two buildings that comprise approximately 158,000 square feet. These buildings are leased through June 2013. We have a renewal option for an additional ten-year term.
      We also lease sales offices in the vicinity of Atlanta, Boston, Chicago, Dallas, Denver, Hong Kong, London, Los Angeles, Milan, Minneapolis/St. Paul, Munich, New York, Orlando, Paris, Ottawa (Ontario), Philadelphia, Raleigh, Seattle, Seoul, Taipei, Tokyo, and Washington D.C., as well as the facilities of the Design Services Group in Mt. Arlington, New Jersey. We believe our facilities will be adequate for our needs in 2005.

ITEM 3.	LEGAL PROCEEDINGS
      There are no pending legal proceedings of a material nature to which we are a party or of which any of our property is the subject. We know of no legal proceeding contemplated by any governmental authority.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      The 2004 Annual Meeting of Shareholders of Actel was held on October 15, 2004. At the Annual Meeting, Actel shareholders (i) elected directors to serve until the next Annual Meeting of Shareholders and until their successors are elected and (ii) ratified the appointment of Ernst & Young LLP as Actel’s independent auditors for the fiscal year ending January 2, 2005. The vote on election of directors was as follows:

Nominee	For	Withheld

John C. East	23,323,996	995,536
James R. Fiebiger	23,427,565	891,967
Jacob S. Jacobsson	23,032,622	1,286,910
J. Daniel McCranie	23,469,790	849,742
Henry L. Perret	9,734,434	14,585,098
Robert G. Spencer	22,851,099	1,468,433
      The vote on ratification of the appointment of Ernst & Young LLP was as follows:

For	Against	Abstain

22,728,444	1,584,503	6,585

Executive Officers
      The following table identifies each of our executive officers as of March 3, 2005:

Name	Age	Position

John C. East	60	President and Chief Executive Officer
Esmat Z. Hamdy	55	Senior Vice President of Technology & Operations
Jon A. Anderson	46	Vice President of Finance and Chief Financial Officer
Anthony Farinaro	42	Vice President & General Manager of Design Services
Paul V. Indaco	54	Vice President of Worldwide Sales
Dennis G. Kish	41	Vice President of Marketing
Barbara L. McArthur	54	Vice President of Human Resources
Fares N. Mubarak	43	Vice President of Engineering
David L. Van De Hey	49	Vice President & General Counsel and Secretary
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
      Subject to their rights under any contract of employment or other agreement, executive officers serve at the discretion of the Board of Directors.
PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
      Our Common Stock has been traded on the Nasdaq National Market under the symbol “ACTL” since our initial public offering on August 2, 1993. On March 2, 2005, there were 127 shareholders of record. Since many shareholders have their shares held of record in the names of their brokerage firms, we estimate the actual number of shareholders to be about 4,000. The following table sets forth, for the fiscal years and quarters indicated, the high and low sale prices per share of our Common Stock as reported on the Nasdaq National Market.

	2004		2003

	High	Low	High	Low

First Quarter	$28.51	$20.14	$19.84	$14.26
Second Quarter	23.98	16.62	23.00	16.80
Third Quarter	17.46	13.02	29.35	22.23
Fourth Quarter	18.19	13.54	28.60	22.40
      On March 3, 2005, the reported last sale of our Common Stock on the Nasdaq National Market was $17.21.
      We have never declared or paid a cash dividend on our Common Stock and do not anticipate paying any cash dividends in the foreseeable future. Any future declaration of dividends is within the discretion of our Board of Directors and will be dependent on our earnings, financial condition, and capital requirements as well as any other factors deemed relevant by our Board of Directors.

ITEM 6.	SELECTED FINANCIAL DATA
ACTEL CORPORATION
SELECTED CONSOLIDATED FINANCIAL DATA

	Years Ended December 31,(1)

	2004	2003	2002	2001	2000

	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenues	$165,536	$149,910	$134,368	$145,559	$226,419
Costs and expenses:
Total Cost of revenues(2)	70,451	59,734	52,935	62,210	84,680
Research and development	45,360	39,602	39,349	38,172	36,599
Selling, general, and administrative	48,269	44,650	43,033	41,464	47,960
Amortization of goodwill and other acquisition-related intangibles(3)	2,651	2,670	2,724	14,757	8,056
Purchased in-process research and development(4)	—	—	—	—	10,646

Total costs and expenses	166,731	146,656	138,041	156,603	187,941

Income (loss) from operations	(1,195)	3,254	(3,673)	(11,044)	38,478
Interest income and other, net of expense	2,935	3,210	5,530	7,280	8,310
Gain (loss) on sales and write-downs of equity investments(5)(6)	—	91	(3,707)	—	28,329

Income (loss) before tax (benefit) provision and equity interest in net (loss) of equity method investee	1,740	6,555	(1,850)	(3,764)	75,117
Equity interest in net (loss) of equity method investee(7)	—	—	—	—	(2,445)
Tax (benefit) provision	(654)	327	(1,925)	937	31,227

Net income (loss)	$2,394	$6,228	$75	$(4,701)	$41,445

Net income (loss) per share:
Basic	$0.09	$0.25	$0.00	$(0.20)	$1.77

Diluted	$0.09	$0.24	$0.00	$(0.20)	$1.58

Shares used in computing net income (loss) per share:
Basic	25,584	24,808	24,302	23,743	23,447

Diluted	26,421	26,300	25,252	23,743	26,233

	As of December 31,(1)

	2004	2003	2002	2001	2000

	(In thousands)
Consolidated Balance Sheet Data:
Working capital	$194,472	$191,078	$169,939	$161,246	$146,952
Total assets	315,290	316,757	293,321	290,082	312,434
Total shareholders’ equity	264,793	264,433	242,314	237,680	230,101

(1)	Our fiscal year ends on the first Sunday after December 30. For ease of presentation, December 31 has been indicated as the year end for all fiscal years.

ACTEL CORPORATION
SELECTED CONSOLIDATED FINANCIAL DATA — (Continued)

(2)	During the fourth quarter of 2004 we incurred incremental charges of $3.2 million for expenses associated with the testing of the RTSX-S space qualified FPGAs and the write down of RTSX-S inventory from the original manufacturer.

(3)	Beginning in 2002, we ceased to amortize goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Instead, goodwill is subject to annual impairment tests and written down only when identified as impaired. Non-goodwill intangible assets with definite lives continue to be amortized under SFAS No. 141 and 142. See Notes 1 and 2 of Notes to Consolidated Financial Statements for further information.

(4)	The 2000 expenses represent charges for in-process research and development arising from our acquisitions of Prosys ($5.6 million) and GateField ($5.0 million).

(5)	During 2002, we realized losses on sales and write downs of our strategic equity investments totaling $3.7 million. See Note 3 of Notes to Consolidated Financial Statements for further information.

(6)	During the second quarter of 2000, we sold all of our shares of Chartered Semiconductor Manufacturing Ltd. common stock for proceeds of $39.0 million, resulting in a one-time gain of $28.3 million.

(7)	Represents our equity share of net losses of GateField in accordance with the equity method of accounting prior to our acquisition of GateField, which was completed on November 15, 2000.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
      The purpose of this overview is to provide context for the discussion and analysis of our financial statements that follows by briefly summarizing the most important known trends and uncertainties, as well as the key performance indicators, on which our executives are primarily focused for both the short and long term.
      We design, develop, and market FPGAs and supporting products and services. FPGAs are ICs that adapt the processing and memory capabilities of electronic systems to specific applications. FPGAs are used by designers of automotive, communications, computer, consumer, industrial, military and aerospace, and other electronic systems to differentiate their products and get them to market faster. We are the leading supplier of FPGAs based on Flash and antifuse technologies, and believe that we are the leading supplier of high reliability FPGAs.

•	Semiconductors
      According to the Semiconductor Industry Association (SIA), worldwide sales of semiconductors rose to a record $213 billion in 2004, up 28% from $166 billion in 2003. The previous industry peak of $204 billion was reached in 2000, followed by a drop of 32% to $139 billion in 2001. While the setback in 2001 was of extraordinary proportions, the semiconductor industry has always been cyclical and it appears that the drop was consistent with the historical pattern of contraction after a period of significant growth. It is possible, though, that the industry has matured to the point where it will no longer be able to achieve the long-term growth rates it has experienced in the past.

•	Logic
      According to SIA, worldwide sales of digital logic ICs were $37 billion in 2003, of which ASICs accounted for $10 billion. ASICs include conventional gate arrays, standard cells, and PLDs. As they have gotten faster and cheaper over the last decade, PLDs have gained a sizeable share of the ASIC market. We believe that this long-term trend will continue because customers are willing to forego some of the price and performance advantages of “hard-wired” ASICs in order to obtain the “time to market” as well as the design and manufacturing flexibility benefits of PLDs.

•	PLDs
      PLDs include simple PLDs, CPLDs, and FPGAs. FPGAs have gained share in the PLD market because they generally offer greater capacity, lower total cost per usable logic gate, and lower power consumption than simple PLDs and CPLDs. We believe that this long-term trend will continue. Our three larger competitors, Xilinx, Altera, and Lattice, offer CPLDs as well as FPGAs.

•	Strategy
      As the fourth biggest vendor in our market, we do not believe that we can compete across the board, but must choose technologies and markets in which to differentiate ourselves. Our strategy involves considerable risk. Unique technologies and products can take years to develop, if at all, and markets that we target may fail to emerge. We have at times faltered in these areas. Still, we believe that our strategic positioning is the best it has ever been in our history.

•	Technologies
      Our Flash and antifuse technologies are non-volatile, so they retain their circuit configuration even in the absence of power. In contrast to the SRAM and other memory technologies used by our larger competitors, our FPGAs don’t need a separate boot device, are “live at power up,” generally require less power, and offer practically unbreakable design security.

•	Antifuse

The one-time programmability of our antifuse FPGAs is desirable in certain military and aerospace applications, but commercial customers generally prefer to use reprogrammable FPGAs, and FPGAs based on all other types of technologies are reprogrammable. In addition, we are the only sizeable company that uses antifuse technology, which means that we bear the entire burden of developing and proving antifuse processes (including yields and reliability) and products (including switching elements and architectures). It also means that our FGPAs using antifuse technology are at least one and often two generations behind the FPGAs of our competitors using SRAM and other technologies manufactured on standard processes.

•	Flash

We believe that our long-term future lies with Flash technology, which permits us to make FPGAs that are both non-volatile and reprogrammable. While our Flash technology is unique, the process is very similar to the standard embedded Flash memory process, so we will be able to share with others most of the burden of developing and proving the process. While Flash technology has trailed SRAM technology by only about one half of a generation, our Flash FPGAs are still at least one generation behind the SRAM FPGAs of our competitors.

•	Markets
      The inherent advantages of our non-volatile technologies give us a big advantage with some groups of customers, but are of little or no value to others.

•	Value-Based

We think that the value based market, which is primarily concerned about cost, will grow the most of any FPGA market segment and is the best fit for our technologies. Xilinx and Altera are also aggressively offering low-priced products, so we might not gain share even in this segment of the FPGA market, but we’re optimistic because we think these customers most value the advantages of our technologies. Selling more low-price products may make it more difficult to maintain our gross margins from quarter to quarter.

•	High-Reliability

We believe that we are the world’s leading supplier of military, avionics, and space-grade FPGAs, but we are seeing increased competition from Xilinx and Aeroflex Incorporated. This is a market in which the customers are extremely conscientious and demand the very highest levels of quality and reliability. To that end, we have conducted analysis of and experiments on the reliability of our RTSX-S space-qualified FPGAs over the last eighteen months at the behest of an ad-hoc industry group, and we anticipate that those investigations will continue for at least several more months. See the Risk Factors set forth at the end of Item 1 of this Annual Report on Form 10-K for more information.

•	Key Indicators
      Although we measure the condition and performance of our business in numerous ways, the key quantitative indicators that we generally use to manage the business are bookings, design wins, margins, yields, and backlog. We also carefully monitor the progress of our product development efforts. Of these, we think that bookings and backlog are the best indicators of short-term performance and that designs wins and product development progress are the best indicators of long-term performance. Our bookings (measured as end-customer orders placed on us and our distributors) were higher during 2004 than during 2003, and our backlog was higher at the end of 2004 than at the end of 2003. Our design wins were higher in 2004 than in 2003, with most of the growth coming in Flash. Our product development progress was mixed.

Results of Operations
      The following table sets forth certain financial data from the Consolidated Statements of Operations expressed as a percentage of net revenues:

	Years Ended December 31,

	2004	2003	2002

Net revenues	100.0%	100.0%	100.0%
Cost of revenues	42.6	39.8	39.4

Gross margin	57.4	60.2	60.6
Research and development	27.4	26.4	29.3
Selling, general, and administrative	29.1	29.8	32.0
Amortization of goodwill and other acquisition-related intangibles	1.6	1.8	2.0

Income (loss) from operations	(0.7)	2.2	(2.7)
Interest income and other, net of expense	1.8	2.1	4.1
Gain (loss) on sales and write-downs of equity investments	0.0	0.1	(2.8)

Income (loss) before tax (benefit) provision	1.1	4.4	(1.4)
Tax (benefit) provision	(0.3)	0.2	(1.5)

Net income (loss)	1.4%	4.2%	0.1%

      Our fiscal year ends on the first Sunday after December 30. Fiscal 2004 ended on January 2, 2005; fiscal 2003 ended on January 4, 2004; and fiscal 2002 ended on January 5, 2003. For ease of presentation, December 31 has been indicated as the year end for all fiscal years.
•               Net Revenues
      We derive our revenues primarily from the sale of FPGAs, which accounted for 96% of net revenues in 2004, 2003, and 2002. Non-FPGA revenues are derived from our Protocol Design Services organization, royalties, and the licensing of software and sale of hardware used to design and program our FPGAs. We believe that we derived more than 60% of our revenues in 2004, 2003, and 2002 from sales of FPGAs to customers serving the military and aerospace and the communications markets. We have experienced, and may again in the future experience, substantial period-to-period fluctuations in operating results due to conditions in each of these markets as well as in the general economy.
      Net revenues in 2004 were $165.5 million, a 10% increase over 2003. This increase was due primarily to a 14% increase in the number of FPGA units shipped, which was partially offset by a 4% decrease in the overall average selling price (ASP) of FPGAs. The increase in unit shipments was driven by our new products, which include ProASIC Plus, RTSX-S, SX-A, eX, and AX. The overall ASP declined principally because we derived a higher percentage of our revenues from our newer product families, which typically have lower ASPs than their predecessors.
      Net revenues in 2003 were 12% higher than in 2002. This increase was due primarily to a 15% increase in the number of units shipped offset by a 3% decline in the overall ASP of FPGAs. The increase in units shipped was broad based, with increases in both our new and mature product families. The overall ASP declined principally because we derived a lower percentage of revenues from shipments to our military and aerospace customers, which we estimate accounted for 36% of our revenue in 2003 and 41% in 2002. FPGAs shipped to military and aerospace customers tend to have higher ASPs than those shipped to our commercial customers.

      We shipped approximately 67% of our net revenues through the distribution sales channel in 2004, compared with 69% in 2003 and 65% in 2002. On March 1, 2003, we consolidated our distribution channel by terminating our agreement with Pioneer, leaving Unique as our sole distributor in North America. The following table sets forth the percentage of revenues derived from each customer that accounted for 10% or more of our net revenues in any of the last three years:

	2004	2003	2002

Pioneer	—	6%	26%
Unique	33%	41%	22%
Lockheed Martin	4%	11%	3%
We generally do not recognize revenue on product shipped to a distributor until the distributor resells the product to its customer.
      Sales to customers outside the United States accounted for 46% of net revenues in 2004, 39% in 2003, and 38% in 2002. The largest portion of export sales was to European customers, which accounted for 27% of net revenues in 2004, 25% in 2003, and 23% in 2002.
•               Gross Margin
      Gross margin was 57.4% of revenues in 2004 compared with 60% in 2003 and 61% in 2002. Gross margin in 2004 was unfavorably impacted by a $3.2 million write down that we booked in the fourth quarter. This charge included a write down of $2.1 million of RTSX-S inventory from the original manufacturer for which we determined there was no demand. In addition, $1.1 million of the charge was a write-off of certain boards and sockets, purchased solely to test the RTSX-S units, that have no future use to us in the production process. See the Risk Factors set forth at the end of Item I of this Annual Report on Form  10-K for more information about the ongoing investigations regarding the reliability of our RTSX-S space-qualified FPGAs. We also experienced a reduction in gross margins during 2004 due to a higher concentration of our newer products, as a percentage of total revenue, which tend to have lower gross margins than our more mature products. We expect to continue to see some pressure on our gross margins as our product mix continues to shift to our newer product families.
      Gross margin is affected by changes in excess and slow moving inventory write downs. Gross margin was negatively impacted in 2004 by $3.2 million, or 2.0% by inventory write downs and write-offs of certain boards and sockets. Gross margin was positively impacted by the sell through of previously written down inventory of $4.1 million, or 2.7% in 2003 and $3.2 million, or 2.4% in 2004.
      We seek to reduce costs and improve gross margins by improving wafer yields, negotiating price reductions with suppliers, increasing the level and efficiency of our testing and packaging operations, achieving economies of scale by means of higher production levels, and increasing the number of die produced per wafer, principally by shrinking the die size of our products. No assurance can be given that these efforts will be successful. Our capability to shrink the die size of our FPGAs is dependent on the availability of more advanced manufacturing processes. Due to the custom steps involved in manufacturing antifuse and (to a lesser extent) Flash FPGAs, we typically obtain access to new manufacturing processes later than our competitors using standard manufacturing processes.

•	Research and Development (R&D)
      R&D expenditures were $45.4 million, or 27% of net revenues, in 2004 compared with $39.6 million, or 26% of net revenues, in 2003 and $39.3 million, or 29% of net revenues, in 2002. R&D expenditures increased $5.8 million in 2004 due to our expanded efforts and increased headcount needed to concurrently research and develop future commercial and radiation tolerant generations of both flash and antifuse-based product families; additional costs incurred in connection with the ongoing investigations regarding the reliability of our RTSX-S space qualified FPGAs; and the institution of the first company-wide salary increase since the year 2000. R&D spending as a percentage of revenue in 2004 was higher than 2003 mainly due to increased development activities. R&D as a percentage of revenue was lower in 2003 than 2002 because we held R&D spending levels relatively flat while net revenues grew by 12%.
      Our R&D consists of circuit design, software development, and process technology activities. We believe that continued substantial investment in R&D is critical to maintaining a strong technological position in the industry. Since our antifuse and (to a lesser extent) flash FPGAs are manufactured using customized processes that require a substantial time to develop, our R&D expenditures will probably always be higher as a percentage of net revenues than that of our major competitors using standard manufacturing processes.

•	Selling, General, and Administrative (SG&A)
      SG&A expenses in 2004 were $48.3 million, or 29% of net revenues, compared with $44.7 million, or 30% of net revenues, in 2003 and $43.0 million, or 32% of net revenues, in 2002. SG&A expenses in 2004 increased by $3.6 million from 2003 primarily as a result of higher selling expense associated with increased net revenues; the first company-wide salary increases since 2000; and additional spending of approximately $0.9 million related to compliance with the Sarbanes-Oxley Act of 2002. SG&A spending in 2004 decreased slightly as a percentage of sales over 2003 levels. This was the result of 10% higher revenue levels in 2004, even though absolute spending in 2004 increased.
      SG&A expenses in 2003 increased by $1.7 million compared with 2002 primarily as a result of higher selling expense associated with increased net revenues. SG&A was favorably impacted by a $0.6 million reduction in accruals for estimated legal liabilities in the third quarter of 2003. SG&A spending in 2003 as a percentage of revenue was lower than 2002 due to higher revenues in 2003.

•	Amortization of Goodwill and Other Acquisition-Related Intangibles
      Amortization of goodwill and other acquisition-related intangibles was $2.7 million in 2004, 2003, and 2002. We implemented SFAS No. 142, “Goodwill and Other Intangible Assets,” at the beginning of fiscal 2002, which eliminated the amortization of goodwill. See Notes 1 and 2 of Notes to Consolidated Financial Statements for further information regarding the impact of SFAS No. 142.

•	Interest Income and Other, Net of Expense
      Interest income and other, net of expense, was $2.9 million in 2004, $3.2 million in 2003, and $5.5 million in 2002. The decrease in interest and other income experienced in both 2004 and 2003 compared with preceding years was primarily a result of lower interest rates available in the market and lower gains realized on our short-term investments, which were partially offset in 2003 by higher cash balances. For 2004, our average investment portfolio return on investment was 1.9% compared with 2.5% in 2003 and 4.7% in 2002. Our average investment portfolio balance was $154.0 million in 2004 compared with $135.0 million in 2003 and $121.5 million in 2002. We invest excess liquidity in investment portfolios consisting primarily of corporate bonds, floating rate notes, and federal and municipal obligations. In periods where market interest rates are falling, and for some time after rates stabilize, we typically experience declines in interest income and other as our older debt investments at higher interest rates mature and are replaced by new investments at the lower rates available in the market.

•	Losses on Sales and Write-Downs of Equity Investments
      We occasionally make equity investments in public or private companies for the promotion of business and strategic objectives. During 2002, we realized losses and recorded impairment write-downs totaling $3.7 million in connection with our strategic equity investments, which consisted of $1.6 million related to an equity investment in a publicly traded company and $2.1 million related to an equity investment in a private company. The $1.6 million of losses related to the investment in a publicly traded company was comprised of $0.7 million of realized losses on shares sold during the first and second quarters of 2002 and $0.9 million of impairment write-downs recorded in the second and fourth quarters of 2002. These impairment write-downs were recorded as a result of declines in the market value of shares we still held. The $2.1 million loss related to the equity investment in a private company consisted entirely of an impairment write-down that was recorded when the estimated fair value of the private company was determined to be below its carrying value after the private company received new financing in the fourth quarter of 2002 at a per share price significantly less than our initial investment. We sold all of our remaining strategic equity investment in the publicly traded company in 2003, realizing a gain of $0.1 million from the sale. As of December 31, 2004, we had $0.1 million of strategic equity investments remaining on the balance sheet.

•	Tax (Benefit)/Provision
      Significant components affecting the effective tax rate include pre-tax net income or loss, federal R&D tax credits, income from tax-exempt securities, the state composite tax rate, and recognition of certain deferred tax assets subject to valuation allowances. We recorded a tax benefit of $0.7 million in 2004 resulting from the combined effect of a small pre-tax income offset by R&D tax credits and state tax benefits. Our tax provision for 2003 was $0.3 million, which represents an effective tax rate of 5% for the year. Our $1.9 million tax benefit for 2002 was based on the combined effects of a small pre-tax loss, the benefit of R&D tax credits, and state tax benefits.
Financial Condition, Liquidity, and Capital Resources
      Our total assets were $315.3 million at the end of 2004 compared with $316.8 million at the end of 2003. The decrease in total assets was attributable principally to decreases in cash, cash equivalents, accounts receivable and other assets. The following table sets forth certain financial data from the consolidated balance sheets expressed as a percentage change from December 31, 2003, to December 31, 2004:

Cash, cash equivalents, and short-term investments	(2.3)%
Accounts receivable, net	(13.9)
Inventories	6.6
Current deferred income taxes	18.3
Prepaid expenses and other current assets	35.7
Property and equipment, net	14.4
Other assets, net (primarily deferred income taxes and purchased intangible assets other than goodwill)	(20.4)
Total assets	(0.5)
Total current liabilities	(5.5)
Total liabilities	(3.5)
Shareholders’ equity	0.1

•	Cash, Cash Equivalents, and Short-Term Investments
      Our cash, cash equivalents, and short-term investments were $154.7 million at the end of 2004 compared with $158.4 million at the end of 2003. This decrease of $3.7 million from the end of 2003 was due primarily to $10.7 million of property and equipment purchases and $1.5 million of cash used in financing operating activities ($9.6 million used to repurchase Actel Common Stock netted against $8.2 million from the issuance of Common Stock under employee stock plans), which were partially offset by $9.9 million of net cash provided by operating activities.
      The significant components within operating activities that provided cash during 2004 included $2.4 million from the net income for the year and a $2.9 million increase in accounts receivable adjusted for non-cash items ($10.5 million of which relates to depreciation and amortization). The significant components within operating activities that resulted in a reduction of cash from operations in 2004 included $2.6 million in cash used to increase inventories and a $2.7 million decrease in accounts payable and other accrued liabilities.
      Spending on property and equipment amounted to $10.7 million in 2004 compared with $11.2 million in 2003 and $8.8 million in 2002. The increase in spending on property and equipment in 2003 related primarily to leasehold improvements on our new worldwide headquarters to which we relocated in August of 2003. Our capital budget for 2005 is $18.0 million.
      Cash from the issuance of Common Stock under employee stock plans amounted to $8.2 million in 2004, $16.2 million in 2003, and $9.4 million in 2002. The increase in employee stock plan activity that occurred in 2003 was mostly driven by the increase in the market price of our Common Stock, which had an average closing price per share of $18.81 in 2004, $21.95 in 2003, and $18.25 in 2002. Employee stock activity was especially heavy during the last six months of 2003, when the average closing price was $25.50 per share.
      We meet all of our funding needs for ongoing operations with internally generated cash flows from operations and with existing cash and short-term investment balances. We believe that existing cash, cash equivalents, and short-term investments, together with cash generated from operations, will be sufficient to meet our cash requirements for 2005. A portion of available cash may be used for investment in or acquisition of complementary businesses, products, or technologies. Wafer manufacturers have at times demanded financial support from customers in the form of equity investments and advance purchase price deposits, which in some cases have been substantial. Should we require additional capacity, we may be required to incur significant expenditures to secure such capacity.
      The following represents contractual commitments not accrued on the balance sheet associated with operating leases and royalty and licensing agreements as of December 31, 2004:

	Payments Due by Period

							2010
	Total	2005	2006	2007	2008	2009	and Later

	(In thousands)
Operating leases	$25,693	$2,862	$2,837	$2,846	$2,695	$2,652	$11,801
Royalty/licensing agreements	$26,028	9,281	6,456	4,206	2,380	2,005	1,700

Total	$51,721	$12,143	$9,293	$7,052	$5,075	$4,657	$13,501

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

•	Accounts Receivable
      Our net accounts receivable was $17.7 million at the end of 2004 compared with $20.5 million at the end of 2003. This decrease was due primarily to the linearity of sales in the fourth quarter of 2004, which allowed us to collect a higher percentage of the quarters receivables prior to year end compared with the fourth quarter of 2003. Net accounts receivable represented 37 days of sales outstanding at the end of 2004 compared with 44 days at the end of 2003.

•	Inventories
      Our net inventories were $41.2 million at the end of 2004 compared with $38.7 million at the end of 2003. The growth in inventory was primarily the result of increased wafer purchases with our foundry partners related to the ramp of our new product families. In addition, we continue to hold material from “last time buy” inventory purchases made in 2003 from two wafer manufacturers for some of our mature product families. Last time buys occur when a wafer supplier is about to shut down the manufacturing line used to make a product and we believe that the then-current inventories are insufficient to meet foreseeable future demand. Inventory purchased in last time buy transactions is evaluated on an ongoing basis for indications of excess or obsolescence based on rates of actual sell through, expected future demand for those products, and any other qualitative factors that may indicate the existence of excess or obsolete inventory. Inventory at December 31, 2004, included $4.5 million of inventory purchased in last time buys. Inventory days of supply decreased from 230 days at the end of 2003 to 180 days at the end of 2004 due to the higher cost of sales associated with increased revenues and $3.2 million of write-downs in cost of sales recorded in the fourth quarter of 2004.
      Our FPGAs are manufactured using customized steps that are added to the standard manufacturing processes of our independent wafer suppliers, so our manufacturing cycle is generally longer and more difficult to adjust in response to changing demands or delivery schedules than our competitors using standard processes. Accordingly, our inventory model will probably always be higher than that of our major competitors using standard processes.

•	Property and Equipment
      Our net property and equipment was $22.8 million at the end of 2004 compared with $19.9 million at the end of 2003. We invested $10.7 million in property and equipment in 2004 compared with $11.2 million in 2003. The increase in capital expenditures in 2003 was related primarily to $2.3 million of leasehold improvements at our new principal facilities and executive offices in Mountain View, California, to which we relocated in August 2003. Other capital expenditures during the past two years have been primarily for engineering, manufacturing, and office equipment. Depreciation of property and equipment was $7.8 million in 2004 compared with $7.5 million in 2003.

•	Goodwill
      Our net goodwill was $32.1 million at the end of both 2004 and 2003. Goodwill is recorded when consideration paid in an acquisition exceeds the fair value of the net tangible and intangible assets acquired. At the beginning of 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which addresses the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition. Under SFAS No. 142, we do not amortize goodwill, but instead test for impairment annually or more frequently if certain events or changes in circumstances indicate that the carrying value may not be recoverable. We completed our annual goodwill impairments tests during the fourth quarter of 2004, and noted no indicators of impairment.

•	Other Assets
      Our other assets were $19.7 million at the end of 2004 compared with $24.7 million at the end of 2003. The decrease was due primarily to $2.6 million amortization of identified intangible assets and a $3.3 million reduction in our non-current deferred tax asset that was the result of a reclassification between current and non-current deferred tax assets. These decreases were offset in part by a $0.7 million increase in a technology license agreement.

•	Current Liabilities
      Our total current liabilities were $46.2 million at the end of 2004 compared with $48.9 million at the end of 2003. The decrease was due to reductions in accounts payable and various other accrual balances of $2.7 million and in income tax payables of $1.1 million, which were offset in part by a $1.1 million increase in deferred income on shipments to distributors.

•	Shareholders’ Equity
      Shareholders’ equity was $264.8 million at the end of 2004 compared with $264.4 million at the end of 2003. The slight increase in 2004 included proceeds of $8.2 million from the sale of Common Stock under employee stock plans and net income of $2.4 million, which were offset by stock repurchases of $9.6 million and unrealized losses from short term investments of $0.7 million.
Impact of Recently Issued Accounting Standards
      In November, 2004, the FASB issued SFAS No. 151, “Inventory Costs — An Amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005, and is required to be adopted by Actel in the first quarter of fiscal 2006. We are currently evaluating the effect that the adoption of SFAS No. 151 will have on our consolidated results of operations and financial condition but do not expect it to have a material impact.
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Actel is required to adopt SFAS No. 123(R) in the third quarter of fiscal 2005, beginning July 4, 2005. We are evaluating the requirements of SFAS No. 123(R) and expect that the adoption of SFAS No. 123(R) will have a material effect on Actel’s consolidated results of operations and earnings per share. Actel has not yet determined the method of adoption or the whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets-An Amendment of the APB Opinion No. 29, Accounting for Nonmonetary Transactions.” SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005. We do not believe the adoption of SFAS No. 153 will have a material impact of our consolidated results of operations and financial condition.
      FASB Staff Position (FSP) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” provides guidance under the FSAS No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (Jobs Act) on an enterprise’s tax accounts. The Jobs Act was enacted on October 22, 2004. We do not believe the repatriation provisions of the Jobs Act will have any impact on our consolidated results of operations and financial condition.
Critical Accounting Policies and Estimates
      Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosure of contingent assets and liabilities. The U.S. Securities and Exchange Commission has defined the most critical accounting policies as those that are most important to the portrayal of our financial condition and results and also require us to make the most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical policies include revenue recognition, inventories, intangible assets and goodwill, income taxes, and legal matters. These policies, as well as the estimates and judgments involved, are discussed below. We also have other key accounting policies that either do not generally require us to make estimates and judgments that are as difficult or as subjective or they are less likely to have a material impact on our reported results of operations for a given period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates. In addition, if these estimates or their related assumptions change in the future, it could result in material expenses being recognized on the income statement.

•	Inventories
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
      We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future demand and market conditions. To address this difficult, subjective, and complex area of judgment, we apply a methodology that includes assumptions and estimates to arrive at the net realizable value. First, we identify any inventory that has been previously written down in prior periods. This inventory remains written down until sold, destroyed, or otherwise dispositioned. Second, we examine inventory line items that may have some form of non-conformance with electrical and mechanical standards. Third, we assess the inventory not otherwise identified to be written down against product history and forecasted demand (typically for the next six months). Finally, we analyze the result of this methodology in light of the product life cycle, design win activity, and competitive situation in the marketplace to derive an outlook for consumption of the inventory and the appropriateness of the resulting inventory levels. If actual future demand or market conditions are less favorable than those we have projected, additional inventory write-downs may be required. During 2004 we wrote down $2.1 million of inventory related to our RTSX-S product from the original manufacturer for which we determined there was no demand.
      During 2003, we modified our inventory valuation policies to properly account for “last time buy” inventory purchases. Last time buys occur when a wafer supplier is about to shut down the manufacturing line used to make a product and we believe that our then current inventories are insufficient to meet foreseeable future demand. We made last time buys of certain products from our wafer suppliers in 2003. Since this inventory was not acquired to meet current demand, we did not believe the application of our existing inventory write down policy was appropriate, so a discrete write down policy was established for inventory purchased in last time buy transactions. As a consequence, these transactions and the related inventory are excluded from the standard excess and obsolescence write down policy. Inventory purchased in last time buy transactions will be evaluated on an ongoing basis for indications of excess or obsolescence based on rates of actual sell through; expected future demand for those products over a longer time horizon; and any other qualitative factors that may indicate the existence of excess or obsolete inventory. Evaluations of last time buy inventory in 2004 did not result in any write downs. In the event that actual sell through does not meet expectations or estimations of expected future demand decrease, write-downs of last time buy inventory may be required.

•	Intangible Assets and Goodwill
      In past years we made business acquisitions that resulted in the recording of a significant amount of goodwill and identified intangible assets.
      Beginning in 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which addresses the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition. In accordance with SFAS No. 142, we ceased to amortize goodwill and instead test for impairment annually or more frequently if certain events or changes in circumstances indicate that the carrying value may not be recoverable. We completed our annual goodwill impairment tests during the fourth quarter of 2004 and noted no impairment. The initial test of goodwill impairment requires us to compare our fair value with our book value, including goodwill. We are a single reporting unit as defined by SFAS No. 142 and use the entity wide approach to compare fair value to book value. Based on our total market capitalization, which we believe represents the best indicator of our fair value, we determined that our fair value was in excess of our book value. Since we found no indication of impairment, we did not proceed with the second step of the annual impairment analysis.
      At December 31, 2004, we had identified intangible assets arising from prior business acquisitions that are being amortized on a straight line basis over their estimated lives. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we recognize impairment losses on identified intangible assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the net book value of those assets. The impairment loss is measured by comparing the fair value of the asset to its carrying value. Fair value is based on discounted cash flows using present value techniques identified in SFAS No. 144. We assessed our identified intangible assets for impairment in accordance with SFAS No. 144 as of December 31, 2004, and noted no impairment. If these estimates or their related assumptions change in the future, it could result in lower estimated future cash flows that may not support the current carrying value of these assets, which would require us to record impairment charges for these assets.

•	Income Taxes
      We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. We evaluate annually the realizability of our deferred tax assets by assessing our valuation allowance and, if necessary, we adjust the amount of such allowance. The factors used to assess the likelihood of realization include our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. We assessed our deferred tax assets at the end of 2004 and determined that it was more likely than not that we would be able to realize approximately $34.4 million of net deferred tax assets based upon our forecast of future taxable income and other relevant factors.

•	Legal Matters
      As is typical in the semiconductor industry, we have been and expect to be notified from time to time of claims, including claims that we may be infringing patents owned by other. When probable and reasonably estimable, we make provision for estimated liabilities. As we sometimes have in the past, we may settle disputes and/or obtain licenses under patents that we are alleged to infringe. We can offer no assurance that any pending or threatened claim will be resolved or that the resolution of any such claims will not have a materially adverse effect on our business, financial condition, or results of operations. In addition, our evaluation of the impact of these pending and threatened claims could change based upon new information we learn. Subject to the foregoing, we do not believe that the resolution of any pending or threatened legal claim is likely to have a materially adverse effect on our business, financial condition, or results of operations.

•	Revenues
      We sell our products to OEMs and to distributors who resell our products to OEMs or their contract manufacturers. We recognize revenue on products sold to OEMs upon shipment. Because sales to distributors are generally made under agreements allowing for price adjustments, credits, and right of return under certain circumstances, we generally defer recognition of revenue on products sold to distributors until the products are resold. Deferred income and the corresponding deferred cost of sales are recorded in the caption deferred income on shipments to distributors in the liability section of the consolidated balance sheet. Revenue recognition depends on notification from the distributor that product has been resold. This reported information includes product resale price, quantity, and end customer information as well as inventory balances on hand. Our revenue reporting is dependant on us receiving timely and accurate data from our distributors. In determining the appropriate amount of revenue to recognize, we use this data from our distributors and apply judgment in reconciling differences between their reported inventory and sell through activities.
Risks
      Our operating results are subject to general economic conditions and a variety of risks characteristic of the semiconductor industry or specific to us, including booking and shipment uncertainties, wafer supply fluctuations, and price erosion, any of which could cause our operating results to differ materially from past results. See the Risk Factors set forth at the end of Item 1 of this Annual Report on Form 10-K.
Quarterly Information
      The table on the next page presents certain unaudited quarterly results for each of the eight quarters in the period ended December 31, 2004. In our opinion, this information has been presented on the same basis as the audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K and all necessary adjustments (consisting only of normal recurring accruals) have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with our audited consolidated financial statements and notes thereto. However, these quarterly operating results are not indicative of the results for any future period.

	Quarterly Operating Results Three Months Ended

	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,
	2004	2004	2004	2004	2003	2003	2003	2003

	(Unaudited, in thousands except per share amounts)
Statements of Operations Data:
Net revenues	$40,256	$39,439	$43,688	$42,153	$40,555	$38,405	$36,609	$34,341
Gross profit	19,392	23,403	26,634	25,656	25,220	23,319	22,025	19,612
(Loss)/income from operations	(5,400)	(855)	2,541	2,519	2,462	1,965	441	(1,614)
Net/(loss) income	(3,167)	517	2,504	2,540	2,328	2,283	1,386	231
Net (loss)/income per share:
Basic	$(0.12)	$0.02	$0.10	$0.10	$0.09	$0.09	$0.06	$0.01

Diluted(1)	$(0.12)	$0.02	$0.09	$0.09	$0.09	$0.08	$0.05	$0.01

Shares used in computing net income (loss) per share:
Basic	25,368	25,600	25,749	25,620	25,339	25,005	24,550	24,338

Diluted(1)	25,368	25,930	26,584	27,324	27,235	27,101	25,776	25,087

(1)	For the fourth quarter of 2004, we incurred a quarterly net loss and the inclusion of stock options in the shares used for computing diluted earnings per share would have been anti-dilutive and reduced the loss per share. Accordingly, all Common Stock equivalents (such as stock options) have been excluded from the shares used to calculate diluted earnings per share for that period.

	Three Months Ended

	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,
	2004	2004	2004	2004	2003	2003	2003	2003

As a Percentage of Net Revenues:
Net revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Gross profit	48.2	59.3	61.0	60.9	62.2	60.7	60.2	57.1
(Loss)/income from operations	(13.4)	(2.2)	5.8	6.0	6.1	5.1	1.2	(4.7)
Net (loss)/income	(7.9)	1.3	5.7	6.0	5.7	5.9	3.8	0.7

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      As of December 31, 2004, our investment portfolio consisted primarily of corporate bonds, floating rate notes, and federal and municipal obligations. The principal objectives of our investment activities are to preserve principal, meet liquidity needs, and maximize yields. To meet these objectives, we invest excess liquidity only in high credit quality debt securities with average maturities of less than two years. We also limit the percentage of total investments that may be invested in any one issuer. Corporate investments as a group are also limited to a maximum percentage of our investment portfolio.
      Our debt security investments, which totaled $148.3 million at December 31, 2004, are subject to interest rate risk. An increase in interest rates could subject us to a decline in the market value of our investments. These risks are mitigated by our ability to hold these investments to maturity. A hypothetical 100 basis point increase in interest rates compared with interest rates at December 31, 2004, and December 31, 2003, would result in a reduction of approximately $1.5 million in the fair value of our available-for-sale debt securities held at December 31, 2004, and $1.4 million in the fair value of our available-for-sale debt securities held at December 31, 2003.
      The potential changes noted above are based upon sensitivity analyses performed on our financial position and expected operating levels at December 31, 2004. Actual results may differ materially.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ACTEL CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(In thousands, except
	share and per share
	amounts)
ASSETS
Current assets:
Cash and cash equivalents	$6,405	$13,648
Short-term investments	148,297	144,765
Accounts receivable, net	17,686	20,537
Inventories	41,218	38,664
Deferred income taxes	22,230	18,786
Prepaid expenses and other current assets	4,831	3,561

Total current assets	240,667	239,961
Property and equipment, net	22,804	19,935
Goodwill	32,142	32,142
Other assets, net	19,677	24,719

	$315,290	$316,757

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,397	$13,140
Accrued salaries and employee benefits	6,776	7,081
Other accrued liabilities	4,364	6,117
Deferred income on shipments to distributors	23,658	22,545

Total current liabilities	46,195	48,883
Deferred compensation plan liability	3,258	2,658
Deferred rent liability	1,044	783

Total liabilities	50,497	52,324
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.001 par value; 4,500,000 shares authorized; 1,000,000 issued and converted to common stock; and none outstanding	—	—
Series A Preferred stock, $.001 par value; 500,000 shares authorized; none issued or outstanding	—	—
Common Stock, $.001 par value; 55,000,000 shares authorized; 25,409,155 and 25,388,746 shares issued and outstanding at December 31, 2004 and 2003, respectively	25	25
Additional paid-in capital	188,631	184,674
Retained earnings	76,577	79,518
Unearned compensation cost	—	(44)
Accumulated other comprehensive (loss)/income	(440)	260

Total shareholders’ equity	264,793	264,433

	$315,290	$316,757

See Notes to Consolidated Financial Statements

ACTEL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2004	2003	2002

	(In thousands, except per share
	amounts)
Net revenues	$165,536	$149,910	$134,368
Costs and expenses:
Cost of revenues	70,451	59,734	52,935
Research and development	45,360	39,602	39,349
Selling, general, and administrative	48,269	44,650	43,033
Amortization of acquisition-related intangibles	2,651	2,670	2,724

Total costs and expenses	166,731	146,656	138,041

Income (loss) from operations	(1,195)	3,254	(3,673)
Interest income and other, net of expense	2,935	3,210	5,530
Gain (loss) on sales and write-downs of equity investments	—	91	(3,707)

Income (loss) before tax (benefit) provision	1,740	6,555	(1,850)
Tax (benefit) provision	(654)	327	(1,925)

Net income	$2,394	$6,228	$75

Net income per share:
Basic	$0.09	$0.25	$0.00

Diluted	$0.09	$0.24	$0.00

Shares used in computing net income per share:
Basic	25,584	24,808	24,302

Diluted	26,421	26,300	25,252

See Notes to Consolidated Financial Statements

ACTEL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND OTHER
COMPREHENSIVE INCOME/(LOSS)

						Accumulated
				Notes	Unearned	Other	Total
	Common	Additional	Retained	Receivable	Compensation	Comprehensive	Shareholders’
	Stock	Paid-in Capital	Earnings	from Officer	Cost	Income	Equity

	(In thousands, except share amounts)
Balance at December 31, 2001	$24	$162,324	$75,207	$(368)	$(314)	$807	$237,680

Net income	—	—	75	—	—	—	75
Other comprehensive income (loss):
Change in unrealized gain (loss) on investments	—	—	—	—	—	(56)	(56)

Comprehensive income (loss)							19
Issuance of 784,073 shares of Common Stock under employee stock plans,	—	9,430	—	—	—	—	9,430
Repurchase of 663,482 shares of Common Stock	—	(5,907)	(1,992)	—	—	—	(7,899)
Repayment of note receivable from officer	—		—	368	—	—	368
Amortization of unearned compensation cost	—	—	—	—	135	—	135
Tax benefit from exercise of stock options	—	2,581	—	—	—	—	2,581

Balance at December 31, 2002	$24	$168,428	$73,290	$—	$(179)	$751	$242,314

Net income	—	—	6,228	—	—	—	6,228
Other comprehensive income (loss):
Change in unrealized gain (loss) on investments	—	—	—	—	—	(491)	(491)

Comprehensive income (loss)							5,737
Issuance of 1,212,206 shares of Common Stock under employee stock plans	1	16,246	—	—	—	—	16,247
Amortization of unearned compensation cost	—	—	—	—	135	—	135
Balance at December 31, 2003	$25	$184,674	$79,518	$—	$(44)	$260	$264,433

See Notes to Consolidated Financial Statements

ACTEL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND OTHER
COMPREHENSIVE INCOME/(LOSS) — (Continued)

						Accumulated
				Notes	Unearned	Other	Total
	Common	Additional	Retained	Receivable	Compensation	Comprehensive	Shareholders’
	Stock	Paid-in Capital	Earnings	from Officer	Cost	Income	Equity

	(In thousands, except share amounts)
Balance at December 31, 2003	$25	$184,674	$79,518	$—	$(44)	$260	$264,433

Net income	—	—	2,394	—	—	—	2,394
Other comprehensive income (loss):
Change in unrealized gain (loss) on investments	—	—	—	—	—	(700)	(700)

Comprehensive income (loss)							1,694
Issuance of stock options to consultant	—	74	—	—	—	—	74
Amortization of unearned compensation cost	—	—	—	—	44	—	44
Issuance of 682,106 shares of Common Stock under employee stock plans	1	8,174	—	—	—	—	8,175
Repurchase of 691,697 shares of Common Stock	(1)	(4,888)	(4,738)	—	—	—	(9,627)
Cashless exercise of options to purchase 54,563 shares of Common Stock using 30,563 mature shares of Common Stock		597	(597)				—

Balance at December 31, 2004	$25	$188,631	$76,577	$—	$—	$(440)	$264,793

See Notes to Consolidated Financial Statements

ACTEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Operating activities:
Net income	$2,394	$6,228	$75
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,496	10,168	10,012
Stock compensation cost recognized	118	135	135
Impairment of equity investments	—	—	3,041
Changes in operating assets and liabilities:
Accounts receivable	2,851	(2,922)	(856)
Inventories	(2,554)	(4,073)	1,747
Deferred income taxes	(517)	8,363	104
Prepaid expenses and other current assets	(1,270)	1,407	246
Accounts payable, accrued salaries and employee benefits, and other accrued liabilities	(2,736)	4,512	(4,002)
Deferred income on shipments to distributors	1,113	(3,914)	(299)
Tax benefits from exercise of stock options	—	—	2,581

Net cash provided by operating activities	9,895	19,904	12,784
Investing activities:
Purchases of property and equipment	(10,714)	(11,229)	(8,827)
Purchases of available-for-sale securities	(166,356)	(179,276)	(177,473)
Sales and maturities of available for sale securities	161,657	149,315	181,763
Changes in other long term assets	(273)	480	149

Net cash used in investing activities	(15,686)	(40,710)	(4,388)
Financing activities:
Repayment of note-receivable from officer	—	—	368
Issuance of Common Stock under employee stock plans	8,175	16,247	9,430
Repurchase of Common Stock	(9,627)	—	(7,899)

Net cash (used in) provided by financing activities	(1,452)	16,247	1,899
Net (decrease) increase in cash and cash equivalents	(7,243)	(4,559)	10,295
Cash and cash equivalents, beginning of year	13,648	18,207	7,912

Cash and cash equivalents, end of year	$6,405	$13,648	$18,207

Supplemental disclosures of cash flow information and non-cash investing and financing activities:
Cash paid/(received) during the year for income taxes	$431	$(12,367)	$(157)
See Notes to Consolidated Financial Statements

ACTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies
      Actel Corporation (Actel or us, we, or our) was incorporated under the laws of California on October 16, 1985. We design, develop, and market FPGAs and supporting products and services. We utilize third-party manufacturers for our wafer requirements. Net revenues from the sale of FPGAs accounted for approximately 96% of our net revenues in 2004, 2003, and 2002. Our Protocol Design Services organization accounted for approximately 1% of our net revenues in 2004, 2003, and 2002. Royalties and the licensing of software and sale of hardware that are used to design and program FPGAs accounted for approximately 3% of our net revenues in 2004, 2003, and 2002.
      FPGAs are ICs that adapt the processing and memory capabilities of electronic systems to specific applications. FPGAs are used by designers of communications, computer, consumer, industrial, military and aerospace, and other electronic systems to differentiate their products and get them to market faster. We are the leading supplier of FPGAs based on Flash and antifuse technologies, and believe we are the leading supplier of high reliability FPGAs. See Note 9 for information on our sales by geographic area.

•	Advertising and Promotion Costs
      Our policy is to expense advertising and promotion costs as they are incurred. Our advertising and promotion expenses were approximately $3.2 million in 2004, $3.3 million in 2003, and $3.7 million in 2002.

•	Basis of Presentation
      The consolidated financial statements include the accounts of Actel Corporation and our wholly owned subsidiaries. We use the U.S. Dollar as the functional currency in our foreign operations. All significant intercompany accounts and transactions have been eliminated in consolidation.
      Our fiscal year ends on the first Sunday after December 30. Fiscal 2004 ended on January 2, 2005; fiscal 2003 ended on January 4, 2004; and fiscal 2002 ended on January 5, 2003. For ease of presentation, December 31 has been indicated as the year end for all fiscal years.

•	Cash Equivalents and Investments
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
      We account for our investments in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” We determine the appropriate classification of debt securities at the time of purchase and re-evaluate such designation as of each balance sheet date. At December 31, 2004, all debt securities were designated as available-for-sale. We may also make long term equity investments for the promotion of business and strategic objectives.
      We monitor all of our equity investments for impairment on a periodic basis. In the event that the carrying value of the equity investment exceeds its fair value and the decline in value is determined to be other than temporary, the carrying value is reduced to its current fair market value. Non-marketable equity investments valued at $0.1 million are included in other assets. See Note 3 for further information regarding investments.
      Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported as a component of comprehensive income in shareholders’ equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization

ACTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and accretion is included in interest and other income, net of expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income and other.
      In accordance with SFAS No. 115, if a decline in value below cost is determined to be other than temporary, the unrealized losses will be recorded as expense in the period when that determination is made. In the absence of other overriding factors, we consider a decline in market value to be other than temporary when a publicly traded stock has traded below book value for a consecutive six-month period. If an investment continues to trade below book value for more than six months, and mitigating factors such as general economic and industry specific trends are not present, this investment would be evaluated for impairment and written down to a balance equal to the estimated fair value at the time of impairment, with the amount of the write-down realized as expense on the income statement. During 2002, we held an investment in a publicly traded company that had traded below book value. Based on our assessment of industry trends, as well as the volatility and trading volumes of this equity security, we concluded that the declines in value at the end of the second and fourth quarters of 2002 were other than temporary. Accordingly, we recorded as expense, in accordance with SFAS No. 115, impairment write-downs of $0.5 million in the second quarter and $0.4 million in the fourth quarter. At December 31, 2002, we held an investment in the publicly traded equity security with a market value of $0.2 million in short-term investments. During 2003, this publicly-traded equity security was sold for a gain of $0.1 million.
      Under our accounting policy, the carrying value of a cost method non-marketable investment is the amount paid for the investment unless it has been determined to be other than temporarily impaired, in which case we write the investment down to its impaired value. We review all of our investments periodically for impairment; however, for non-marketable equity securities, the impairment analysis requires significant judgment. This analysis includes assessment of the investee’s financial condition, the business outlook for its products and technology, its projected results and cash flows, the likelihood of obtaining subsequent rounds of financing, and the impact of any relevant contractual equity preferences held by us or others. If an investee obtains additional funding at a valuation lower than our carrying amount, we presume that the investment is other than temporarily impaired, unless specific facts and circumstances indicate otherwise (for example, if we hold contractual rights that give us a preference over the rights of other investors). During 2002, a sufficient market for a U.K. company’s technology, that we held a strategic equity investment in, did not develop and additional financing was raised from an existing shareholder during the fourth quarter to enable the company to continue operations. The market value of the company implied in the 2002 financing indicated significant impairment of our investment in the company. In accordance with our accounting policy, we wrote the investment down to $0.1 million, a balance equal to the estimated fair value of our investment in the company at the time of the financing. The $0.1 million balance is included on the December 31, 2004, 2003 and 2002 balance sheets in other assets. The impairment write-down of $2.1 million was realized as an expense on the income statement in the fourth quarter of 2002.
      We maintain trading assets to generate returns that offset changes in liabilities related to our deferred compensation plan. The trading assets consist of insurance contracts and our Common Stock contributed to the plan by participants and are stated at fair value. Recognized gains and losses are included in interest income and other, net of expense, and generally offset the change in the deferred compensation liability, which is also included in interest income and other, net of expense. Net losses on the trading asset portfolio were $0.1 million in 2004 and insignificant for 2003 and 2002. The deferred compensation assets were $3.0 million in 2004 and $2.5 million in 2003 and the deferred compensation liabilities were $3.3 million and $2.7 million respectively in those years.

ACTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Concentration of Credit Risk
      Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments, and trade receivables. We limit our exposure to credit risk by investing excess liquidity only in securities of A, A1, or P1 grade. We are exposed to credit risks in the event of default by the financial institutions or issuers of investments to the extent of amounts recorded on the balance sheet.
      We sell our products to customers in diversified industries. We are exposed to credit risks in the event of non-payment by customers to the extent of amounts recorded on the balance sheet. We limit our exposure to credit risk by performing ongoing credit evaluations of our customers’ financial condition and generally require no collateral. We are exposed to credit risks in the event of insolvency by our customers and manage such exposure to accounting losses by limiting the amount of credit extended whenever deemed necessary. Our distributors accounted for approximately 67% of our revenues in 2004, 69% in 2003, and 65% in 2002. During 2003, we consolidated our distribution channel by terminating our agreement with Pioneer, leaving Unique as our sole distributor in North America. The loss of Unique as a distributor could have a materially adverse effect on our business, financial condition, or results of operations. Lockheed Martin, an end customer, accounted for 11% of net revenues in 2003.
      As of December 31, 2004, we had accounts receivable totaling $18.6 million, net of an allowance for doubtful accounts of $0.9 million. If sales levels were to increase the level of receivables would likely also increase. In the event that customers were to delay their payments to us, the levels of accounts receivable would also increase. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is based on past payment history with the customer, analysis of the customer’s current financial condition, outstanding invoices older than 90 days, and other known factors. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required and our operating results would be negatively impacted.

•	Fair Value of Financial Instruments
      We use the following methods and assumptions in estimating our fair value disclosures for financial instruments:

•	Accounts Payable

The carrying amount reported in the balance sheets for accounts payable approximates fair value.

•	Cash and Cash Equivalents

The carrying amounts reported in the balance sheets for cash and cash equivalents approximate fair value.

•	Insurance Contracts

The fair value of our insurance contracts (entered into in connection with our deferred compensation plan) is based upon cash surrender value.

•	Investment Securities

The fair values for marketable debt and equity securities are based on quoted market prices. Strategic equity investments in non-public companies with no readily available market value are carried on the balance sheet at cost as adjusted for impairment losses. If reductions in the market value of marketable equity securities to an amount that is below cost are deemed by us to be other than

ACTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

temporary, the reduction in market value will be realized, with the resulting loss in market value reflected on the income statement.

•	Goodwill and other Acquisition-Related Intangibles
      In past years we made business acquisitions that resulted in the recording of a significant amount of goodwill and identified intangible assets. At December 31, 2004 and December 21, 2003,we had $32.1 million of remaining net book value assigned to goodwill from those acquisitions and $1.9 million as of December 31, 2004 and $4.6 million as of December 31, 2003 of remaining net book value assigned to identified intangible assets, such as patents and completed technology.
      In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which addresses the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition, we test goodwill for impairment annually or more frequently if certain events or changes in circumstances indicate that the carrying value may not be recoverable. We completed our annual goodwill impairment tests during the fourth quarter of 2004, and noted no impairment. The initial test of goodwill impairment requires us to compare our fair value with our book value, including goodwill. Based on our total market capitalization, which we believe represents the best indicator of our fair value, we determined that our fair value was in excess of our book value. Since we found no indication of impairment, no further testing was necessary.
      At December 31, 2004, and December 31, 2003, we had identified intangible assets arising from prior business acquisitions with a net book value of $1.9 million and $4.6 million, respectively, which are being amortized on a straight line basis over their estimated lives. These non-goodwill intangible assets will be fully amortized in 2005. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we recognize impairment losses on identified intangible assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the net book value of those assets. The impairment loss is measured by comparing the fair value of the asset to its carrying value. Fair value is based on discounted cash flows using present value techniques identified in SFAS No. 144. We assessed our identified intangible assets for impairment in accordance with SFAS No. 144 as of December 31, 2004, and noted no impairment. If these estimates or their related assumptions change in the future, it could result in lower estimated future cash flows that may not support the current carrying value of these assets, which would require us to record impairment charges for these assets.

•	Impact of Recently Issued Accounting Standards
      In November, 2004, the FASB issued SFAS No. 151, “Inventory Costs — An Amendment of ARB No. 43, Chapter 4”. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by Actel in the first quarter of fiscal 2006. Actel is currently evaluating the effect that the adoption of SFAS No. 151 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after

ACTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Actel is required to adopt SFAS No. 123(R) in the third quarter of fiscal 2005, beginning July 4, 2005. We are evaluating the requirements of SFAS No. 123(R) and expect that the adoption of SFAS No. 123(R) will have a material effect on Actel’s consolidated results of operations and earnings per share. Actel has not yet determined the method of adoption or the whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets-An Amendment of the APB Opinion No. 29, Accounting for Nonmonetary Transactions.” SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005. We do not believe the adoption of SFAS No. 153 will have a material impact of our consolidated results of operations and financial condition.
      FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” provides guidance under FSAS No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (Jobs Act) on an enterprise’s tax accounts. The Jobs Act was enacted on October 22, 2004. We do not believe the repatriation provisions of the Jobs Act will have any impact on our consolidated results of operations and financial condition.

•	Income Taxes
      We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Under SFAS No. 109, the liability method is used in accounting for income taxes. Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We evaluate annually the realizability of our deferred tax assets by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets.

•	Inventories
      As of December 31, 2004, we had an inventory balance of $41.2 million, stated at the lower of cost (first-in, first-out) or market (net realizable value). We believe that a certain level of inventory must be carried to maintain an adequate supply of product for customers. This inventory level may vary based upon orders received from customers or internal forecasts of demand for these products. Other considerations in determining inventory levels include the stage of products in the product life cycle, design win activity, manufacturing lead times, customer demand, strategic relationships with foundries, and competitive situations in the marketplace. Should any of these factors develop other than anticipated, inventory levels may be materially and adversely affected.
      We write down our inventory for estimated obsolescence or unmarketability equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future demand

ACTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and market conditions. To address this difficult, subjective, and complex area of judgment, we apply a methodology that includes assumptions and estimates to arrive at the net realizable value. First, we identify any inventory that has been previously written down in prior periods. This inventory remains written down until sold, destroyed, or otherwise dispositioned. Second, we examine inventory line items that may have some form of non-conformance with electrical and mechanical standards. Third, we assess the inventory not otherwise identified to be written down against product history and forecasted demand (typically for the next six months). Finally, we analyze the result of this methodology in light of the product life cycle, design win activity, and competitive situation in the marketplace to derive an outlook for consumption of the inventory and the appropriateness of the resulting inventory levels. If actual future demand or market conditions are less favorable than those we have projected, additional inventory write-downs may be required.
      During the second quarter of 2004, we recommended that customers switch to RTSX-S parts manufactured by UMC if their schedules permitted, and we offered to accept RTSX-S parts from the original manufacturer in exchange for the UMC parts. By the fourth quarter of 2004, most customers had decided to switch to UMC devices, and we determined that the demand for parts from the original manufacturer no longer supported our inventory levels. As a result, we took a charge of $2.1 million in the fourth quarter of 2004 related to the unmarketability of RTSX-S parts from the original manufacturer.
      We made “last time buys” of certain products from our wafer suppliers during 2003, when we modified our inventory valuation policies to properly account for last time buy inventory purchases. Last time buys occur when a wafer supplier is about to shut down the manufacturing line used to make a product and current inventories are insufficient to meet foreseeable future demand. Since this inventory was not acquired to meet current demand, we did not believe the application of our existing inventory write down policy was appropriate, so a discrete write down policy was established for inventory purchased in last time buy transactions. As a consequence, these transactions and the related inventory are excluded from our standard excess and obsolescence write down policy. Inventory purchased in last time buy transactions is evaluated on an ongoing basis for indications of excess or obsolescence based on rates of actual sell through; expected future demand for those products over a longer time horizon; and any other qualitative factors that may indicate the existence of excess or obsolete inventory. In the event that actual sell through does not meet expectations and estimations of expected future demand decrease, last time buy inventory may be written down. Evaluations of last time buy inventory in 2004 did not result in any write downs. At December 31, 2004, $4.5 million related to last time buy purchases was included in inventory on the balance sheet a reduction from the level of $5.4 million at December 31, 2003.

•	Legal Matters
      As is typical in the semiconductor industry, we have been and expect to be notified from time to time of claims, including claims that we may be infringing patents owned by others. When probable and reasonably estimable, we make provision for estimated liabilities. As we sometimes have in the past, we may settle disputes and/or obtain licenses under patents that we are alleged to infringe. During 2003, we settled a threatened patent infringement claim and obtained licenses under the patents that we were alleged to infringe. As a result of the settlement, we reduced our accruals for estimated legal liabilities by $0.6 million, which had a favorable impact on SG&A spending in the third quarter of 2003. We can offer no assurance that any pending or threatened claim will be resolved or that the resolution of any such claims will not have a materially adverse effect on our business, financial condition, or results of operations. In addition, our evaluation of the impact of these pending and threatened claims could change based upon new information we learn. Subject to the foregoing, we do not believe that the resolution of any pending or threatened legal claim is likely to have a materially adverse effect on our business, financial condition, or results of operations.

ACTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Product Warranty
      Our product warranty accruals may include specific accruals for known product issues or estimates of incurred but unidentified product issues based on historical activity. We booked no warranty accrual in 2004, 2003, or 2002.

•	Property and Equipment
      Property and equipment is carried at cost less accumulated depreciation and amortization. Depreciation and amortization have been provided on a straight-line basis over the following estimated useful lives:

Equipment	2 to 5 years
Furniture and fixtures	3 to 5 years
Leasehold improvements	Remaining term of lease
      See Note 2 for information on property and equipment amounts.

•	Revenue Recognition
      In accordance with SEC Staff Accounting Bulletin No. 104, revenue is recognized when there is evidence of an arrangement, delivery has occurred or services have been completed, the price is fixed or determinable, and collectability is reasonably assured. Revenue from product shipped to end customers is recorded when all of the foregoing conditions are met and risk of loss and title passes to the customer. Revenue related to products shipped subject to customers’ evaluation is recognized upon final acceptance. Shipments to distributors are generally made under agreements allowing certain rights of return and price protection on unsold merchandise. For that reason, we generally defer recognition of revenues and related cost of revenues on sales of products to distributors until such products are sold by the distributor and title transfers. Royalty income is recognized upon notice to us of the sale by others of products subject to royalties. Revenues generated by the Protocol Design Services organization are recognized as the services are performed.
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

•	Stock-Based Compensation
      We have employee stock plans that are described more fully in Note 6. We account for our stock options and equity awards in accordance with the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and have elected to follow the “disclosure only” alternative prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation.”
      We account for stock-based awards to employees using the intrinsic value method in accordance with APB Opinion No. 25 and FASB Interpretation (FIN) No. 44, “Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB Opinion No. 25.” Accordingly, no compensation cost has been recognized for our fixed-cost stock option plans because stock-based awards are issued at fair market value on the date of grant for our stock option plans or 85% of fair market value at the date of grant for our employee stock purchase plan. Options and warrants granted to consultants and vendors are accounted for at fair value determined by using the Black-Scholes method in accordance with Emerging Issues Task Force

ACTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(EITF) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and FIN No. 44.
      Pro forma information regarding net income and net income per share is required by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure an Amendment of FASB Statement No. 123,” which also requires that the information be determined as if we had accounted for our stock-based awards to employees granted under the fair value method. Our stock based awards consist of options and employee stock purchase rights. The fair value for these stock-based awards to employees was estimated at the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions:

	Stock Options			Stock Purchase Plan Rights

Year Ended December 31,	2004	2003	2002	2004	2003	2002

Expected life of options (years)	4.18	4.29	4.14	1.24	1.26	1.14
Expected stock price volatility	0.57	0.62	0.66	0.56	0.62	0.66
Risk-free interest rate	3.0%	2.3%	3.7%	2.3%	1.8%	2.2%
      The weighted-average fair value of options granted during 2004 was $10.43, during 2003 was $9.05, and during 2002 was $10.19. The weighted-average fair value of ESPP rights granted during 2004 was $6.01, during 2003 was $6.38, and during 2002 was $6.27.
      For purposes of pro forma disclosures, the estimated fair value of our stock-based awards to employees is amortized to expense using the graded method for options and during the purchase periods for employee stock purchase rights. Our pro forma information is as follows:

	Years Ended December 31,

	2004	2003	2002

	(In thousands, except per share
	amounts)
Net income applicable to common shareholders, as reported	$2,394	$6,228	$75
Add back:
Stock-based employee compensation included in reported net income	118	135	135
Less:
Total stock-based employee compensation expense determined under the fair value method for all awards, net of tax	(12,411)	(12,094)	(17,827)

Pro forma net loss applicable to common shareholders	$(9,899)	$(5,731)	$(17,617)

Earnings per share as reported:
Basic	$0.09	$0.25	$0.00

Diluted	$0.09	$0.24	$0.00

Pro forma (loss) earnings per share:
Basic	$(0.39)	$(0.23)	$(0.72)

Diluted	$(0.39)	$(0.23)	$(0.72)

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because our stock-based awards to employees have characteristics significantly different from those of traded options, and

ACTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion the existing models do not necessarily provide a reliable single measure of the fair value of our stock-based awards to employees. In addition, the effects on pro forma disclosures of applying SFAS Nos. 123 and 148 are not likely to be representative of the effects on pro forma disclosures in future years. See Note 6 for further information regarding our stock option plans and “Impact of Recently Issued Accounting Standards” above for information regarding pending changes in the accounting for share-based payments to employees.

•	Use of Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates. In addition, any change in these estimates or their related assumptions could have a materially adverse effect on our operating results.

2.	Balance Sheet Detail

	December 31,

	2004	2003

	(In thousands)
Accounts receivable:
Trade accounts receivable	$17,312	$20,457
Interest receivable	1,253	1,158
Allowance for doubtful accounts	(879)	(1,078)

	$17,686	$20,537

Inventories:
Purchased parts and raw materials	$8,636	$5,243
Work-in-process	27,358	29,243
Finished goods	5,224	4,178

	$41,218	$38,664

Property and equipment:
Equipment	$72,754	$63,377
Furniture and fixtures	2,604	2,521
Leasehold improvements	3,079	2,346

	78,437	68,244
Accumulated depreciation and amortization	(55,633)	(48,309)

	$22,804	$19,935

      Depreciation expense was approximately $7.8 million in 2004, $7.5 million in 2003, and $7.3 million in 2002, and is included with amortization expense in the Consolidated Statement of Cash Flows.
      During 2004, we removed certain fully depreciated assets including test and computer equipment with a cost of $0.7 million that were no longer being utilized, which had no impact on the income statement.

ACTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,

	2004	2003

	(In thousands)
Goodwill:
Goodwill	$48,575	$48,575
Less accumulated amortization	(16,433)	(16,433)

	$32,142	$32,142

Other Assets:
Prepaid long-term license fees	$907	$1,215
Deferred compensation plan assets	3,026	2,476
Identifiable intangible assets from acquisitions	12,728	12,728
Acquired patents	1,842	1,842
Non-current deferred tax asset (net of related deferred tax liability of $581 in 2004 and $1,603 in 2003)	12,166	15,429
Other	1,655	1,025

Subtotal	32,324	34,715
Accumulated amortization expenses	(12,647)	(9,996)

	$19,677	$24,719

      In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” Actel ceased to amortize goodwill. Instead, we test for impairment of goodwill annually or more frequently if certain events or changes in circumstances indicate that the carrying value may not be recoverable. We completed our annual goodwill impairment tests during the fourth quarter of 2004 and noted no indicators of impairment.
      Goodwill was adjusted during the three years ended December 31, 2004, as follows:

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Balance at January 1	$32,142	$32,142	$37,180

Additions	—	—	—
Amortization	—	—	—
Adjustment for recognition of deferred tax asset	—	—	(5,038)

Balance at December 31	$32,142	$32,142	$32,142

      The reduction in goodwill in 2002 was due primarily to a balance sheet reclassification of $5.0 million from goodwill to deferred tax assets. The goodwill was reclassified because we believed (based on a number of factors, including our estimate of future taxable income) that a portion of the net operating losses generated by GateField and valued at zero when we acquired GateField in 2000 will be used by us to reduce taxes payable in the future. During 2004 and 2003, no goodwill was acquired or determined by us to be impaired.

ACTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      We assess identified intangible assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and recognize impairment losses when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the net book value of those assets. We assessed our identified intangible assets for impairment in accordance with SFAS No. 144 as of December 31, 2004, and noted no impairment. Identified intangible assets as of December 31, 2004, consisted of the following:

		Accumulated
	Gross Assets	Amortization	Net

	(In thousands)
Acquisition-related developed technology	$11,454	$(9,833)	$1,621
Other acquisition-related intangibles	2,600	(2,343)	257
Acquired patents	516	(471)	45

Total identified intangible assets	$14,570	$(12,647)	$1,923

      Identified intangible assets as of December 31, 2003, consisted of the following:

		Accumulated
	Gross Assets	Amortization	Net

	(In thousands)
Acquisition-related developed technology	$11,454	$(7,543)	$3,911
Other acquisition-related intangibles	2,600	(2,012)	588
Acquired patents	516	(441)	75

Total identified intangible assets	$14,570	$(9,996)	$4,574

      All of our identified intangible assets are subject to amortization. Amortization of identified intangibles included the following:

	2004	2003	2002

	(In thousands)
Acquisition-related developed technology	$2,290	$2,291	$2,291
Other acquisition-related intangibles	331	331	330
Acquired patents	30	48	103

Total amortization expense	$2,651	$2,670	$2,724

      Based on the carrying value of identified intangible assets recorded at December 31, 2004, and assuming no subsequent impairment of the underlying assets, we expect the annual amortization expense to be $1.9 million for 2005, less than $0.1 million in 2006, and none thereafter.

ACTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Available-for-Sale Securities
      The following is a summary of available-for-sale securities at December 31, 2004 and 2003:

		Gross	Gross
		Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Values

	(In thousands)
December 31, 2004
Auction Market Preferred	$1,000	$—	$—	$1,000
Corporate bonds	51,667	80	(268)	51,479
U.S. government securities	73,178	—	(505)	72,673
Floating rate notes	16,000	10	—	16,010
Municipal obligations	7,186	—	(51)	7,135

Total available-for-sale securities	$149,031	$90	$(824)	$148,297

December 31, 2003
Auction Market Preferred	$4,800	$—	$—	$4,800
Corporate bonds	49,168	396	(47)	49,517
U.S. government securities	63,529	76	(53)	63,552
Floating rate notes	17,750	13	—	17,763
Municipal obligations	9,085	48	—	9,133

Total available-for-sale securities	144,332	533	(100)	144,765

      The following is a summary of available for-sale-securities that were in an unrealized loss position as of December 31, 2004:

	Aggregate	Aggregate
	Value of	Fair Value
	Unrealized	of
	Loss	Investments

Unrealized loss position for less than twelve months	$(682)	$102,708
Unrealized loss position for greater than twelve months	$(142)	$17,243
      Approximately $72.3 million of investment securities, representing 48.5% of our total investment portfolio, has been in an unrealized loss position for greater than six months. It is our intention and within our ability, as necessary, to hold these securities in an unrealized loss position for a period of time sufficient to allow for an anticipated recovery of fair value up to (or greater than) the cost of the investment and therefore the impairments noted are not other-than-temporary.
      The adjustments to unrealized losses on investments, net of taxes, included as a separate component of shareholders’ equity totaled approximately $0.7 million for the year ended December 31, 2004, $0.5 million for the year ended December 31, 2003, and $0.1 million for the year ended December 31, 2002. See Note 7 for information regarding other comprehensive income/(loss). Net realized gains and losses in 2004 were immaterial. Realized gains were $0.5 million during 2003, and $0.2 million during 2002.
      We occasionally make equity investments in public or private companies for the promotion of business and strategic objectives. During 2002, we recognized losses and recorded impairment write-downs totaling $3.7 million in connection with our strategic equity investments, which consisted of $1.6 million related to an equity investment in a publicly traded company and $2.1 million related to an equity investment in a private company. The $1.6 million loss related to the investment in a publicly traded company was comprised of $0.7 million of realized losses on shares sold during the first and second quarters of 2002 and $0.9 million of

ACTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
impairment write-downs recorded in the second and fourth quarters of 2002. These impairment write-downs were recorded as a result of declines in the market value of shares we still held. The $2.1 million loss related to the equity investment in a private company consisted entirely of an impairment write-down that was recorded when the estimated fair value of the private company was determined to be below its carrying value after the private company received new financing in the fourth quarter of 2002 at a per share price significantly less than our initial investment. We sold all of our remaining strategic equity investment in a publicly traded company in 2003, realizing a gain of $0.1 million from the sale. As of December 31, 2004, we had less than $0.1 million of strategic equity investments remaining on the balance sheet.
      The expected maturities of our investments in debt securities at December 31, 2004, are shown below. Expected maturities can differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(In thousands)

Available-for-sale debt securities:
Due in less than one year	$51,277
Due in one to five years	87,771
Due in five to ten years	—
Due after ten years	9,249

$148,297

      A portion of our securities represents investments in floating rate municipal bonds with contractual maturities greater than one year with some greater than ten years. However, the interest rates on these debt securities generally reset every ninety days, at which time we have the option to sell the security or roll over the investment at the new interest rate. Since it is generally not our intention to hold these floating rate municipal bonds until their contractual maturities, these amounts have been classified in the accompanying consolidated balance sheet as short-term investments.

4.	Commitments and Contingencies

•	Commitments
      We lease our facilities under non-cancelable lease agreements. The current primary facilities lease agreement expires in January 2014 and includes an annual increase in lease payments of three percent per year. Facilities lease expense is recorded on a straight-line basis over the term of the lease. Since cash payments in 2004 were less than rent expense recognized on a straight-line basis we recorded a deferred rent liability of $1.0 million in 2004. The equipment lease terms are month-to-month. Our facilities and equipment leases are accounted for as operating leases and require us to pay property taxes, insurance and maintenance, and repair costs. At December 31, 2004 and 2003, we had no capital lease obligations.
      We have entered into non-cancelable licensing agreements with external software developers to enable us to include their proprietary technology in our design and programming software. The following represents contractual commitments associated with operating leases and royalty and licensing agreements:

	Payments Due by Period

							2010
	Total	2005	2006	2007	2008	2009	and Later

	(In thousands)
Operating leases	$25,693	$2,862	$2,837	$2,846	$2,695	$2,652	$11,801
Royalty/licensing agreements	26,028	9,281	6,456	4,206	2,380	2,005	1,700

Total	$51,721	$12,143	$9,293	$7,052	$5,075	$4,657	$13,501

ACTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Purchase orders or contracts for the purchase of raw materials and other goods and services are not included in the table above. We are not able to determine the aggregate amount of such purchase orders that represent contractual obligations as purchase orders may represent authorizations to purchase rather than binding agreements. For the purposes of this table, contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are based on our current manufacturing needs and are fulfilled by our vendors within short time horizons. We do not have significant agreements for the purchase of raw materials or other goods specifying minimum quantities or set prices that exceed our expected requirements for three months. We also enter into contracts for outsourced services; however, the obligations under these contracts were not significant and the contracts generally contain clauses allowing for cancellation without significant penalty.
      Rental expense under operating leases was approximately $3.8 million for 2004, $4.2 million for 2003, and $4.2 million for 2002. Amounts amortized under royalty/licensing agreements were approximately $6.0 million in 2004, $5.5 million in 2003, and $4.1 million in 2002.

•	Contingencies
      We have established an irrevocable standby letter of credit in favor of CA-Shoreline Technology Park Limited Partnership in the amount of $0.5 million pursuant to the terms and conditions of the lease for our principal facilities and executive offices located in Mountain View, California. In addition, we have established an irrevocable letter of credit in favor of Matsushita Electric Industrial. Co., Ltd., one of our foundry partners, in the amount of JPY 120,000,000. Our agreement with Wells Fargo Bank under which these letters of credit were issued require us to maintain certain financial ratios and levels of net worth. At December 31, 2004, we were in compliance with these covenants for the letters of credit.
      From time to time we are notified of claims, including claims that we may be infringing patents owned by others, or otherwise become aware of conditions, situations, or circumstances involving uncertainty as to the existence of liability or the amount of the loss. When probable and reasonably estimable, we make provision for estimated liabilities. As we sometimes have in the past, we may settle disputes and/or obtain licenses under patents that we are alleged to infringe. We can offer no assurance that any pending or threatened claim or other loss contingency will be resolved or that the resolution of any such claim or contingency will not have a materially adverse effect on our business, financial condition, or results of operations. In addition, our evaluation of the impact of these claims and contingencies could change based upon new information we learn. Subject to the foregoing, we do not believe that the resolution of any pending or threatened legal claim or loss contingency is likely to have a materially adverse effect on our business, financial condition, or results of operations.

5.	Retirement Plan
      Effective December 10, 1987, we adopted a tax deferred savings plan for the benefit of qualified employees. The plan is designed to provide employees with an accumulation of funds at retirement. Employees may elect at any time to have salary reduction contributions made to the plan.
      We may make contributions to the plan at the discretion of the Board of Directors. We made a discretionary contribution to the plan in 2004 of approximately $0.5 million. No contributions to the plan were made in 2003 or 2002. The contributions vest annually, retroactively from an eligible employee’s date of hire, at the rate of 25% per year. In addition, contributions become fully vested upon retirement from Actel at age 65. There is no guarantee we will make any contributions to the plan in the future, regardless of our financial performance.

ACTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Shareholders’ Equity

•	Stock Repurchase
      Our Board of Directors authorized a stock repurchase program in September 1998 whereby shares of our Common Stock may be purchased from time to time in the open market at the discretion of management. Additional shares were authorized for repurchase in each of 1999, 2002 and 2004. In 2002, we repurchased 663,482 shares of Common Stock for $7.9 million. No shares were repurchased in 2003. In 2004, we repurchased 661,697 shares for $9.6 million. As of December 31, 2004, we have remaining authorization to repurchase up to 1,238,303 shares.

•	Shareholder Rights Plan
      Our Board of Directors adopted a Shareholder Rights Plan in October 2003. Under the Plan, we issued a dividend of one right for each share of our Common Stock held by shareholders of record as of the close of business on November  10, 2003. Each right entitles the shareholder to purchase a fractional share of our Preferred Stock for $220.00. However, the rights will become exercisable only if a person or group acquires, or announces a tender or exchange offer that would result in the acquisition of, 15% or more of our Common Stock while the Plan remains in place. Then, unless we redeem the rights for $0.001 per right, each right will become exercisable by all rights holders (except the acquiring person or group) for shares of Actel (or shares of the third party acquirer) having a value equal to twice the right’s then-current exercise price.

•	Stock Option Plans
      We have adopted stock option plans under which officers, employees, and consultants may be granted incentive stock options or nonqualified options to purchase shares of our Common Stock. In connection with our acquisitions of AGL in 1999 and Prosys and GateField in 2000, we assumed the stock option plans of AGL, Prosys, and GateField and the related options are incorporated in the amounts below. At December 31, 2004, 18,682,078 shares of Common Stock were reserved for issuance under these plans, of which 2,786,051 were available for grant. There were no options granted to consultants in 2003 or 2002. Options granted to consultants in 2004 were recorded at fair value of $0.07 million using the Black-Scholes model in accordance with EITF 96-18 and FIN No. 44.
      We also adopted a new Directors’ Stock Option Plan in 2003, under which directors who are not employees of Actel may be granted nonqualified options to purchase shares of our Common Stock. The new Directors’ Stock Option Plan replaced a 1993 plan that expired in 2003. At December 31, 2004, 500,000 shares of Common Stock were reserved for issuance under such plan, of which 425,000 were available for grant.
      We grant stock options under our plans at a price equal to the fair value of our Common Stock on the date of grant. Subject to continued service, options generally vest over a period of four years and expire ten years from the date of grant.

ACTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes our stock option activity and related information for the three years ended December 31, 2004:

	2004		2003		2002

		Weighted		Weighted		Weighted
		Average		Average		Average
	Number	Exercise	Number	Exercise	Number	Exercise
	of Shares	Price	of Shares	Price	of Shares	Price

Outstanding at January 1	8,344,940	$19.55	8,327,898	$19.26	7,508,292	$18.70
Granted	1,413,042	21.87	1,215,180	18.26	1,492,076	19.15
Exercised	(289,722)	12.76	(889,048)	14.28	(514,727)	10.57
Cancelled	(488,851)	23.16	(309,090)	21.79	(157,743)	20.02

Outstanding at December 31	8,979,409	$19.94	8,344,940	$19.55	8,327,898	$19.26

      The following table summarizes information about stock options outstanding at December 31, 2004:

	December 31, 2004

	Options Outstanding			Options Exercisable

		Weighted
		Average
		Remaining	Weighted		Weighted
		Contract	Average		Average
	Number of	Life	Exercise	Number of	Exercise
Range of Exercise Prices	Shares	(In Years)	Price	Shares	Price

$0.07 - 12.82	963,186	2.64	$11.20	906,481	$11.15
12.88 - 14.88	899,179	5.37	13.71	718,222	13.62
15.00 - 16.38	915,959	7.64	15.27	126,432	15.77
16.44 - 19.50	571,579	8.07	17.87	209,665	17.32
19.73 - 19.73	925,607	7.20	19.73	345,843	19.73
19.91 - 21.30	936,548	6.52	20.35	789,190	20.32
21.75 - 21.93	940,385	6.58	21.90	618,390	21.90
22.07 - 24.76	1,407,624	8.15	24.23	355,035	23.37
25.00 - 27.50	1,069,743	5.72	26.80	888,728	27.08
28.07 - 54.45	349,599	6.51	31.58	188,723	32.71

	8,979,409	6.44	$19.94	5,146,709	$19.52

      At December 31, 2003, 4,462,344 outstanding options were exercisable; and at December 31, 2002, 4,028,287 outstanding options were exercisable.
•     Employee Stock Purchase Plan
      We have adopted an Employee Stock Purchase Plan (ESPP), under which eligible employees may designate not more than 15% of their cash compensation to be deducted each pay period for the purchase of Common Stock (up to a maximum of $25,000 worth of Common Stock each year). At December 31, 2004, 3,519,680 shares of Common Stock were authorized for issuance under the ESPP. The ESPP is administered in consecutive, overlapping offering periods of up to 24 months each, with each offering period divided into four consecutive six-month purchase periods beginning August 1 and February 1 of each year. On the last business day of each purchase period, shares of Common Stock are purchased with employees’ payroll deductions accumulated during the prior six months at a price per share equal to 85% of the market price of the Common Stock on the first day of the applicable offering period or the last day of the purchase period, whichever is lower. There were 422,947 shares issued in 2004 under the ESPP, 361,688 shares issued in 2003,

ACTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and 269,346 shares in 2002. 439,612 shares remained available for issuance under the ESPP at December 31, 2004.

7.	Comprehensive Income (Loss)
      The components of comprehensive income (loss), net of tax, are as follows:

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Net income	$2,394	$6,228	$75
Change in gain on available-for-sale securities, net of tax of ($468) in 2004, ($131) in 2003, and $60 in 2002	(702)	(198)	91
Less reclassification adjustment for gains or losses included in net income, net of tax $1 in 2004, ($196) in 2003, and ($98) in 2002	2	(293)	(147)

Other comprehensive (loss), net of tax of ($467) in 2004, ($327) in 2003, and ($38) in 2002	(700)	(491)	(56)

Total comprehensive income	$1,694	$5,737	$19

      Accumulated other comprehensive income for 2004 and 2003 is presented on the accompanying consolidated balance sheets and consists solely of the accumulated net unrealized gain on available-for-sale securities.

8.	Tax Provision
      The tax provision (benefit) consists of:

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Federal — current	$(512)	$(8,454)	$(177)
Federal — deferred	958	9,396	(1,052)
State — current	10	10	10
State — deferred	(1,475)	(1,033)	(914)
Foreign — current	365	408	208

	$(654)	$327	$(1,925)

ACTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The tax provision (benefit) reconciles to the amount computed by multiplying income before tax by the U.S. statutory rate as follows:

	December 31,

	2004	2003	2002

	(In thousands)
Provision/(benefit) at federal statutory rate	$609	$2,294	$(648)
Change in valuation allowance	—	(445)	625
Tax exempt interest income	(62)	(122)	(455)
Federal research credits	(534)	(843)	(989)
State taxes, net of federal benefit	(774)	(664)	(588)
Meals and Entertainment	88	70	70
Other	19	37	60

Tax (benefit) provision	$(654)	$327	$(1,925)

      Significant components of our deferred tax assets and liabilities for federal and state income taxes are as follows:

	December 31,

	2004	2003

	(In thousands)
Deferred tax assets:
Depreciation	$448	$1,333
Deferred income on shipments to distributors	8,965	8,569
Intangible assets	2,268	3,444
Inventories	6,373	5,534
Net operating losses	33,030	30,750
Capitalized research and development expenses	3,737	4,823
Research and development tax credit	6,605	5,584
Other, net	2,466	3,276

	63,892	63,313
Valuation allowance	(28,915)	(27,496)

Net deferred tax assets	$34,977	$35,817

Deferred tax liabilities:
Intangible assets	$581	$1,603

      The valuation allowance increased by approximately $1.4 million in 2004 and $3.7 million in 2003. The valuation allowance in 2004 and 2003 includes a $5.5 million tax benefit and a $4.1 million tax benefit respectively, associated with stock option deductions. This amount will be credited to additional paid-in capital when the benefit is realized. Approximately $22.8 million of the valuation allowance at December 31, 2004, will be allocated to reduce goodwill or other non-current intangible assets from the acquisition of GateField when realized.
      At December 31, 2004, we had $63.3 million of gross deferred tax assets in excess of deferred tax liabilities. Based on the factors cited above, including our forecast of future taxable income and limitations under Section 382 of the Internal Revenue Code, we determined at December 31, 2004, that it is more likely than not that $34.4 million of deferred tax assets will be realized. This resulted in a valuation allowance of

ACTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$28.9 million. In order to fully utilize the $34.4 million of net deferred tax assets, taxable income in the amount of approximately $91 million must be earned in future periods. Factors that may affect our ability to achieve sufficient future taxable income include, but are not limited to, increased competition, a decline in sales or margins, delays in product availability, and technological obsolescence.
      We have a federal operating loss carryforward of approximately $91.0 million. Net operating loss carryforwards net of a valuation allowance will expire at various times beginning in 2011 and ending in 2024. We also have federal research and development credits of approximately $3.1 million, which will expire at various times beginning in 2013 and ending in 2024. In addition, we have California research and development and manufacturer’s investment credits of approximately $5.3 million that will expire beginning in 2006. Pre-tax income from foreign subsidiaries was $0.9 million in 2004 and was immaterial in prior years.

9.	Segment Disclosures
      We operate in a single operating segment: designing, developing, and marketing FPGAs. FPGA sales accounted for 96% of net revenues for 2004, 2003, and 2002. We derive non-FPGA revenues from our Protocol Design Services organization, royalties, and the licensing of software and sale of hardware that is used to design and program our FPGAs. The Protocol Design Services organization, which we acquired from GateField in the third quarter of 1998, accounted for 1% of our net revenues for 2004, 2003 and 2002.
      We market our products in the United States and in foreign countries through our sales personnel, independent sales representatives, and distributors. Our geographic sales were as follows:

	Years Ended December 31,

	2002		2003		2003

	(In thousands, except percentages)
United States	$90,109	55%	$91,652	61%	$83,276	62%
Export:
Europe	45,198	27%	37,521	25%	30,716	23%
Japan	9,787	6%	6,489	4%	8,398	6%
Other international	20,442	12%	14,248	10%	11,978	9%

	$165,536	100%	$149,910	100%	$134,368	100%

      We generate a majority of our revenues from the sale of our products through distributors. As of December 31, 2004, our principal distributor was Unique. The following table sets forth the percentage of revenues derived from each customer that accounted for 10% or more of our net revenues in any of the last three years:

	2004	2003	2002

Pioneer	—	6%	26%
Unique	33%	41%	22%
Lockheed Martin	4%	11%	3%

ACTEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Our property and equipment is located primarily in the United States. Property, plant, and equipment information is based on the physical location of the assets at the end of each of the fiscal years. Net property, plant, and equipment by geographic region was as follows:

	December 31,

	2004	2003

	(In thousands)
United States	$20,323	$17,031
Europe	410	535
Japan	191	187
Other international	1,880	2,182

	$22,804	$19,935

10.	Earnings Per Share
      The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31,

	2004	2003	2002

	(In thousands, except per share
	amounts)
Basic:
Weighted-average common shares outstanding	25,584	24,808	24,302

Net income	$2,394	$6,228	$75

Net income per share	$0.09	$0.25	$0.00

Diluted:
Weighted-average common shares outstanding	25,584	24,808	24,302
Net effect of dilutive stock options, warrants, and convertible preferred stock — based on the treasury stock method	837	1,492	950

Shares used in computing net income per share	26,421	26,300	25,252

Net income	$2,394	$6,228	$75

Net income per share	$0.09	$0.24	$0.00

      For 2004, options outstanding under our stock option plans to purchase approximately 5,783,000 shares of our Common Stock were excluded from the calculation to derive diluted income per share because their inclusion would have had an anti-dilutive effect.
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

REPORTS OF ERNST & YOUNG LLP,
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders, Actel Corporation
      We have audited the accompanying consolidated balance sheets of Actel Corporation as of January 2, 2005 and January 4, 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended January 2, 2005. Our audits also included the financial statement schedule listed on Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Actel Corporation at January 2, 2005 and January 4, 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 2, 2005, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Actel Corporation’s internal control over financial reporting as of January 2, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2005 expressed an unqualified opinion thereon.
San Jose, California
March 9, 2005

The Board of Directors and Shareholders, Actel Corporation
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Actel Corporation maintained effective internal control over financial reporting as of January 2, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Actel Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Actel Corporation maintained effective internal control over financial reporting as of January 2, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Actel Corporation maintained, in all material respects, effective internal control over financial reporting as of January 2, 2005, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Actel Corporation as of January 2, 2005 and January 4, 2004 and the related statements of income, stockholders’ equity and cash flows for each of the three years in the period ended January 2, 2005 and our report dated March 9, 2005, expressed an unqualified opinion thereon.
San Jose, California
March 9, 2005

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
      Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that information we are required to disclose in this Annual Report on Form 10-K was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K.
Management’s Report on Internal Control over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurances with respect to financial statement preparation. In addition, because of changes in conditions, the effectiveness of internal controls may vary over time.
      Management assessed the effectiveness of our internal control over financial reporting as of January 2, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment using those criteria, management concluded that, as of January 2, 2005, our internal control over financial reporting is effective.
      Our independent registered public accountants audited the financial statements included in this Annual Report on Form 10-K and have issued an audit report on management’s assessment of our internal control over financial reporting. This report appears on pages 79 and 80 of this Annual Report on Form 10-K.
ITEM 9B.     OTHER INFORMATION
      None.
PART III
      Except for the information is incorporated by reference from our Proxy Statement to be filed in connection with our 2005 Annual Meeting of Shareholders scheduled to be held on June 3, 2005, in Part III of this Annual Report on Form 10-K, the Proxy Statement shall not be deemed to be filed as part of this Report. Without limiting the foregoing, the information under the captions “Compensation Committee Report,” “Audit Committee Report,” and “Company Stock Performance” in the Proxy Statement are not incorporated by reference in this Annual Report on Form 10-K.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      The information about directors required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2005 Annual Meeting of Shareholders. Information about executive officers that is required for this Item can be found in Item 4A of this report.

Code of Ethics
      We have adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer, and Controller. This Code of Ethics is posted on our website at http://www.actel.com. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding any amendment to, or waiver from, a provision of this Code of Conduct by posting such information on our website at http://www.actel.com on the investors’ relations page.

ITEM 11.	EXECUTIVE COMPENSATION
      The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2005 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
      The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2005 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2005 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
      The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2005 Annual Meeting of Shareholders.
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
      (a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements. The following consolidated financial statements of Actel Corporation are filed in Item 8 of this Annual Report on Form 10-K:

Consolidated balance sheets at December 31, 2004 and 2003

Consolidated statements of operations for each of the three years in the period ended December 31, 2004

Consolidated statements of shareholders’ equity and other comprehensive income/(loss) for each of the three years in the period ended December 31, 2004

Consolidated statements of cash flows for each of the three years in the period ended December 31, 2004

Notes to consolidated financial statements

(2) Financial Statement Schedule. The financial statement schedule listed under 15(c) hereof is filed with this Annual Report on Form 10-K.

(3) Exhibits. The exhibits listed under Item 15(b) hereof are filed with, or incorporated by reference into, this Annual Report on Form 10-K.

      (b) Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-K:

Exhibit
Number		Description

3.1		Restated Articles of Incorporation, as amended (filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended January 5, 2003).
3.2		Restated Bylaws (filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended January 5, 2003).
3.3		Certificate of Amendment to Certificate of Determination of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Actel Corporation (filed as Exhibit 3.3 to the Registrant’s Registration Statement on Form 8-A (File No. 000-2197), filed on October 24, 2003).
4.1		Preferred Stock Rights Agreement, dated as of October 17, 2003, between the Registrant and Wells Fargo Bank, MN N.A., including the Certificate of Amendment of Certificate to Determination, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A (File No. 000-2197), filed on October 24, 2003).
10	.1(1)	Form of Indemnification Agreement for directors and officers (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 33-64704), declared effective on August 2, 1993).
10	.2(1)	1986 Incentive Stock Option Plan, as amended and restated (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-21970) for the fiscal quarter ended July 7, 2002).
10	.3(1)	2003 Director Stock Option Plan (filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (File No. 333-112215), declared effective on January 26, 2004).
10	.4(1)	Amended and Restated 1993 Employee Stock Purchase Plan (filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended January 5, 2003).
10.5		1995 Employee and Consultant Stock Plan, as amended and restated (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-21970) for the fiscal quarter ended July 7, 2002).
10	.6(1)	Employee Retention Plan, as amended and restated (filed as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended January 6, 2002).
10	.7(1)	Deferred Compensation Plan, as amended and restated (filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended December 31, 2000).
10.8		Form of Distribution Agreement (filed as Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 33-64704), declared effective on August 2, 1993).
10.9		Patent Cross License Agreement dated April 22, 1993 between the Registrant and Xilinx, Inc. (filed as Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 33-64704), declared effective on August 2, 1993).
10.10		Manufacturing Agreement dated February 3, 1994 between the Registrant and Chartered Semiconductor Manufacturing Pte Ltd (filed as Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended January 2, 1994).
10.11		Foundry Agreement dated as of June 29, 1995, between the Registrant and Matsushita Electric Industrial Co., Ltd and Matsushita Electronics Corporation (filed as Exhibit 10.25 to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-21970) for the fiscal quarter ended July 2, 1995).
10.12		License Agreement dated as of March 6, 1995, between the Registrant and BTR, Inc. (filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended December 29, 1996).
10.13		Patent Cross License Agreement dated August 25, 1998, between the Registrant and QuickLogic Corporation. (filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended January 3, 1999).

Exhibit
Number	Description

10.14	Development Agreement by and between the Registrant and Infineon Technologies AG effective as of June 6, 2002 (filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended January 5, 2003).
10.15	Supply Agreement by and between the Registrant and Infineon Technologies AG effective as of June 6, 2002 (filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended January 5, 2003).
10.16	Office Lease Agreement for the Registrant’s facilities in Mountain View, California, dated February 27, 2003 (filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended January 5, 2003).
14	Code of Ethics for Principal Executive and Senior Financial Officers (filed as Exhibit 14 to the Registrant’s Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended January 4, 2004).
21	Subsidiaries of Registrant.
23	Consent of Ernst & Young LLP, Independent Auditors.
24	Power of Attorney.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32	Section 1350 Certifications.

(1)	This Exhibit is a management contract or compensatory plan or arrangement.
      (c) Financial Statement Schedule. The following financial statement schedule of Actel Corporation is filed as part of this Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements of Actel Corporation, including the notes thereto, and the Report of Independent Auditors with respect thereto:

Schedule	Description	Page

II	Valuation and qualifying accounts	86
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

ACTEL CORPORATION

By:	/s/ John C. East

John C. East
President and Chief Executive Officer
Date: March 11, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John C. East (John C. East)	President and Chief Executive Officer (Principal Executive Officer) and Director	March 11, 2005

/s/ Jon A. Anderson (Jon A. Anderson)	Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2005

/s/ James R. Fiebiger (James R. Fiebiger)	Director	March 11, 2005

/s/ Jacob S. Jacobsson (Jacob S. Jacobsson)	Director	March 11, 2005

/s/ J. Daniel McCranie (J. Daniel McCranie)	Director	March 11, 2005

/s/ Henry L. Perret (Henry L. Perret)	Director	March 11, 2005

/s/ Robert G. Spencer (Robert G. Spencer)	Director	March 11, 2005

SCHEDULE II
ACTEL CORPORATION

Valuation and Qualifying Accounts

	Balance at			Balance at
	Beginning			End of
	of Period	Provisions	Write-Offs	Period

	(In thousands)
Allowance for doubtful accounts:
Year ended December 31, 2002	$1,328	$86	$336	$1,078
Year ended December 31, 2003	1,078	355	355	1,078
Year ended December 31, 2004	1,078	28	227	879

EXHIBIT INDEX

Exhibit
Number		Description

3.1		Restated Articles of Incorporation, as amended (filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended January 5, 2003).
3.2		Restated Bylaws (filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended January 5, 2003).
3.3		Certificate of Amendment to Certificate of Determination of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Actel Corporation (filed as Exhibit 3.3 to the Registrant’s Registration Statement on Form 8-A (File No. 000-2197), filed on October 24, 2003).
4.1		Preferred Stock Rights Agreement, dated as of October 17, 2003, between the Registrant and Wells Fargo Bank, MN N.A., including the Certificate of Amendment of Certificate to Determination, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A (File No. 000-2197), filed on October 24, 2003).
10	.1(1)	Form of Indemnification Agreement for directors and officers (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 33-64704), declared effective on August 2, 1993).
10	.2(1)	1986 Incentive Stock Option Plan, as amended and restated (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-21970) for the fiscal quarter ended July 7, 2002).
10	.3(1)	2003 Director Stock Option Plan (filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (File No. 333-112215), declared effective on January 26, 2004).
10	.4(1)	Amended and Restated 1993 Employee Stock Purchase Plan (filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended January 5, 2003).
10.5		1995 Employee and Consultant Stock Plan, as amended and restated (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-21970) for the fiscal quarter ended July 7, 2002).
10	.6(1)	Employee Retention Plan, as amended and restated (filed as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended January 6, 2002).
10	.7(1)	Deferred Compensation Plan, as amended and restated (filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended December 31, 2000).
10.8		Form of Distribution Agreement (filed as Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 33-64704), declared effective on August 2, 1993).
10.9		Patent Cross License Agreement dated April 22, 1993 between the Registrant and Xilinx, Inc. (filed as Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 33-64704), declared effective on August 2, 1993).
10.10		Manufacturing Agreement dated February 3, 1994 between the Registrant and Chartered Semiconductor Manufacturing Pte Ltd (filed as Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended January 2, 1994).
10.11		Foundry Agreement dated as of June 29, 1995, between the Registrant and Matsushita Electric Industrial Co., Ltd and Matsushita Electronics Corporation (filed as Exhibit 10.25 to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-21970) for the fiscal quarter ended July 2, 1995).
10.12		License Agreement dated as of March 6, 1995, between the Registrant and BTR, Inc. (filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended December 29, 1996).
10.13		Patent Cross License Agreement dated August 25, 1998, between the Registrant and QuickLogic Corporation. (filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended January 3, 1999).
10.14		Development Agreement by and between the Registrant and Infineon Technologies AG effective as of June 6, 2002 (filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended January 5, 2003).

Exhibit
Number	Description

10.15	Supply Agreement by and between the Registrant and Infineon Technologies AG effective as of June 6, 2002 (filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended January 5, 2003).
10.16	Office Lease Agreement for the Registrant’s facilities in Mountain View, California, dated February 27, 2003 (filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended January 5, 2003).
14	Code of Ethics for Principal Executive and Senior Financial Officers (filed as Exhibit 14 to the Registrant’s Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended January 4, 2004).
21	Subsidiaries of Registrant.
23	Consent of Ernst & Young LLP, Independent Auditors.
24	Power of Attorney.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32	Section 1350 Certifications.

(1)	This Exhibit is a management contract or compensatory plan or arrangement.