Form 10-Q
period 2005-04-03
ACTEL CORP
filed 2005-05-12
CIK 907687

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                     --------------------------------------

                                    FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2005

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

     Number of shares of Common Stock outstanding as of May 10, 2005: 25,174,062

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

                                ACTEL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (unaudited, in thousands, except per share amounts)


                                                                                        Three Months Ended
                                                                             --------------------------------------
                                                                               Apr. 3,       Apr. 4,       Jan. 2,
                                                                                2005          2004          2005
                                                                             ----------    ----------    ----------
Net revenues............................................................     $   43,984    $   42,153    $   40,256
Costs and expenses:
   Cost of revenues.....................................................         17,916        16,497        20,864
   Research and development.............................................         11,617        10,663        11,160
   Selling, general, and
      administrative....................................................         13,078        11,811        12,969
   Amortization of acquisition-related
      intangibles.......................................................            558           663           663
                                                                             ----------    ----------    ----------
         Total costs and expenses.......................................         43,169        39,634        45,656
                                                                             ----------    ----------    ----------
Income (loss) from operations...........................................            815         2,519        (5,400)
Interest income and other, net..........................................            780           656           782
Income (loss) before tax (benefit) provision............................          1,595         3,175        (4,618)
                                                                             ----------    ----------    ----------
Tax provision (benefit).................................................            158           635        (1,451)
                                                                             ----------    ----------    ----------
Net income (loss).......................................................     $    1,437    $    2,540    $   (3,167)
                                                                             ==========    ==========    ==========
Net income (loss) per share:
   Basic................................................................     $     0.06    $     0.10    $    (0.12)
                                                                             ==========    ==========    ==========
   Diluted..............................................................     $     0.06    $     0.09    $    (0.12)
                                                                             ==========    ==========    ==========
Shares used in computing net income per share:
   Basic................................................................         25,111        25,620        25,368
                                                                             ==========    ==========    ==========
   Diluted..............................................................         25,652        27,324        25,368
                                                                             ==========    ==========    ==========







       See Notes to Unaudited Condensed Consolidated Financial Statements

                                ACTEL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                              Apr. 3,       Jan. 2,
                                                                                             2005 (1)      2005 (2)
                                                                                           ------------  ------------
                                     ASSETS
Current assets:
   Cash and cash equivalents...........................................................    $      7,449  $      6,405
   Short-term investments..............................................................         138,877       148,297
   Accounts receivable, net............................................................          22,060        17,686
   Inventories, net....................................................................          44,844        41,218
   Deferred income taxes...............................................................          22,124        22,230
   Prepaid expenses and other current assets...........................................           5,235         4,831
                                                                                           ------------  ------------
Total current assets...................................................................         240,589       240,667
Property and equipment, net............................................................          22,575        22,804
Goodwill...............................................................................          32,142        32,142
Other assets, net......................................................................          18,595        19,677
                                                                                           ------------  ------------
                                                                                           $    313,901  $    315,290
                                                                                           ============  ============
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable....................................................................    $     11,120  $     11,397
   Accrued salaries and employee benefits..............................................           4,797         6,776
   Other accrued liabilities...........................................................           3,668         4,364
   Deferred income on shipments to distributors........................................          29,244        23,658
                                                                                           ------------  ------------
Total current liabilities..............................................................          48,829        46,195
Deferred compensation plan liability...................................................           3,238         3,258
Deferred rent liability................................................................           1,097         1,044
                                                                                           ------------  ------------
Total liabilities......................................................................          53,164        50,497
                                                                                           ------------  ------------
Commitments and contingencies..........................................................
Shareholders' equity:
    Common stock.......................................................................              25            25
   Additional paid-in capital..........................................................         188,605       188,631
   Retained earnings ..................................................................          72,920        76,577
   Accumulated other comprehensive (loss) .............................................            (813)         (440)
                                                                                           ------------  ------------
Total shareholders' equity.............................................................         260,737       264,793
                                                                                           ------------  ------------
                                                                                           $    313,901  $    315,290
                                                                                           ============  ============

----------------------------------------

(1)  Unaudited.

(2) Derived from the consolidated audited financial statements included in our report on Form 10-K for the fiscal year ended January 2, 2005 (2004 Form 10-K).





       See Notes to Unaudited Condensed Consolidated Financial Statements

                                ACTEL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)


                                                                                               Three Months Ended
                                                                                           --------------------------
                                                                                              Apr. 3,       Apr. 4,
                                                                                               2005          2004
                                                                                           ------------  ------------
Operating activities:
    Net income.........................................................................    $      1,437  $      2,540
    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization...................................................           2,741         2,508
       Stock compensation cost recognized..............................................              --            33
       Changes in operating assets and liabilities:
          Accounts receivable..........................................................          (4,374)       (3,338)
          Inventories..................................................................          (3,626)        1,493
          Deferred income taxes........................................................             219            92
          Prepaid expenses and other current assets....................................            (404)       (1,046)
          Accounts payable, accrued salaries and employee benefits, and other accrued
              liabilities..............................................................          (2,899)       (4,871)
          Deferred income on shipments to distributors.................................           5,586         4,092
                                                                                           ------------  ------------
    Net cash (used in) provided by operating activities................................          (1,320)        1,503
Investing activities:
    Purchases of property and equipment................................................          (1,954)       (2,879)
    Purchases of available-for-sale securities.........................................         (13,389)      (44,052)
    Sales and maturities of available for sale securities..............................          22,188        45,245
    Changes in other long term assets..................................................             639           181
                                                                                           ------------  ------------
    Net cash provided by (used in) investing activities................................           7,484        (1,505)
Financing activities:
    Repurchase of Common Stock.........................................................          (9,796)           --
    Issuance of Common Stock under employee stock plans................................           4,676         3,944
                                                                                           ------------  ------------
    Net cash (used in) provided by financing activities................................          (5,120)        3,944
                                                                                           ------------  ------------

Net increase in cash and cash equivalents..............................................           1,044         3,942
Cash and cash equivalents, beginning of period.........................................           6,405        13,648
                                                                                           ------------  ------------
Cash and cash equivalents, end of period...............................................    $      7,449  $     17,590
                                                                                           ============  ============
Supplemental disclosures of cash flow information:
Cash paid during the period for taxes, net.............................................    $         74  $         65





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

     Actel Corporation and its consolidated subsidiaries are referred to as "we," "us," or "our." Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our unaudited condensed consolidated financial statements.

     These unaudited condensed consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in our 2004 Form 10-K. The results of operations for the three months ended April 3, 2005, are not necessarily indicative of results that may be expected for the entire fiscal year, which ends January 1, 2006.

     Income Taxes

     Our tax provision is based on an estimated annual tax rate in compliance with SFAS No. 109 "Accounting for Income Taxes." Significant components affecting the tax rate include R&D credits, income from tax-exempt securities, the composite state tax rate and recognition of certain deferred tax assets subject to valuation allowances.

     Impact of Recently Issued Accounting Standards

     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004),
"Share-Based Payment" (SFAS No. 123(R)), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) requires all share-based payments to employees including grants of employee stock options, to be recognized in the financial statements based on their fair value. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. On April 14, 2005, the SEC issued a press release announcing that it would require registrants that are not small business issuers to adopt SFAS No. 123(R)'s fair value method of accounting for share-based payments to employees no later than the beginning of the first fiscal year beginning after July 15, 2005. Actel is required to adopt SFAS No. 123(R) in the first quarter of fiscal 2006. We are evaluating the requirements of SFAS No. 123(R) and expect the adoption of SFAS No. 123(R) will have a material effect on Actel's consolidated results of operations and earnings per share. We have not yet determined the method of adoption or whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

2.   Stock Based Compensation

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123." SFAS No. 148 provided alternative methods of transition for companies making a voluntary change to fair value-based accounting for stock-based employee compensation. We continue to account for our stock option plans under the intrinsic value recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to
Employees," and related FASB Interpretations (FINs). Effective for interim periods beginning after December 15, 2002, SFAS No. 148 also requires disclosure of pro-forma results on a quarterly basis as if the company had applied the fair value recognition provisions of SFAS No. 123.

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

                                                                                        Three Months Ended
                                                                             --------------------------------------
                                                                               Apr. 3,       Apr. 4,      Jan. 2,
                                                                                2005          2004         2005
                                                                             ----------    ----------    ----------
                                                                              (unaudited, in thousands except per
                                                                                          share amounts)

Net income applicable to common shareholders, as reported...............     $    1,437    $    2,540    $   (3,167)
Add back:
Stock-based employee compensation included in reported net income (loss)              0            33            74
Less:
Total stock-based employee compensation expense determined under the fair
   value method for all awards, net of tax..............................         (3,468)       (2,547)       (3,804)
                                                                             ----------    ----------    ----------
Pro forma net income (loss) applicable to common shareholders...........     $   (2,031)   $       26    $   (6,897)
                                                                             ==========    ==========    ==========

Earnings (loss) per share as reported:
Basic...................................................................     $     0.06    $     0.10    $    (0.12)
                                                                             ==========    ==========    ==========
Diluted.................................................................     $     0.06    $     0.09    $    (0.12)
                                                                             ==========    ==========    ==========

Pro forma earnings (loss) per share:
Basic...................................................................     $    (0.08)   $     0.00    $    (0.27)
                                                                             ==========    ==========    ==========
Diluted.................................................................     $    (0.08)  $      0.00    $    (0.27)
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

                                ACTEL CORPORATION

3.   Goodwill and Other Acquisition-Related Intangibles

     We account for goodwill and other intangible assets under SFAS No. 142, "Goodwill and Other Intangible Assets." Under this standard, goodwill is tested for impairment annually or more frequently if certain events or changes in circumstances indicate that the carrying value may not be recoverable. We completed our annual goodwill impairments tests as of January 2, 2005, and noted no impairment. Our next annual impairment test will be performed in the fourth quarter of 2005. No indicators of impairment were present during the three months ended April 3, 2005.

     In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we recognize impairment losses on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the net book value of those assets. The impairment loss, if any, is measured by comparing the fair value of the asset to its carrying value. Fair value is based on discounted cash flows using present value techniques identified in SFAS No. 144. No indicators of impairment were present during the three months ended April 3, 2005.

     We made no acquisitions of intangible assets during the first quarter of 2005. Identified intangible assets as of April 3, 2005, consisted of the following:

                                                                               Gross       Accumulated
                                                                               Assets     Amortization       Net
                                                                             ----------    ----------    ----------
                                                                                    (unaudited, in thousands)

Acquisition-related developed technology................................     $   11,454    $  (10,301)   $    1,153
Other acquisition-related intangibles...................................          2,600        (2,425)          175
Acquired patents........................................................            516          (479)           37
                                                                             ----------    ----------    ----------
         Total identified intangible assets.............................     $   14,570    $  (13,205)   $    1,365
                                                                             ==========    ==========    ==========

Identified intangible assets as of January 2, 2005, consisted of the following:

                                                                               Gross       Accumulated
                                                                               Assets     Amortization       Net
                                                                             ----------    ----------    ----------
                                                                                    (unaudited, in thousands)

Acquisition-related developed technology................................     $   11,454    $   (9,833)   $    1,621
Other acquisition-related intangibles...................................          2,600        (2,343)          257
Acquired patents........................................................            516          (471)           45
                                                                             ----------    ----------    ----------
         Total identified intangible assets.............................     $   14,570       (12,647)   $    1,923
                                                                             ==========    ==========    ==========

                                ACTEL CORPORATION

     All of our identified intangible assets are subject to amortization. Amortization of identified intangibles included the following:

                                                                                        Three Months Ended
                                                                             --------------------------------------
                                                                               Apr. 3,       Apr. 4,       Jan. 2,
                                                                                2005          2004          2005
                                                                             ----------    ----------    ----------
                                                                                    (unaudited, in thousands)

Acquisition-related developed technology................................     $      468    $      573    $      573
Other acquisition-related intangibles...................................             83            83            83
Acquired patents........................................................              7             7             7
                                                                             ----------    ----------    ----------
         Total amortization expense.....................................     $      558    $      663    $      663
                                                                             ==========    ==========    ==========

Based on the carrying value of identified intangible assets recorded at April 3, 2005, and assuming no subsequent impairment of the underlying assets or acquisition of other identified intangible assets, the annual amortization expense is expected to be $1.9 million for 2005, $.02 million for 2006, and none thereafter.


4.   Inventories

     Inventories consist of the following:

                                                                                              Apr. 3,       Jan. 2,
                                                                                               2005          2005
                                                                                           ------------  ------------
                                                                                            (unaudited, in thousands)

Inventories, net:
   Purchased parts and raw materials...................................................    $      9,837  $      8,636
   Work-in-process.....................................................................          27,026        27,358
   Finished goods......................................................................           7,981         5,224
                                                                                           ------------  ------------
                                                                                           $     44,844  $     41,218
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

                                ACTEL CORPORATION

     We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future demand and market conditions. To address this difficult, subjective, and complex area of judgment, we apply a methodology that includes assumptions and estimates to arrive at the net realizable value. First, we identify any inventory that was written down in prior periods. This inventory remains written down until sold, destroyed, or otherwise dispositioned. Second, we examine inventory line items that may have some form of non-conformance with electrical and mechanical standards. Third, we assess the inventory not otherwise identified to be written down against product history and forecasted demand (typically for the next six months). Finally, we analyze the result of this methodology in light of the product life cycle, design win activity, and competitive situation in the marketplace to derive an outlook for consumption of the inventory and the appropriateness of the resulting inventory levels. If actual future demand or market conditions are less favorable than those we have projected, additional inventory write downs may be required.

     "Last time buy" inventory purchases are excluded from our standard excess and obsolescence write down policy and are instead subject to a discrete write down policy. Last time buys occur when a wafer supplier is about to shut down the manufacturing line used to make a product and current inventories are insufficient to meet foreseeable future demand. We made last time buys of certain products from our wafer suppliers during 2003 and the first quarter of 2005. Since this inventory was not acquired to meet current demand, we do not believe the application of our standard inventory write down policy would be appropriate. Inventory purchased in last time buy transactions is evaluated on an ongoing basis for indications of excess or obsolescence based on rates of actual sell through; expected future demand for those products over a longer time horizon; and any other qualitative factors that may indicate the existence of excess or obsolete inventory. In the event that actual sell through does not meet expectations or estimations of expected future demand decrease, inventory write downs of last time buy inventory may be required. Evaluations of last time buy inventory during the first three months of 2005 did not result in any write downs of this material. Inventory at the end of the first quarter of 2005 included $6.4 million of material purchased in last time buys.

                                ACTEL CORPORATION

5.   Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                                        Three Months Ended
                                                                             --------------------------------------
                                                                               Apr. 3,       Apr. 4,       Jan. 2,
                                                                                2005          2004          2005
                                                                             ----------    ----------    ----------
                                                                              (unaudited, in thousands except per
                                                                                         share amounts)
Basic:
   Weighted-average common shares outstanding...........................         25,111        25,620        25,368
                                                                             ==========    ==========    ==========
   Net income (loss)....................................................     $    1,437    $    2,540    $   (3,167)
                                                                             ==========    ==========    ==========
   Net income (loss) per share..........................................     $     0.06    $     0.10    $    (0.12)
                                                                             ==========    ==========    ==========

Diluted:
   Weighted-average common shares outstanding...........................         25,111        25,620        25,368
                                                                             ==========    ==========    ==========
   Net effect of dilutive employee stock options - based on the treasury
     stock method.......................................................            541         1,704             0
                                                                             ----------    ----------    ----------
   Shares used in computing net income per share........................         25,652        27,324        25,368
                                                                             ==========    ==========    ==========
   Net income (loss)....................................................     $    1,437    $    2,540    $   (3,167)
                                                                             ==========    ==========    ==========
   Net income (loss) per share..........................................     $     0.06    $     0.09    $    (0.12)
                                                                             ==========    ==========    ==========

For the three months ended April 3, 2005, and April 4, 2004, options outstanding under our stock option plans to purchase approximately 6,184,000 and 1,814,000 shares, respectively, of our Common Stock were excluded from the treasury stock method used to determine the net effect of dilutive employee stock options because their inclusion would have had an anti-dilutive effect on net income per share.

6.   Comprehensive Income (Loss)

     The components of comprehensive income (loss), net of tax, are as follows:

                                                                                       Three Months Ended
                                                                             --------------------------------------
                                                                               Apr. 3,       Apr. 4,       Jan. 2,
                                                                                2005          2004          2005
                                                                             ----------    ----------    ----------
                                                                                    (unaudited, in thousands)

Net income (loss).......................................................     $    1,437    $    2,540    $   (3,167)
Change in (loss) gain on available-for-sale securities, net of tax amounts
   of ($254), $39, and ($182), respectively.............................           (381)           59          (273)
Less reclassification adjustment for gains (losses) included in net
   income, net of tax amounts of $6, ($9), and $9, respectively.........              8           (14)           14
                                                                             ----------    ----------    ----------
Other comprehensive (loss) income, net of tax amounts of ($248), $30, and
   ($173), respectively.................................................           (373)           45          (259)
                                                                             ----------    ----------    ----------
Total comprehensive income (loss).......................................     $    1,064         2,585        (3,426)
                                                                             ==========    ==========    ==========

Accumulated  other  comprehensive   income  is  presented  on  the  accompanying
condensed consolidated balance sheets and consists of the accumulated net unrealized gain (loss) on available-for-sale securities.

                                ACTEL CORPORATION

7.   Legal Matters and Loss Contingencies

     From time to time we are notified of claims, including claims that we may be infringing patents owned by others, or otherwise become aware of conditions, situations, or circumstances involving uncertainty as to the existence of a liability or the amount of a loss. When probable and reasonably estimable, we make provisions for estimated liabilities. As we sometimes have in the past, we may settle disputes and/or obtain licenses under patents that we are alleged to infringe. We can offer no assurance that any pending or threatened claim or other loss contingency will be resolved or that the resolution of any such claim or contingency will not have a materially adverse effect on our business, financial condition, or results of operations. In addition, our evaluation of the impact of these claims and contingencies could change based upon new information. Subject to the foregoing, we do not believe that the resolution of any pending or threatened legal claim or loss contingency is likely to have a materially adverse effect on our business, financial condition, or results of operations.

8.   Shareholder's Equity

     Our Board of Directors authorized a stock repurchase program, whereby shares of our Common Stock may be purchased from time to time in the open market at the discretion of management. In the three months ended April 3, 2005 we repurchased 627,500 shares for $9.8 million. During the year ended December 31, 2004, we repurchased 661,697 shares for $9.6 million. As of April 3, 2005, we have remaining authorization to repurchase up to 1,610,803 shares.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     In this Quarterly Report on Form 10-Q, Actel Corporation and its consolidated subsidiaries are referred to as "we," "us," "our," or "Actel." You should read the information in this Quarterly Report with the Risk Factors at the end of Part I. Unless otherwise indicated, the information in this Quarterly Report is given as of May 13, 2005 and we undertake no obligation to update any of the information, including forward-looking statements. All forward-looking statements are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements containing words such as "anticipates," "believes," "estimates," "expects," intends," "plans," "seeks," and variations of such words and similar expressions are intended to identify the forward-looking statements. Our actual results may differ materially from those projected in the forward-looking statements for many reasons, including those set forth in the Risk Factors.

Overview

     The purpose of this overview is to provide context for the discussion and analysis of our financial statements that follows by briefly summarizing the most important known trends and uncertainties, as well as the key performance indicators, on which our executives were focused during the first quarter of 2005.

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

     Technology and Markets

     Our Flash and antifuse technologies are non-volatile, so they retain their circuit configuration even in the absence of power. In contrast to the SRAM technology used by our larger competitors, our FPGAs don't need a separate boot device, are "live" at power-up, generally require less power, and offer practically unbreakable design security. We believe that our long-term future lies with Flash technology, which permits us to make FPGAs that are both non-volatile and reprogrammable. We also believe that the best fit for our Flash technology is the low end of the FPGA market, which we anticipate will grow the most. During the first quarter of 2005, we announced the ProASIC3 and ProASIC3E families, our third generation of Flash-based programmable logic solutions, which are targeted specifically at the value-based FGPA market.

     We were the first company to sell Flash-based FPGAs. However, Altera Corporation and Lattice Corporation announced the development of programmable logic devices (PLDs) manufactured on embedded Flash processes during 2004 and January of 2005, respectively. While these announcements confirm the advantages of Flash technology, we don't believe that the announced products will generally compete directly with us in our target market. We believe that the Altera product will compete primarily in the lower-price complex PLD (CPLD) market, and that the Lattice product will compete primarily in higher-density FPGA markets. In addition, the Altera and Lattice PLDs still employ SRAM-based architectures, with the embedded Flash memory blocks controlling only the initial configuration of the devices during power-up, so they cannot offer the full advantages of Flash technology already provided by our FPGAs.

     Although we don't foresee much direct competition in our target market with the embedded Flash products announced by Altera and Lattice, all of our larger competitors (which include Xilinx Corporation as well as Altera and Lattice) announced products during 2004 and 2005 aimed directly at the low end of the FPGA market. The increased attention being paid by our competitors to the "value-based" FPGA market, which we had expected, again confirms the validity of the assumptions underlying our strategy. But more important than a strategy with accurate assumptions is a strategy that succeeds. We have in the past been a late entrant to markets in which we were technologically disadvantaged. With respect to the value-based market and Flash PLDs, we believe that we are an early entrant with technical advantages.

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

     Our bookings (measured as end-customer orders placed on us and our distributors) were lower during the first quarter of 2005 than during the fourth quarter of 2004. Our backlog was also lower at the end of the first quarter of 2005 than it was at the end of the fourth quarter of 2004, but still higher than at the end of any other quarter since the first quarter of 2001. Our margins were higher in the first quarter of 2005 than the preceding quarter, primarily due to charges of $3.2 million taken in the fourth quarter of 2004 for expenses associated with the testing of the RTSX-S space quality FPGAs and the write down of RTSX-S inventory from the original manufacturer. Our design wins were somewhat higher in the first quarter of 2005 than the preceding quarter, and about triple the level they were in the first quarter of 2001. We believe that design wins for ProASIC Plus, our second generation Flash family, may have reached a plateau, and anticipate that future momentum in design wins will come from our new ProASIC3/E families. Our product development progress was generally positive during the first quarter of 2005, particularly on a new class of product that we anticipate introducing during the second half of 2005.

Critical Accounting Policies and Estimates

     Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosure of contingent assets and liabilities. The U.S. Securities and Exchange Commission (SEC) has defined the most critical accounting policies as those that are most important to the portrayal of our financial condition and results and also require us to make the most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical policies include inventories, goodwill, income taxes, legal matters and loss contingencies, and revenue recognition. These policies, as well as the estimates and judgments involved, are discussed below. No significant changes to critical accounting policies or to the related estimates and judgments involved in applying these policies were made during the three months ended April 3, 2005. We also have other key accounting policies that either do not generally require us to make estimates and judgments that are as difficult or as subjective or they are less likely to have a material impact on our reported results of operations for a given period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates. In addition, if these estimates or their related assumptions change in the future, it could result in material changes in the income statement.

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

     We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future demand and market conditions. To address this difficult, subjective, and complex area of judgment, we apply a methodology that includes assumptions and estimates to arrive at the net realizable value. First, we identify any inventory that was written down in prior periods. This inventory remains written down until sold, destroyed or otherwise dispositioned. Second, we examine inventory line items that may have some form of non-conformance with electrical and mechanical standards. Third, we assess the inventory not otherwise identified to be written down against product history and forecasted demand (typically for the next six months). Finally, we analyze the result of this methodology in light of the product life cycle, design win activity, and competitive situation in the marketplace to derive an outlook for consumption of the inventory and the appropriateness of the resulting inventory levels. If actual future demand or market conditions are less favorable than those we have projected, additional inventory write-downs may be required.

     "Last time buy" inventory purchases are excluded from our standard excess and obsolescence write down policy and are instead subject to a discrete write down policy. Last time buys occur when a wafer supplier is about to shut down the manufacturing line used to make a product and current inventories are insufficient to meet foreseeable future demand. We made last time buys of certain products from our wafer suppliers during 2003 and the first quarter of 2005. Since this inventory was not acquired to meet current demand, we do not believe the application of our standard inventory write down policy would be appropriate. Inventory purchased in last time buy transactions is evaluated on an ongoing basis for indications of excess or obsolescence based on rates of actual sell through; expected future demand for those products over a longer time horizon; and any other qualitative factors that may indicate the existence of excess or obsolete inventory. In the event that actual sell through does not meet expectations or estimations of expected future demand decrease, inventory write downs of last time buy inventory may be required. Evaluations of last time buy inventory during the first three months of 2005 did not result in any write downs of this material. Inventory at the end of the first quarter of 2005 included $6.4 million of material purchased in last time buys.

     Goodwill

     In past years we made business acquisitions that resulted in the recording of a significant amount of goodwill. At the beginning of 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition. In accordance with SFAS No. 142, we ceased to amortize goodwill and instead test for impairment annually or more frequently if certain events or changes in circumstances indicate that the carrying value may not be recoverable. We completed our annual goodwill impairment tests during the fourth quarter of 2004 and noted no impairment. The initial test of goodwill impairment requires us to compare our fair value with our book value, including goodwill. We are a single reporting unit as defined by SFAS 142 and use the entity wide approach to compare fair value to book value. Based on our total market capitalization, which we believe represents the best indicator of our fair value, we determined that our fair value was in excess of our book value. Since we found no indication of impairment, we did not proceed with the next step of the annual impairment analysis. Our next annual impairment test will be performed at the end of the fourth quarter of 2005. No indicators of impairment were present during the three months ended April 3, 2005.

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

     Legal Matters and Loss Contingencies

     From time to time we are notified of claims, including claims that we may be infringing patents owned by others, or otherwise become aware of conditions, situations, or circumstances involving uncertainty as to the existence of liability or the amount of the loss. When probable and reasonably estimable, we make provision for estimated liabilities. As we sometimes have in the past, we may settle disputes and/or obtain licenses under patents that we are alleged to infringe. We can offer no assurance that any pending or threatened claim or other loss contingency will be resolved or that the resolution of any such claim or contingency will not have a materially adverse effect on our business, financial condition, or results of operations. In addition, our evaluation of the impact of these claims and contingencies could change based upon new information. Subject to the foregoing, we do not believe that the resolution of any pending or threatened legal claim or loss contingency is likely to have a materially adverse effect on our business, financial condition, or results of operations.

     Revenues

     We sell our products to OEMs and to distributors who resell our products to OEMs or their contract manufacturers. We recognize revenue on products sold to OEMs upon shipment. Because sales to distributors are generally made under agreements allowing for price adjustments, credits and right of return under certain circumstances, we generally defer recognition of revenue on products sold to distributors until the products are resold. Deferred revenue and the corresponding deferred cost of sales are recorded in the caption deferred income on shipments to distributors in the liability section of the consolidated balance sheet. Revenue recognition depends on notification from the distributor that product has been resold. This reported information includes product resale price, quantity, and end customer information as well as inventory balances on hand. Our revenue reporting is dependent on us receiving timely and accurate data from our distributors. In determining the appropriate amount of revenue to recognize, we use this data from our distributors and apply judgment in reconciling differences between their reported inventory and sell through activities.

Results of Operations

     Net Revenues

     Net revenues were $44.0 million for the first quarter of 2005, a 9% increase from the fourth quarter of 2004 and a 4% increase from the first quarter of 2004. Quarterly net revenues increased sequentially due to a 19% increase in the average selling price (ASP) of FPGAs offset by an 8% decrease in unit shipments. Quarterly net revenues increased from a year ago due to a 4% increase in ASPs and a 1% increase in unit shipments compared with the first quarter of 2004. Unit volumes and ASP levels fluctuate principally because of changes in the mix of products sold. Our product portfolio includes products ranging from devices with lower ASPs, which typically sell in higher volumes, to devices with higher ASPs, which typically sell in lower volumes.

     Gross Margin

     Gross margin was 59.3% of net revenues for the first quarter of 2005 compared with 48.2% for the fourth quarter of 2004 and 60.9% for the first quarter of 2004. Gross margin in the fourth quarter of 2004 was lower primarily due to charges of $3.2 million for expenses associated with the testing of the RTSX-S space quality FPGAs and the write down of RTSX-S inventory from the original manufacturer. The decrease in gross margin between the first quarter of 2005 and the first quarter of 2004 was attributed to proportionately greater sales of new products which tend to have lower gross margins than mature products.

     We strive to reduce costs by improving wafer yields, negotiating price reductions with suppliers, increasing the level and efficiency of our testing and packaging operations, achieving economies of scale by means of higher production levels, and increasing the number of die produced per wafer, principally by shrinking the die size of our products. No assurance can be given that these efforts will be successful. Our capability to shrink the die size of our FPGAs is dependent on the availability of more advanced manufacturing processes. Due to the custom steps involved in manufacturing antifuse and (to a lesser extent) Flash FPGAs, we typically obtain access to new manufacturing processes later than our competitors using standard manufacturing processes.

     Research and Development (R&D)

     R&D expenditures were $11.6 million, or 26% of net revenues, for the first quarter of 2005 compared with $11.2 million, or 28% of net revenues, for the fourth quarter of 2004 and $10.7 million, or 25% of revenues, for the first quarter of 2004. R&D expenditures were higher in the first quarter of 2005 and the fourth quarter of 2004 than in the first quarter of 2004 due primarily to expanded R&D efforts and increased headcount and the institution during the second quarter of 2004 of the first Company-wide salary increase since 2000.

     Selling, General, and Administrative (SG&A)

     SG&A expenses were $13.1 million, or 30% of net revenues, for the first quarter of 2005 compared with $13.0 million, or 32% of net revenues, for the fourth quarter of 2004 and $11.8 million, or 28% of net revenues, for the first quarter of 2004. The increases in SG&A expense in the fourth quarter of 2004 and the first quarter of 2005 over the first quarter of 2004 were largely due to the first Company-wide salary increases since the year 2000, which were paid beginning in the second quarter of 2004, and higher selling expenses associated with higher net revenues.

     Amortization of Acquisition-Related Intangibles

     Amortization of acquisition-related intangibles was $0.6 million for the first quarter of 2005 compared with $0.7 million for the first and fourth quarters of 2004. The decrease in amortization expense in the first quarter of 2005 was attributable to a non-goodwill intangible, related to an acquisition completed in the year 2000, becoming fully amortized in December 2004.

     Tax Provision (Benefit)

     Our tax provision is based on the estimated annual tax rate in compliance with SFAS No. 109, "Accounting for Income Taxes." Significant components affecting the tax rate include R&D credits, income from tax-exempt securities, the state composite rate, and recognition of certain deferred tax assets subject to valuation allowances. The tax provision for the first quarter of 2005 was a provision of $0.2 compared with a benefit of $1.5 million for the fourth quarter of 2004 and a provision of $0.6 million for the first quarter of 2004. The tax provision for the first quarter of 2005 was based on an annual tax rate of 10%, which was calculated on the basis of our expected level of profitability and included items such as income from tax-exempt securities, the composite state tax rate, and the benefit of a full year of R&D tax credit. The tax benefit booked in the fourth quarter of 2004 was largely the result of an extension of the R&D tax credit being signed into law in the fourth quarter. This allowed us to reflect in our rate calculation a full year of R&D credit, which more than offset the tax expense associated with the profit before tax for the same period.

Financial Condition, Liquidity, and Capital Resources

     Our cash, cash equivalents, and short-term investments were $146.3 million at the end of the first quarter of 2005 compared with $154.7 million at the beginning of the year.

     Our net accounts receivable was $22.0 million at the end of the first quarter of 2005 compared with $17.7 million at the end of 2004. This $4.4 million increase was due primarily to the linearity of sales in the fourth quarter of 2004, which allowed us to collect a higher percentage of the quarter's receivables prior to year end, compared with the first quarter of 2005. Net accounts receivable represented 43 days of sales outstanding at the end of the first quarter of 2005 compared with 37 days of sales outstanding at the end of 2004.

     Our net inventories were $44.8 million at the end of the first quarter of 2005 compared with $41.2 million at the end of 2004. The $3.7 million growth in inventory was primarily the result of a $3.0 million "last time buy" of inventory for one of our mature product families during the first quarter of 2005. Inventory at the end of the first quarter of 2005 included $6.4 million of inventory purchased in last time buys. Inventory days of supply increased from 180 days at the end of 2004 to 228 days at the end of the first quarter of 2005 due primarily to $3.2 million of write-downs of excess and obsolete inventory and test equipment, which significantly increased cost of sales recorded in the fourth quarter of 2004.

     Cash used by operating activities was $1.3 million for the first three months of 2005. Lower net income of $1.4 million in the first quarter of 2005 contributed to cash used in operating activities coupled with an increase in accounts receivable balances and a significant growth in inventory. Net cash provided in investing activities was $7.5 million during the first three months of 2005 and included net sales and maturities of available for sale securities of $8.8 million, offset by $2.0 million for purchases of property, and equipment. Net cash used in financing activities was $5.1 million for the first three months of fiscal 2005 and consisted of $9.8 million for the repurchase of Common Stock offset by $4.7 million of proceeds from the issuance of Common Stock under employee stock plans.

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

     Impact of Recently Issued Accounting Standards

     In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. On April 14, 2005, the SEC issued a press release announcing that it would require registrants that are not small business issuers to adopt SFAS No. 123(R)'s fair value method of accounting for share-based payments to employees no later than the beginning of the first fiscal year beginning after July 15, 2005. Actel is required to adopt SFAS No. 123(R) in the first quarter of fiscal 2006. We are evaluating the requirements of SFAS No. 123(R) and expect the adoption of SFAS No. 123(R) will have a material effect on Actel's consolidated results of operations and earnings per share. We have not yet determined the method of adoption or whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

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

          When we fall short of our quarterly revenue expectations, our operating results will most likely also be adversely affected because the majority of our expenses are fixed and therefore do not vary with revenues.

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

               We often ship a disproportionately large percentage of our quarterly revenues in the final weeks of the quarter, which makes it difficult to accurately project quarterly revenues. Any failure to effect scheduled shipments by the end of a quarter would have an immediate and adverse impact on quarterly revenues.

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

               We typically generate a majority of our quarterly revenues from sales made through distributors. Since we generally do not recognize revenue on the sale of a product to a distributor until the distributor resells the product, our quarterly revenues are dependent on, and subject to fluctuations in, shipments by our distributors. We are also highly dependent on the timeliness and accuracy of resale reports from our distributors. Late or inaccurate resale reports, particularly in the last month of the quarter, contribute to our difficulty in predicting and reporting our quarterly revenues and results of operations.

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

          As is also common in the semiconductor industry, our independent wafer suppliers from time to time experience lower than anticipated yields of usable die. Wafer yields can decline without warning and may take substantial time to analyze and correct, particularly for a company like us that utilizes independent facilities, almost all of which are offshore. Yield problems are most common on new processes or at new foundries, particularly when new technologies are involved. Our FPGAs are also manufactured using customized processing steps, which may increase the incidence of production yield problems as well as the amount of time needed to achieve satisfactory, sustainable wafer yields on new processes and new products. Lower than expected yields of usable die could reduce our gross margin, which would adversely affect our quarterly operating results. In addition, in order to win designs, we generally must price new products on the assumption that manufacturing cost reductions will be achieved, which often do not occur as soon as expected. The failure to achieve expected manufacturing or other cost reductions during a quarter could reduce our gross margin, which would adversely affect our quarterly operating results.

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

     In preparing our financial statements in conformity with accounting principles generally accepted in the United States, we must make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosure of contingent assets and liabilities. The most difficult estimates and subjective judgments that we make concern income taxes, goodwill, inventories, legal matters and loss contingencies, and revenues. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates. In addition, if these estimates or their related assumptions change in the future, our operating results for the periods in which we revise our estimates or assumptions could be adversely and perhaps materially affected.

o Our gross margin may decline as we increasingly compete with hard-wired ASICs and serve the value-based market.

     The price we can charge for our products is constrained principally by our competition. While it has always been intense, we believe that price competition for new designs is increasing. This may be due in part to the transition toward high-level design methodologies. Designers can now wait until later in the design process before selecting a PLD or hard-wired ASIC and it is easier to convert between competing PLDs or between PLDs and hard-wired ASICs. The increased price competition may also be due in part to the increasing penetration of PLDs into price-sensitive markets previously dominated by hard-wired ASICs. We have strategically targeted many of our products at the value-based market which is defined primarily by low prices. If our strategy is successful, low-price products will constitute increasingly greater percentages of our net revenues, which may make it more difficult to maintain our gross margin at our historic levels. Any long-term decline in our gross margin may have an adverse effect on our operating results.

o We may not win sufficient designs, or the designs we win may not generate sufficient revenues, for us to maintain or expand our business.

     In order for us to sell an FPGA to a customer, the customer must incorporate our FPGA into the customer's product in the design phase. We devote substantial resources, which we may not recover through product sales, to persuade potential customers to incorporate our FPGAs into new or updated products and to support their design efforts (including, among other things, providing design and development software). These efforts usually precede by many months (and often a year or more) the generation of FPGA sales, if any. In addition, the value of any design win depends in large part upon the ultimate success of our customer's product in its market. Our failure to win sufficient designs, or the failure of the designs we win to generate sufficient revenues, could have a materially adverse effect on our business, financial condition, or results of operations.

o Our products are complex and may contain errors or defects that could lead to product liability, an increase in our costs, and/or a reduction in our revenues.

     Our products are complex and may contain errors, manufacturing defects, design defects, or otherwise fail to comply with our specifications, particularly when first introduced or as new versions are released. Our new products are being designed in ever more complex processes, which add cost, complexity, and elements of experimentation to the development, particularly in the areas of mixed-voltage and mixed-signal design. We rely primarily on our in-house personnel to design test operations and procedures to detect any errors prior to delivery of our products to customers.

     During 2003, several U.S. government contractors reported a small percentage of functional failures in our RTSX-S and SX-A antifuse devices manufactured on a 0.25 micron antifuse process at the original manufacturer of those FPGAs. On February 13, 2004, The Aerospace Corporation (Aerospace) proposed a series of experiments to test various hypotheses on the root cause of the failures and to generate reliability data that could be used by space industry participants in deciding whether or not to launch spacecraft with RTSX-S FPGAs that were already integrated. On May 19, 2004, we released a new programming algorithm for our 0.25-micron antifuse devices from the original manufacturer. On February 16, 2005, Aerospace summarized the results of its experiments, estimating a failure rate ranging from 2.3% to 2.8% for RTSX-S devices from the original manufacturer programmed with the original algorithm, and a failure rate ranging from 1.0% to 1.9% for RTSX-S devices from the original manufacturer programmed with the new algorithm.

     On June 21, 2004, we announced the availability of RTSX-S devices from UMC. Based on the experiments and analysis being conducted, Aerospace and Actel each recommended during 2004 that customers switch to UMC devices if their schedules permitted, and we offered to accept RTSX-S parts from the original manufacturer in exchange for UMC parts. While the testing of UMC parts is continuing, the 0.25-micron process at UMC used to manufacture our RTSX-S and SX-A devices appears to create antifuses that are less vulnerable to the failure mechanisms identified to date. We are in the process of offering certain customers with high-reliability commercial applications the opportunity to exchange SX-A parts from the original manufacturer for UMC parts.

     Three programs to test UMC parts are in progress: the NASA Office of Logic Design Based is testing space-grade RTSX-S devices, and Aerospace is separately testing RTSX-S devices and commercial-grade SX-A devices. We also previously tested hundreds of RTSX-S and SX-A devices. Based on the results of our testing and the NASA testing to date, we calculate that RTSX-S and SX-A devices manufactured at UMC have a failure in time (FIT) rate of substantially less than
50. A FIT is one failure per billion device-hours, so if a group of devices has a FIT rate of 50, the customer should expect there to be 50 failures per billion device-hours. However, based on the results of the Aerospace testing of SX-A devices to date, we calculate a FIT rate of substantially more than 50. While Aerospace is testing commercial-grade parts and NASA is testing space-grade parts, we have tested both. Reconciling these differing test results is the focus of ongoing investigations and analysis. The three test programs have different objectives and utilize different test vehicles, protocols, and accelerated stress conditions. With overstress acceleration, one or more environmental factors that cause the product to fail under normal conditions (such as temperature, voltage, speed, noise, and design sensitivity) are increased in order to stimulate the product to fail more quickly. A relatively new subject in reliability engineering, accelerated life testing is complicated by the presence of multiple stress conditions and multiple failure mechanisms. Given the complexity, reconciling the test results may take many months. In addition, accelerated life testing requires special analysis techniques to "translate" the times-to-failure data obtained under the overstress conditions to normal use conditions. Relatively small differences in the underlying data or models used in the analysis can extrapolate into greatly different conclusions. The multi-step task of fitting mathematical models to the overstress data is also likely to be a topic of continuing deliberation. In any event, we anticipate that the ongoing testing and analysis of the testing results will continue for at least the rest of this year.

     On January 24, 2005, we released a critical software update for our Flash-based ProASIC and ProASIC PLUS families of devices. We believe that ProASIC and ProASIC PLUS devices programmed with the updated software should achieve a minimum performance retention period of 20 years after programming. Any ProASIC and ProASIC PLUS device that is not programmed (or reprogrammed) with the updated software could have a shorter performance retention period. This means that the performance of the device might degrade below specification and cause a functional failure in less than 20 years. The actual performance retention period of any particular ProASIC or ProASIC PLUS device programmed with an older version of the software is design specific. For most designs, the performance retention period is greater than 20 years. When it is not practicable to reprogram deployed devices with the updated software, we have worked with customers on a case-by-case basis to assess the performance retention periods of the particular ProASIC and ProASIC PLUS devices in their designs.

     o Any error or defect in our products could have a material adverse effect on our revenues, operating results, and/or reputation.

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

     o Any product liability claim could pose a significant risk to our financial condition.

          Product liability claims may be asserted with respect to our products. Our products are typically sold at prices that are significantly lower than the cost of the end-products into which they are incorporated. A defect or failure in our product could cause failure in our customer's end-product, so we could face claims for damages that are much higher than the revenues and profits we receive from the products involved. In addition, product liability risks are particularly significant with respect to aerospace, automotive, and medical applications because of the risk of serious harm to users of these products. There can be no assurance that any insurance we carry would sufficiently protect us from any such claims.

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

     The market for our products is characterized by rapid technological change, product obsolescence, and price erosion, making the timely introduction of new or improved products critical to our success. Our failure to design, develop, and sell new or improved products that satisfy customer needs, compete effectively, and generate acceptable margins may adversely affect our business, financial condition, and results of operations. While most of our product development programs have achieved a level of success, some have not. For example:

     o We announced our intention to develop SRAM-based FPGA products in 1996 and abandoned the development in 1999 principally because the product would no longer have been competitive.

     o We introduced our VariCore embeddable reprogrammable gate array (EPGA) logic core based on SRAM technology in 2001. Revenues from VariCore EPGAs did not materialize and the development of a more advanced VariCore EPGA was cancelled. In this case, a market that we believed would develop did not emerge.

     o In 2001, we also launched our BridgeFPGA initiative to address the I/O problems created within the high-speed communications market by the proliferation of interface standards. The adoption of these interface standards created the need for designers to implement bridging functions to connect incompatible interface standards. We introduced Axcelerator, a high-speed antifuse FPGA with dedicated high-speed I/O circuits that can support multiple interface standards, in 2002. However, the development of subsequent BridgeFPGA products, which were expected to include embedded high-speed interface protocol controllers, was postponed in 2002. This was due principally to the prolonged downturn in the high-speed communications market. The development was cancelled in 2003 principally because the subsequent BridgeFPGA products would no longer have been competitive.

Our experience generally suggests that the risk is greater when we attempt to develop products based in whole or in part on technologies with which we have limited experience.

     o Numerous factors can cause the development or introduction of new products to fail or be delayed.

     To develop and introduce a product, we must successfully accomplish all of the following:

          o anticipate future customer demand and the technology that will be available to meet the demand;

          o    define  the  product   and  its   architecture,   including   the
               technology, silicon, programmer, IP, software, and packaging specifications;

          o    obtain access to advanced manufacturing process technologies;

          o    design and verify the silicon;

          o    develop and release evaluation software;

          o    layout the architecture and implement programming;

          o tapeout the product (i.e., compile a database containing the design information about the product for use in the preparation of masks);

          o generate masks for use in manufacturing the product and evaluate the software;

          o    manufacture the product at the foundry;

          o    verify the product; and

          o qualify the process, characterize the product, and release production software.

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

     The semiconductor industry is intensely competitive. Our competitors include suppliers of hard-wired ASICs, CPLDs, and FPGAs. Our direct competitors are Xilinx, a supplier of SRAM-based FPGAs; Altera, a supplier of CPLDs and SRAM-based FPGAs; Lattice, a supplier of CPLDs and SRAM-based FPGAs; and QuickLogic, a supplier of antifuse-based FPGAs. Altera and Lattice also recently announced the development of FPGAs manufactured on embedded Flash processes. We also face competition from companies that specialize in converting our products into hard-wired ASICs. In addition, we may face competition from suppliers of logic products based on new or emerging technologies. While we seek to monitor developments in existing and emerging technologies, our technologies may not remain competitive.

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

     Our corporate offices are located in California, which was subject to power outages and shortages during 2001 and 2002. More extensive power shortages in the state could disrupt our operations and interrupt our research and development activities. Our foundry partners in Japan and Taiwan as well as our operations in California are located in areas that have been seismically active in the recent past. In addition, many of the countries outside of the United States in which our foundry partners and assembly and other subcontractors are located have unpredictable and potentially volatile economic, social, or political conditions, including the risks of conflict between Taiwan and the People's Republic of China or between North Korea and South Korea. These countries may also be more susceptible to epidemics. For example, an outbreak of Severe Acute Respiratory Syndrome (SARS) occurred in Hong Kong, Singapore, and China in 2003. The occurrence of these or similar events or circumstances could disrupt our operations and may have a materially adverse effect on our business, financial condition, and results of operations.

o    We have only limited insurance coverage.

     Our insurance policies provide coverage for only certain types of losses and may not be adequate to fully offset even covered losses.

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

               Unique, which accounted for 33% of our net revenues in 2004, has been our sole distributor in North America since March 1, 2003. On April 26, 2005, Avnet, Inc. (Avnet) and Memec Group Holdings Limited (Memec) announced that they had reached a definitive agreement for Avnet to acquire Memec in a stock and cash transaction. The closing of the transaction, which is subject to customary regulatory approvals, is anticipated in 60 to 90 days. Unique is a sales division of Memec. The loss of Unique as a distributor could have a materially adverse effect on our business, financial condition, or results of operations.

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

          A relatively small number of customers are responsible for a significant portion our net revenues. We have experienced periods in which sales to our major customers declined as a percentage of our net revenues. For example, Lockheed Martin accounted for 4% of our net revenues during 2004, compared with 11% during 2003 and 3% during 2002 and 2001. We believe that sales to a limited number of customers will continue to account for a substantial portion of net revenues in future periods. The loss of a major customer, or decreases or delays in shipments to major customers, could have a materially adverse effect on our business, financial condition, and results of operations.

o Any acquisition we make may harm our business, financial condition, or operating results.

     We have a mixed history of success in our acquisitions. For example:

     o In 1999, we acquired AGL for consideration valued at $7.2 million. We acquired AGL for technology used in the unsuccessful development of an SRAM-based FPGA.

     o    In  2000,   we  acquired   Prosys   Technology,   Inc.   (Prosys)  for
          consideration valued at $26.2 million. We acquired Prosys for technology used in our VariCore EPGA logic core, which was introduced in 2001 but for which no market emerged.

     o Also in 2000, we completed our acquisition of GateField for consideration valued at $45.7 million. We acquired GateField for its Flash technology and ProASIC FPGA family. We introduced the second-generation ProASIC PLUS product family in 2002, the third-generation ProASIC3/E families in 2005, and are currently the only company offering FPGAs with a nonvolatile, reprogrammable architecture.

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

o Changing accounting, corporate governance, public disclosure, or tax rules or practices could have a materially adverse effect on our business, financial condition, or results of operations.

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

     o Proposed changes in accounting for equity compensation could adversely affect our operating results and our ability to attract and retain employees.

          In  December  2004,  the FASB  issued  SFAS No.  123(R),  "Share-Based
     Payment: An Amendment of FASB Statements No. 123 and 95." SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees," and will instead require companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and employee stock purchase plans. We will be required to implement the standard no later than the fiscal year that begins January 2, 2006, and we expect that the adoption of SFAS No. 123(R) will have a material effect on our consolidated results of operations and earnings per share.

          In addition, we have historically used stock options as a key component of employee compensation in order to align employees' interests with the interests of our shareholders, encourage employee retention, and provide competitive compensation packages. To the extent that SFAS No. 123(R) or other new regulations make it more difficult or expensive to grant options to employees, we may incur increased compensation costs, change our equity compensation strategy, or find it difficult to attract, retain, and motivate employees. Any of these results could materially and adversely affect our business and operating results.

     o    Compliance with the  Sarbanes-Oxley  Act of 2002 and related corporate
          governance  and  public   disclosure   requirements  has  resulted  in
          significant additional expense and uncertainty.

          Changing laws, regulations, and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new SEC regulations and Nasdaq National Market rules, has resulted in significant additional expense and uncertainty for companies such as ours. These new or changed laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity. As a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure, and therefore intend to invest the resources necessary to comply with evolving laws, regulations, and standards. This investment may result in increased general and administrative expenses as well as a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations, and standards differ from the activities intended by regulatory or governing bodies, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC or The Nasdaq National Market, or lawsuits and our reputation may be harmed.

          We evaluated our internal controls systems in order to allow management to report on, and our independent public accountants to attest to, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act. In performing the system and process evaluation and testing required to comply with the management certification and auditor attestation requirements of Section 404, we incurred significant additional expenses, which adversely affected our operating results and financial condition, and diverted a significant amount of management's time. While we believe that our internal control procedures are adequate, no assurance can be given that we will be able to continue to comply with the requirements relating to internal controls and all other aspects of Section 404 in a timely fashion. If we were not able to comply with the requirements of Section 404 in a timely manner or with adequate compliance in the future, we may be subject to sanctions or investigation by regulatory authorities or lawsuits. Any such action could adversely affect our financial results and the market price of our Common Stock. In any event, we expect that we will continue to incur significant expenses and diversion of management's time to comply with the management certification and auditor attestation requirements of Section 404.

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

o We may be unable to attract or retain the personnel necessary to successfully develop our technologies, design our products, or operate, manage, or grow our business.

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

     The stock markets broadly, technology companies generally, and our Common Stock in particular have experienced extreme price and volume volatility in recent years. Our Common Stock may continue to fluctuate substantially on the basis of many factors, including:

     o quarterly fluctuations in our financial results or the financial results of our competitors or other semiconductor companies;

     o    changes  in the  expectations  of  analysts  regarding  our  financial
          results  or  the  financial   results  of  our  competitors  or  other
          semiconductor  companies;

     o announcements of new products or technical innovations by us or by our competitors; or

     o general conditions in the semiconductor industry, financial markets, or economy.

Additional Quarterly Information

     The following table presents certain unaudited quarterly results for each of the eight quarters in the period ended April 3, 2005. In our opinion, all necessary adjustments (consisting only of normal recurring accruals) have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with our audited consolidated condensed financial statements and notes thereto included in our 2004 Form 10-K. However, these quarterly operating results are not indicative of the results for any future period.

                                                                             Three Months Ended
                                       ---------------------------------------------------------------------------------------------
                                         Apr. 3,     Jan. 2,    Oct. 3,     Jul. 4,     Apr. 4,     Jan. 4,     Oct. 5,     Jul. 6,
                                          2005        2005        2004       2004        2004        2004        2003        2003
                                       ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
                                                           (unaudited, in thousands except per share amounts)
Statements of Operations Data:
Net revenues.........................  $  43,984   $  40,256   $  39,439   $  43,688   $  42,153   $  40,555   $  38,405   $  36,609
Gross profit.........................     26,068      19,392      23,403      26,634      25,656      25,220      23,319      22,025
Income (loss) from operations........        815      (5,400)       (855)      2,541       2,519       2,462       1,965         441
Net income (loss)....................      1,437      (3,167)        517       2,504       2,540       2,328       2,283       1,386
Net income (loss) per share:
   Basic.............................  $    0.06   $   (0.12)  $    0.02   $    0.10   $    0.10   $    0.09   $    0.09   $    0.06
                                       =========   =========   =========   =========   =========   =========   =========   =========
   Diluted...........................  $    0.06   $   (0.12)  $    0.02   $    0.09   $    0.09   $    0.09   $    0.08   $    0.05
                                       =========   =========   =========   =========   =========   =========   =========   =========
Shares used in computing net income (loss) per
   share:

   Basic.............................     25,111      25,368      25,600      25,749      25,620      25,339      25,005      24,550
                                       =========   =========   =========   =========   =========   =========   =========   =========
   Diluted...........................     25,652      25,368      25,930      26,584      27,324      27,235      27,101      25,776
                                       =========   =========   =========   =========   =========   =========   =========   =========

                                                                            Three Months Ended
                                       ---------------------------------------------------------------------------------------------
                                         Apr. 3,     Jan. 2,    Oct. 3,     Jul. 4,     Apr. 4,     Jan. 4,     Oct. 5,     Jul. 6,
                                          2005        2005        2004       2004        2004        2004        2003        2003
                                       ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
As a Percentage of Net Revenues:
Net revenues.........................     100.0%      100.0%      100.0%      100.0%      100.0%      100.0%      100.0%      100.0%
Gross profit.........................      59.3        48.2        59.3        61.0        60.9        62.2        60.7        60.2
Income (loss) from operations........       1.9       (13.4)       (2.2)        5.8         6.0         6.1         5.1         1.2
Net income (loss)....................       3.3        (7.9)        1.3         5.7         6.0         5.7         5.9         3.8

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     As of April 3, 2005, our investment portfolio consisted primarily of corporate bonds, floating rate short term notes, and federal and municipal obligations. The principal objectives of our investment activities are to preserve principal, meet liquidity needs, and maximize yields. To meet these objectives, we invest only in high credit quality debt securities with average maturities of less than two years. We also limit the percentage of total investments that may be invested in any one issuer. Corporate investments as a group are also limited to a maximum percentage of our investment portfolio.

     We are exposed to financial market risks, including changes in interest rates. All of the potential changes noted below are based on sensitivity analysis performed on our financial position and expected operating levels at April 3, 2005. Actual results may differ materially.

     Our investments are subject to interest rate risk. During the three months ended April 3, 2005, interest rates available in the market for government and corporate bonds experienced an increase. During that time our investment portfolio consisting of government and corporate bonds decreased $0.4 million. A further increase in interest rates could subject us to a decline in the market value of our investments. These risks are mitigated by our ability to hold these investments to maturity. A hypothetical 100 basis point increase in interest rates would result in a reduction of approximately $1.4 million in the fair value of our available-for-sale securities held at April 3, 2005.

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

                          PART II -- OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     The following table sets forth all repurchases of Actel Common Stock made in the first quarter of 2005 by Actel and any affiliated purchasers:

                     ISSUER REPURCHASES OF EQUITY SECURITIES

                                                                                              Total
                                                                                            Number of      Maximum
                                                                                              Shares      Number of
                                                                                            Purchased    Shares that
                                                                                            as Part of    May Yet Be
                                                                  Total                      Publicly     Purchased
                                                                Number of      Average      Announced     Under the
                                                                  Shares      Price Paid     Plans or      Plans or
                           Period                               purchased     per Share      Programs      Programs
----------------------------------------------------------      ----------    ----------    ----------    ----------
Month #1 (January 2 through January 30, 2005).............         627,500    $    15.61     3,389,197       610,803

Month #2 (January 31 through February 27, 2005)...........               0    $        0     3,389,197       610,803

Month #3 (February 28 through April 3, 2005)..............               0    $        0     3,389,197       610,803


Actel's repurchase program was initially adopted and publicly announced in 1998 with authorization to repurchase 1,000,000 shares of Common Stock. Actel's Board of Directors authorized the repurchase of another 1,000,000 shares under the program in each of the years 1999, 2002, and 2004. On April 22, 2005, Actel's Board of Directors authorized the repurchase of an additional 1,000,000 shares under the program, so that the maximum number of shares available for repurchase under the program as of the date of this Quarterly Report on Form 10-Q is 1,610,803.

Item 6. Exhibits

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

                                                       ACTEL CORPORATION




       Date: May 11, 2005                             /s/ Jon A. Anderson
                                              ----------------------------------
                                                        Jon A. Anderson
                                                   Vice President of Finance
                                                  and Chief Financial Officer
                                                (as principal financial officer
                                                  and on behalf of Registrant)