Form 10-Q
period 2005-07-03
ACTEL CORP
filed 2005-08-12
CIK 907687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended July 3, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     Commission file number 0-21970

ACTEL CORPORATION
(Exact name of Registrant as specified in its charter)

California	77-0097724
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2061 Stierlin Court
Mountain View, California	94043-4655
(Address of principal executive offices)	(Zip Code)
(650) 318-4200
(Registrant’s telephone number, including area code)

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
Yes ☑                No ☐
Number of shares of Common Stock outstanding as of August 10, 2005: 25,388,417

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
ACTEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended			Six Months Ended
	July 3,	July 4,	Apr. 3,	July 3,	July 4,
	2005	2004	2005	2005	2004
Net revenues	$45,327	$43,688	$43,984	$89,311	$85,841
Costs and expenses:
Cost of revenues	18,560	17,054	17,916	36,476	33,551
Research and development	11,558	11,578	11,617	23,175	22,241
Selling, general, and administrative	12,868	11,852	13,078	25,946	23,663
Amortization of acquisition-related intangibles	552	663	558	1,110	1,326

Total costs and expenses	43,538	41,147	43,169	86,707	80,781

Income from operations	1,789	2,541	815	2,604	5,060
Interest income and other, net	926	676	780	1,706	1,332

Income before tax provision	2,715	3,217	1,595	4,310	6,392
Tax provision	508	713	158	666	1,348

Net income	$2,207	$2,504	$1,437	$3,644	$5,044

Net income per share:
Basic	$0.09	$0.10	$0.06	$0.14	$0.20

Diluted	$0.09	$0.09	$0.06	$0.14	$0.19

Shares used in computing net income per share:
Basic	25,183	25,749	25,111	25,147	25,685

Diluted	25,400	26,584	25,652	25,526	26,954

ACTEL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	July 3,	Jan. 2,
	2005 (1)	2005 (2)
ASSETS
Current assets:
Cash and cash equivalents	$11,599	$6,405
Short-term investments	140,458	148,297
Accounts receivable, net	18,235	17,686
Inventories, net	42,205	41,218
Deferred income taxes	22,124	22,230
Prepaid expenses and other current assets	4,799	4,831

Total current assets	239,420	240,667
Property and equipment, net	24,392	22,804
Goodwill	32,142	32,142
Other assets, net	17,816	19,677

	$313,770	$315,290

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,387	$11,397
Accrued salaries and employee benefits	3,739	6,776
Other accrued liabilities	3,852	4,364
Deferred income on shipments to distributors	24,721	23,658

Total current liabilities	43,699	46,195
Deferred compensation plan liability	3,343	3,258
Deferred rent liability	1,146	1,044

Total liabilities	48,188	50,497

Commitments and contingencies
Shareholders’ equity:
Common Stock	25	25
Additional paid-in capital	191,016	188,631
Retained earnings	75,127	76,577
Accumulated other comprehensive (loss)	(586)	(440)

Total shareholders’ equity	265,582	264,793

	$313,770	$315,290

(1)	Unaudited.

(2)	Derived from the consolidated audited financial statements included in our report on Form 10-K for the fiscal year ended January 2, 2005 (2004 Form 10-K).
See Notes to Unaudited Condensed Consolidated Financial Statements

ACTEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended
	July 3, 2005	July 4, 2004
Operating activities:
Net income	$3,644	$5,044
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,592	5,073
Stock compensation cost recognized	—	44
Changes in operating assets and liabilities:
Accounts receivable	(549)	(4,562)
Inventories	(987)	2,424
Deferred income taxes	400	245
Prepaid expenses and other current assets	32	(592)
Accounts payable, accrued salaries and employee benefits, and other accrued liabilities	(3,457)	(5,031)
Deferred income on shipments to distributors	1,063	6,699

Net cash provided by operating activities	5,738	9,344
Investing activities:
Purchases of property and equipment	(6,070)	(4,986)
Purchases of available-for-sale securities	(26,759)	(81,560)
Sales and maturities of available for sale securities	34,355	77,161
Changes in other long term assets	639	(441)

Net cash provided by (used in) investing activities	2,165	(9,826)
Financing activities:
Repurchase of Common Stock	(9,796)	—
Issuance of Common Stock under employee stock plans	7,087	4,650

Net cash (used in) provided by financing activities	(2,709)	4,650

Net increase in cash and cash equivalents	5,194	4,168
Cash and cash equivalents, beginning of period	6,405	13,648

Cash and cash equivalents, end of period	$11,599	$17,816

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes, net	$18	$357
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
     Actel Corporation and its consolidated subsidiaries are referred to as “we,” “us,” “our,” or “Actel.” Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our unaudited condensed consolidated financial statements.
     These unaudited condensed consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in our 2004 Form 10-K. The results of operations for the six months ended July 3, 2005, are not necessarily indicative of results that may be expected for the entire fiscal year, which ends January 1, 2006.
     Income Taxes
     Our tax provision is based on an estimated annual tax rate in compliance with SFAS No. 109 “Accounting for Income Taxes.” Significant components affecting the tax rate include R&D credits, income from tax-exempt securities, the composite state tax rate, and recognition of certain deferred tax assets subject to valuation allowances.
     Impact of Recently Issued Accounting Standards
     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. On April 14, 2005, the SEC issued a press release announcing that it would require registrants that are not small business issuers to adopt SFAS No. 123(R)’s fair value method of accounting for share-based payments to employees no later than the beginning of the first fiscal year beginning after June 15, 2005. Actel is required to adopt SFAS No. 123(R) in the first quarter of fiscal 2006. We are evaluating the requirements of SFAS No. 123(R) and expect that the adoption of SFAS No. 123(R) will have a material effect on Actel’s consolidated results of operations and earnings per share. We have not yet determined the method of adoption or whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.
2. Stock Based Compensation
     We account for our stock option plans under the intrinsic value recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related FASB Interpretations (FINs). As the exercise price of all options granted under our stock option plans was equal to the market price of the underlying Common Stock on the grant date, our stock options had no intrinsic value on the

ACTEL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
date of grant and no stock-based employee compensation cost has been recognized in net income. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to options granted under our stock option plans and Employee Stock Purchase Plan. For purposes of pro forma disclosures, the estimated fair value of our stock-based awards to employees is amortized to expense using the graded method for options and during the purchase periods for employee stock purchase rights. Our pro forma information is as follows:

	Three Months Ended			Six Months Ended
	July 3,	July 4,	Apr. 3,	July 3,	July 4,
	2005	2004	2005	2005	2004
		(unaudited, in thousands except per share amounts)
Net income as reported	$2,207	$2,504	$1,437	$3,644	$5,044
Add back:
Stock-based employee compensation included in reported net income	$—	$11	$—	$—	$44
Less:
Total stock-based employee compensation expense determined under the fair value method for all awards, net of tax	$(3,118)	$(2,745)	$(3,468)	$(6,586)	$(5,293)

Pro forma net loss	$(911)	$(230)	$(2,031)	$(2,942)	$(205)

Earnings per share as reported:
Basic	$0.09	$0.10	$0.06	$0.14	$0.20

Diluted	$0.09	$0.09	$0.06	$0.14	$0.19

Pro forma loss per share:
Basic	$(0.04)	$(0.01)	$(0.08)	$(0.12)	$(0.01)

Diluted	$(0.04)	$(0.01)	$(0.08)	$(0.12)	$(0.01)

     The fair value of each option grant, as defined by SFAS No. 123, is estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions. However, options granted under our stock option plans are not freely tradable, or transferable, and have vesting restrictions. The Black-Scholes model also requires assumptions, including future stock price volatility and expected time until exercise, which greatly affect fair value.

ACTEL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. Goodwill and Other Acquisition-Related Intangibles
     We account for goodwill and other intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” Under this standard, goodwill is tested for impairment annually or more frequently if certain events or changes in circumstances indicate that the carrying value may not be recoverable. We completed our annual goodwill impairments tests as of January 2, 2005, and noted no impairment. Our next annual impairment test will be performed in the fourth quarter of 2005. No indicators of impairment were present during the six months ended July 3, 2005.
     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we recognize impairment losses on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the net book value of those assets. The impairment loss, if any, is measured by comparing the fair value of the asset to its carrying value. Fair value is based on discounted cash flows using present value techniques identified in SFAS No. 144. No indicators of impairment were present during the six months ended July 3, 2005.
     We made no acquisitions of intangible assets during the first half of 2005. Identified intangible assets are included in Other assets, net on the balance sheet and as of July 3, 2005, consisted of the following:

		Accumulated
	Gross Assets	Amortization	Net
	(unaudited, in thousands)
Acquisition-related developed technology	$11,454	$(10,769)	$685
Other acquisition-related intangibles	2,600	(2,502)	98
Acquired patents	516	(486)	30

Total identified intangible assets	$14,570	$(13,757)	$813

Identified intangible assets as of January 2, 2005, consisted of the following:

		Accumulated
	Gross Assets	Amortization	Net
	(unaudited, in thousands)
Acquisition-related developed technology	$11,454	$(9,833)	$1,621
Other acquisition-related intangibles	2,600	(2,343)	257
Acquired patents	516	(471)	45

Total identified intangible assets	$14,570	$(12,647)	$1,923

ACTEL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     All of our identified intangible assets are subject to amortization. Amortization of identified intangibles included the following:

	Three Months Ended			Six Months Ended
	July 3,	July 4,	Apr. 3,	July 3,	July 4,
	2005	2004	2005	2005	2004
	(unaudited, in thousands)
Acquisition-related developed technology	$468	$573	$468	$936	$1,146
Other acquisition-related intangibles	77	83	83	160	166
Acquired patents	7	7	7	14	14

Total amortization expense	$552	$663	$558	$1,110	$1,326

Based on the carrying value of identified intangible assets recorded at July 3, 2005, and assuming no subsequent impairment of the underlying assets or acquisition of other identified intangible assets, the annual amortization expense is expected to be $2.0 million for 2005, $0.2 million for 2006, and none thereafter.
4. Inventories
     Inventories consist of the following:

	July 3,	Jan. 2,
	2005	2005
	(unaudited, in thousands)
Inventories, net:
Purchased parts and raw materials	$8,295	$8,636
Work-in-process	27,964	27,358
Finished goods	5,946	5,224

	$42,205	$41,218

     Inventory is stated at the lower of cost (first-in, first-out) or market (net realizable value). We believe that a certain level of inventory must be carried to maintain an adequate supply of product for customers. This inventory level may vary based upon orders received from customers or internal forecasts of demand for these products. Other considerations in determining inventory levels include the stage of products in the product life cycle, design win activity, manufacturing lead times, customer demands, strategic relationships with foundries, “last time buy” inventory purchases, and competitive situations in the marketplace. Should any of these factors develop other than anticipated, inventory levels may be materially and adversely affected.

ACTEL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
     “Last time buy” inventory purchases are excluded from our standard excess and obsolescence write down policy and are instead subject to a discrete write down policy. Last time buys occur when a wafer supplier is about to shut down the manufacturing line used to make a product and current inventories are insufficient to meet foreseeable future demand. We made last time buys of certain products from our wafer suppliers during 2003 and the first quarter of 2005. Since this inventory was not acquired to meet current demand, we do not believe the application of our standard inventory write down policy would be appropriate. Inventory purchased in last time buy transactions is evaluated on an ongoing basis for indications of excess or obsolescence based on rates of actual sell through; expected future demand for those products over a longer time horizon; and any other qualitative factors that may indicate the existence of excess or obsolete inventory. In the event that actual sell through does not meet expectations or estimations of expected future demand decrease, inventory write downs of last time buy inventory may be required. Evaluations of last time buy inventory during the first six months of 2005 did not result in any write downs of this material. Inventory at the end of the second quarter of 2005 included $6.5 million of material purchased in last time buys.

ACTEL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. Earnings Per Share
  The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended			Six Months Ended
	July 3,	July 4,	Apr. 3,	July 3,	July 4,
	2005	2004	2005	2005	2004
	(unaudited, in thousands except per share amounts)
Basic:
Weighted-average common shares outstanding	25,183	25,749	25,111	25,147	25,685

Net income	$2,207	$2,504	$1,437	$3,644	$5,044

Net income per share	$0.09	$0.10	$0.06	$0.14	$0.20

Diluted:
Weighted-average common shares outstanding	25,183	25,749	25,111	25,147	25,685

Net effect of dilutive employee stock options – based on the treasury stock method	217	835	541	379	1,270

Shares used in computing net income per share	25,400	26,584	25,652	25,526	26,954

Net income	$2,207	$2,504	$1,437	$3,644	$5,044

Net income per share	$0.09	$0.09	$0.06	$0.14	$0.19

     For the three months ended July 3, 2005, July 4, 2004, and April 3, 2005, options outstanding under our stock option plans to purchase approximately 8,098,000, 5,875,000, and 6,184,000 shares, respectively, of our Common Stock were excluded from the treasury stock method used to determine the net effect of dilutive employee stock options because their inclusion would have had an anti-dilutive effect on net income per share.
     For the six months ended July 3, 2005, and July 4, 2004, options outstanding under our stock option plans to purchase approximately 7,137,000 and 2,660,000 shares, respectively, of our Common Stock were excluded from the treasury stock method used to determine the net effect of dilutive employee stock options because their inclusion would had an anti-dilutive effect on net income per share.

ACTEL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. Comprehensive Income (Loss)
     The components of comprehensive income (loss), net of tax, are as follows:

	Three Months Ended			Six Months Ended
	July 3,	July 4,	Apr. 3,	July 3,	July 4,
	2005	2004	2005	2005	2004
	(unaudited, in thousands except per share amounts)
Net income	$2,207	$2,504	$1,437	$3,644	$5,044
Change in gain (loss) on available-for-sale securities net of tax of $143, ($364), ($254), ($111), and ($325)	214	(546)	(381)	(167)	(487)
Less reclassification adjustment for gains (losses) included in net income, net of tax of $9, ($2), $6, $15, and ($11)	13	(2)	8	21	(16)

Other comprehensive income (loss) net of tax of $151, ($366), ($248), ($97) and ($336)	227	(548)	(373)	(146)	(503)

Total comprehensive income	$2,434	$1,956	$1,064	$3,498	$4,541

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
8. Shareholder’s Equity
     Our Board of Directors has authorized a stock repurchase program, under which shares of our Common Stock may be purchased from time to time in the open market at the discretion of management. In the three months ended April 3, 2005, we repurchased 627,500 shares for $9.8 million. We did not repurchase any shares during the three months ended July 3, 2005. As of July 3, 2005, we had remaining authorization to repurchase up to 1,610,803 shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     In this Quarterly Report on Form 10-Q, Actel Corporation and its consolidated subsidiaries are referred to as “we,” “us,” “our,” or “Actel.” You should read the information in this Quarterly Report with the Risk Factors at the end of Part I. Unless otherwise indicated, the information in this Quarterly Report is given as of August 10, 2005 and we undertake no obligation to update any of the information, including forward-looking statements. All forward-looking statements are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements containing words such as “anticipates,” “believes,” “estimates,” “expects,” intends,” “plans,” “seeks,” and variations of such words and similar expressions are intended to identify the forward-looking statements. Our actual results may differ materially from those projected in the forward-looking statements for many reasons, including those set forth in the Risk Factors.
Overview
     The purpose of this overview is to provide context for the discussion and analysis of our financial statements that follows by briefly summarizing the most important known trends and uncertainties, as well as the key performance indicators, on which our executives were focused during the second quarter of 2005.
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
     Technology and Markets
     Beginning with the invention of the integrated circuit in 1959, the most fundamental trend in the history of the semiconductor industry has been increasing integration. For all types of integrated circuits, whether analog, logic, memory, or processor, this initially meant increasing the capacity of the chip. Eventually, however, all types of integrated circuits achieve capacities that satisfy the requirements of most customers. To continue integrating, it then becomes necessary to add more functions.
     An example is “hard-wired” application specific integrated circuits (ASICs), which like FPGAs are logic integrated circuits. For many years the ASIC race was about who had the most gates. By the late 1990s, however, ASICs had enough gates for most customers, so ASICs with embedded analog, memory, and/or processor functions proliferated. We believe that FPGAs will follow the same path. Today, few FPGA designs push the maximum capacity limits of FPGAs, so offering more gates provides little value to most designers. What they want is more functions, and a low-cost system typically has an analog interface, a Flash memory, an FPGA, and a processor.
     On July 18, 2005, we announced our new Actel Fusion technology, which integrates into a single Programmable System Chip (PSC) analog capabilities with Flash memory and FPGA fabric that may be used to implement soft processor cores, including the ARM 7.0 or 8051microprocessor cores that we offer, as well as the customer’s logic functions. We believe that we are the first company to offer an analog block, a Flash memory, an FPGA, and a soft processor on a single low-price chip. By leveraging the most fundamental trend in the history of the semiconductor industry, we are highly confident that many customers will value the opportunity to get all of these functions on a single chip for just a few dollars. We expect that the initial PSC products based on our Actel Fusion technology will be available for sampling in six to nine months. We also expect that our PSC products, as a new class of integrated circuit, will generate extraordinary technical, marketing, and sales challenges along with extraordinary opportunities.
     Key Indicators
     We measure the condition and performance of our business in numerous ways, but the key quantitative indicators that we generally use to manage the business are bookings, backlog, design wins, margins, and yields. We also carefully monitor the progress of our product development efforts. Of these, we think that bookings and backlog are the best indicators of short-term performance and that designs wins and product development progress are the best indicators of long-term performance. Our bookings (measured as end-customer orders placed on us and our distributors), backlog, and design wins were higher during the second quarter of 2005 than during the first quarter of 2005, and our margins were relatively flat. Our product development progress was generally positive during the second quarter of 2005, particularly on the Actel Fusion products discussed above.
Critical Accounting Policies and Estimates
     Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosure of contingent assets and liabilities. The U.S. Securities and Exchange Commission (SEC) has defined the most critical accounting policies as those that are most important to the portrayal of our financial condition and results and also require us to make the most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical policies include inventories, income taxes, legal matters and loss contingencies, and revenue recognition. These policies, as well as the estimates and judgments involved, are discussed below. We have concluded that goodwill is not a critical accounting policy. We assess our business as a single reporting unit and we calculate fair value of the reporting unit based upon market capitalization. Given that the enterprise value utilized to test impairment is objective and free from management judgment, we have concluded that our goodwill accounting policy does not rise to the level of a critical accounting policy as defined by the SEC. Except for the change in our assessment of goodwill, no significant changes to critical accounting policies or to the related estimates and judgments involved in applying these policies were made during the six months ended July 3, 2005. We also have other key accounting policies, including our policies for goodwill, accounts receivable, and investments, that either do not generally require us to make estimates and judgments that are as difficult or as subjective or are less likely to have a material impact on our reported results of operations for a given period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates. In addition, if these estimates or their related assumptions change in the future, it could result in material changes in the income statement.
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

     “Last time buy” inventory purchases are excluded from our standard excess and obsolescence write down policy and are instead subject to a discrete write down policy. Last time buys occur when a wafer supplier is about to shut down the manufacturing line used to make a product and current inventories are insufficient to meet foreseeable future demand. We made last time buys of certain products from our wafer suppliers during 2003 and the first quarter of 2005. Since this inventory was not acquired to meet current demand, we do not believe the application of our standard inventory write down policy would be appropriate. Inventory purchased in last time buy transactions is evaluated on an ongoing basis for indications of excess or obsolescence based on rates of actual sell through; expected future demand for those products over a longer time horizon; and any other qualitative factors that may indicate the existence of excess or obsolete inventory. In the event that actual sell through does not meet expectations or estimations of expected future demand decrease, inventory write downs of last time buy inventory may be required. Evaluations of last time buy inventory during the first six months of 2005 did not result in any write downs of this material. Inventory at the end of the second quarter of 2005 included $6.5 million of material purchased in last time buys.
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

Results of Operations
     Net Revenues
     Net revenues were $45.3 million for the second quarter of 2005, a 3% increase from the first quarter of 2005 and a 4% increase from the second quarter of 2004. Quarterly net revenues increased sequentially due to a 17% increase in unit shipments that was partially offset by an 11% decrease in the overall average selling price (ASP) of FPGAs. Quarterly net revenues increased from the second quarter a year ago due to a 1% increase in ASPs and a 4% increase in unit shipments. Unit volumes and ASP levels fluctuate principally because of changes in the mix of products sold. Our product portfolio includes products ranging from devices with lower ASPs, which typically sell in higher volumes, to devices with higher ASPs, which typically sell in lower volumes.
     Net revenues were $89.3 million for the first six months of 2005, an increase of 4% from the first six months of 2004. Net revenues increased due to a 3% increase in unit shipments combined with a 2% increase in overall ASPs. The increase in unit shipments was driven primarily by increased sales of our new product families, while the increase in ASPs was primarily the result of a shift toward higher ASP versions of our mature product families.
     Gross Margin
     Gross margin was 59.1% of net revenues for the second quarter of 2005 compared with 59.3% for the first quarter of 2005 and 61.0% for the second quarter of 2004. Gross margin was 59.2% of net revenues for the first six months of 2005 compared with 60.9% for the first six months of 2004. The decrease in gross margin during the first half of 2005 was attributable to proportionately greater sales of new products, which tend to have lower gross margins than mature products.
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
     Research and Development (R&D)
     R&D expenditures were $11.6 million, or 25% of net revenues, for the second quarter of 2005 compared with $11.6 million, or 26% of net revenues, for the first quarter of 2005 and $11.6 million, or 27% of revenues, for the second quarter of 2004. R&D expenditures in the second quarter of 2005 and the second quarter of 2004 benefited from Company-wide shut downs during the month of June. R&D expenditures were $23.2 million, or 26% of net revenues, for the first six months of 2005 compared with $22.2 million, or 26% of net revenues, for the first six months of 2004. R&D spending increased due to expanded R&D efforts, increased headcount, and two full quarters of salary increases reflected in the 2005 results that were implemented in the second quarter of 2004 and therefore only partially impacted 2004 spending levels.
     Selling, General, and Administrative (SG&A)
     SG&A expenses were $12.9 million, or 28% of net revenues, for the second quarter of 2005 compared with $13.1 million, or 30% of net revenues, for the first quarter of 2005 and $11.9 million, or 27% of net revenues, for the second quarter of 2004. SG&A spending in the second quarter of 2005 was lower sequentially due to decreased salary and related expenses associated with a Company-wide shutdown during the last week of June. SG&A expenses were $25.9 million, or 29% of net revenues, for the first six months of 2005 compared with $23.7 million, or 28% of net revenues, for the first six months of 2004. SG&A expenses for the second quarter and first half of 2005 were higher as compared with the corresponding periods in the proceeding year due to increased marketing expenses related to new product offerings, increased selling expense associated with higher revenue levels, and two full quarters of salary increases reflected in the 2005 results that were implemented in the second quarter of 2004 and therefore only partially impacted spending levels in 2004.
     Amortization of Acquisition-Related Intangibles
     Amortization of acquisition-related intangibles was $0.6 million for the first and second quarters of 2005 compared with $0.7 million for the first and second quarters of 2004. The decrease in amortization expense beginning in the first quarter of 2005 was attributable to the full amortization of an acquisition-related intangible in December 2004.
     Tax Provision (Benefit)
     Our tax provision is based on the estimated annual tax rate in compliance with SFAS No. 109, “Accounting for Income Taxes.” Significant components affecting the tax rate include R&D credits, income from tax-exempt securities, the state composite rate, and recognition of certain deferred tax assets subject to valuation allowances. The tax provision for the second quarter of 2005 was a provision of $0.5 million compared with a provision of $0.2 million for the first quarter of 2005 and a provision of $0.7 million for the second quarter of 2004. The tax provision for the first half of 2005 is based on an annual effective tax rate of 15%, which is calculated on the basis of our expected level of profitability and includes items such as income from tax-exempt securities, the composite state tax rate, and the benefit of a full year of R&D tax credit. The tax provision recorded in the second quarter of 2004 was based on an annual effective tax rate of 21%. The estimated annual effective tax rate calculation for 2004 recorded in the second quarter contained only a half-year of credit for the R&D tax credit because the extension of the credit for the full year of 2004 had not yet been signed into law.
Financial Condition, Liquidity, and Capital Resources
     Our total assets were $313.8 million at the end of the second quarter of 2005 compared with $315.3 million at the end of 2004. The following table sets forth certain financial data from the condensed consolidated balance sheets expressed as a percentage change from January 2, 2005, to July 3, 2005:

% change
Cash, cash equivalents, and short-term investments	(1.7)%
Accounts receivable, net	3.1
Inventories, net	2.4
Current deferred income taxes	(0.5)
Prepaid expenses and other current assets	(0.7)
Property and equipment, net	7.0
Other assets, net (primarily deferred income taxes and purchased intangible assets other than goodwill)	(9.5)
Total assets	(0.5)
Total current liabilities	(5.4)
Total liabilities	(4.6)
Shareholders’ equity	(0.3)
     Our cash, cash equivalents, and short-term investments were $152.1 million at the end of the second quarter compared with $154.7 million at the beginning of the year.
     Our net accounts receivable was $18.2 million at the end of the second quarter of 2005 compared with $17.7 million at the end of 2004. Net accounts receivable represented 34 days of sales outstanding at the end of the second quarter of 2005 compared with 37 days of sales outstanding at the end of 2004.
     Our net inventories were $42.2 million at the end of the second quarter of 2005 compared with $41.2 million at the end of 2004. The growth in inventory was primarily the result of a $3.0 million “last time buy”

of inventory during the first quarter of 2005 that was partially offset by a reduction of inventory levels in some of our older product families. Inventory days of supply increased from 180 days at the end of 2004 to 208 days at the end of the second quarter of 2005. Inventory would have been 213 days at the end of 2004 without the impact of $3.2 million of write-downs recorded in the fourth quarter of 2004, which significantly increased cost of sales.
     Cash provided by operating activities was $5.7 million for the first six months of 2005. Net income contributed to cash provided by operating activities coupled with a decrease in deferred income on shipments to distributors. Net cash provided in investing activities was $2.2 million during the first six months of 2005 and included net sales and maturities of available for sale securities of $7.6 million, which was offset by $6.0 million for purchases of property and equipment. Net cash used in financing activities was $2.7 million for the first six months of fiscal 2005 and consisted of $9.8 million for the repurchase of Common Stock, which was offset by $7.1 million of proceeds from the issuance of Common Stock under employee stock plans.
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
     Impact of Recently Issued Accounting Standards
     In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. On April 14, 2005, the SEC issued a press release announcing that it would require registrants that are not small business issuers to adopt SFAS No. 123(R)’s fair value method of accounting for share-based payments to employees no later than the beginning of the first fiscal year beginning after June 15, 2005. Actel is required to adopt SFAS No. 123(R) in the first quarter of fiscal 2006. We are evaluating the requirements of SFAS No. 123(R) and expect that the adoption of SFAS No. 123(R) will have a material effect on Actel’s consolidated results of operations and earnings per share. We have not yet determined the method of adoption or whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.
Risk Factors
     Our shareholders and prospective investors should carefully consider, along with the other information in this Quarterly Report on Form 10-Q, the following:
●	Our future revenues and operating results are likely to fluctuate and may fail to meet expectations, which could cause our stock price to decline.
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

£	A variety of booking and shipping uncertainties may cause our quarterly revenues and operating results to fall short of expectations.
     When we fall short of our quarterly revenue expectations, our operating results will most likely also be adversely affected because most of our expenses are fixed and therefore do not vary with revenues.
¤	We derive a large percentage of our quarterly revenues from bookings received during the quarter, making quarterly revenues difficult to predict.
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
¤	We derive a significant percentage of our quarterly revenues from shipments made in the final weeks of the quarter, making quarterly revenues difficult to predict.
     We sometimes ship a disproportionately large percentage of our quarterly revenues in the final weeks of the quarter, which makes it difficult to accurately project quarterly revenues. Any failure to effect scheduled shipments by the end of a quarter would have an immediate and adverse impact on quarterly revenues.
¤	Our military and aerospace shipments tend to be large and are subject to complex scheduling uncertainties, making quarterly revenues difficult to predict.
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
¤	We derive a majority of our quarterly revenues from products resold by our distributors, making quarterly revenues difficult to predict.
     We generate the majority of our quarterly revenues from sales made through distributors. Since we generally do not recognize revenue on the sale of a product to a distributor until the distributor resells the product, our quarterly revenues are dependent on, and subject to fluctuations in, shipments by our distributors. We are therefore highly dependent on the accuracy of shipment forecasts from our distributors in setting our expectations. We are also highly dependent on the timeliness and accuracy of resale reports from our distributors. Late or inaccurate resale reports, particularly in the last month of the quarter, contribute to our difficulty in predicting and reporting our quarterly revenues and operating results.

£	An unanticipated shortage of products available for sale may cause our quarterly revenues and operating results to fall short of expectations.
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
£	Unanticipated increases, or the failure to achieve anticipated reductions, in the cost of our products may cause our quarterly operating results to fall short of expectations.
     As is also common in the semiconductor industry, our independent wafer suppliers from time to time experience lower than anticipated yields of usable die. Wafer yields can decline without warning and may take substantial time to analyze and correct, particularly for a company like us that utilizes independent facilities, almost all of which are offshore. Yield problems are most common on new processes or at new foundries, particularly when new technologies are involved. Our FPGAs are also manufactured using customized processing steps, which may increase the incidence of production yield problems as well as the amount of time needed to achieve satisfactory, sustainable wafer yields on new processes and new products. In addition, if we discover defects or other errors in a new product that require us to “re-spin” some or all of the product’s mask set, we must expense the masks that are replaced. This type of expense has become more significant as the cost and complexity of mask sets have continued to increase. Lower than expected yields of usable die or other unanticipated increases in the cost of our products could reduce our gross margin, which would adversely affect our quarterly operating results. In addition, in order to win designs, we generally must price new products on the assumption that manufacturing cost reductions will be achieved, which often do not occur as soon as expected. The failure to achieve expected manufacturing or other cost reductions during a quarter could reduce our gross margin, which would adversely affect our quarterly operating results.
£	Unanticipated reductions in the average selling prices of our products may cause our quarterly revenues and operating results to fall short of expectations.
     The semiconductor industry is characterized by intense price competition. The average selling price of a product typically declines significantly between introduction and maturity. We sometimes are required by competitive pressures to reduce the prices of our new products more quickly than cost reductions can be achieved. We also sometimes approve price reductions on specific sales for strategic or other reasons. Unanticipated declines in the average selling prices of our products could cause our quarterly revenues and/or gross margin to fall short of expectations, which would adversely affect our quarterly financial results.
●	In preparing our financial statements, we make good faith estimates and judgments that may change or turn out to be erroneous.
     In preparing our financial statements in conformity with accounting principles generally accepted in the United States, we must make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosure of contingent assets and liabilities. The most difficult estimates and subjective judgments that we make concern income taxes, inventories, legal matters and loss contingencies, and revenues. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates. In addition, if these estimates or their related assumptions change in the future, our operating results for the periods in which we revise our estimates or assumptions could be adversely and perhaps materially affected.
●	Our gross margin may decline as we increasingly compete with hard-wired ASICs and serve the value-based market.
     The price we can charge for our products is constrained principally by our competition. While it has always been intense, we believe that price competition for new designs is increasing. This may be due in part to the transition toward high-level design methodologies. Designers can now wait until later in the design process before selecting a programmable logic device (PLD) or hard-wired ASIC and it is easier to convert between competing PLDs or between a PLD and a hard-wired ASIC. The increased price competition may also be due in part to the increasing penetration of PLDs into price-sensitive markets previously dominated by hard-wired ASICs. We have strategically targeted many of our products at the value-based market, which is defined primarily by low prices. If our strategy is successful, we will generate increasingly greater percentages of our net revenues from low-price products, which may make it more difficult to maintain our gross margin at our historic levels. Any long-term decline in our gross margin may have an adverse effect on our operating results.
●	We may not win sufficient designs, or the designs we win may not generate sufficient revenues, for us to maintain or expand our business.
     In order for us to sell an FPGA to a customer, the customer must incorporate our FPGA into the customer’s product in the design phase. We devote substantial resources, which we may not recover through product sales, to persuade potential customers to incorporate our FPGAs into new or updated products and to support their design efforts (including, among other things, providing design and development software). These efforts usually precede by many months (and often a year or more) the generation of FPGA sales, if any. In addition, the value of any design win depends in large part upon the ultimate success of our customer’s product in its market. Our failure to win sufficient designs, or the failure of the designs we win to generate sufficient revenues, could have a materially adverse effect on our business, financial condition, or operating results.
●	Our products are complex and may contain errors or defects that could have a materially adverse effect on our business, financial condition, or operating results.
     Our products are complex and may contain errors, manufacturing defects, design defects, or otherwise fail to comply with our specifications, particularly when first introduced or as new versions are released. Our new products are being designed in ever more advanced processes, which add cost, complexity, and elements of experimentation to the development, particularly in the areas of mixed-voltage and mixed-signal design. We rely primarily on our in-house personnel to design test operations and procedures to detect any errors prior to delivery of our products to customers.
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
     On June 21, 2004, we announced the availability of RTSX-S devices from UMC. The 0.25-micron process at UMC used to manufacture our RTSX-S and SX-A devices appears to create antifuses that are less vulnerable to the failure mechanisms identified to date. During 2004, Aerospace and Actel each recommended that customers switch to UMC devices if their schedules permitted, and we offered to accept RTSX-S parts from the original manufacturer in exchange for UMC parts. Four programs to test UMC parts are in progress: the National Aeronautics and Space Agency (NASA) Office of Logic Design, Aerospace, and the Japan Aerospace Exploration Agency (JAXA) are testing space-grade RTSX-S devices, and Aerospace is also testing commercial-grade SX-A devices. In addition, we have already tested hundreds of RTSX-S and SX-A devices from UMC. While the programs have different objectives and utilize different test vehicles and protocols, all are accelerated life testing programs that make use of overstress conditions to cause the product to fail more quickly.
        Based on our testing and the NASA testing results to date, we calculate that RTSX-S and SX-A devices manufactured at UMC have a failure in time (FIT) rate of substantially less than 50. A FIT is one failure per billion device-hours, so if a group of devices has a FIT rate of 50, the customer should expect there to be 50 failures per billion device-hours. However, based on the results of the Aerospace testing of SX-A devices to date, we calculate a FIT rate of substantially more than 50. Reconciling these differing test results is the focus of ongoing investigations and analysis. A relatively new subject in reliability engineering, accelerated life testing is complicated by the presence of multiple stress conditions, multiple failure mechanisms, and transient conditions in the test equipment. Given the complexity, reconciling the test results could take many months and may be impossible if the Aerospace results cannot be duplicated. In addition, accelerated life testing requires special analysis techniques to “translate” the times-to-failure data obtained under the overstress conditions to normal use conditions. Relatively small differences in the underlying data or models used in the analysis can extrapolate into greatly different conclusions. The multi-step task of fitting mathematical models to the overstress data is also likely to be a topic of continuing deliberation. In any event, we anticipate that testing and analysis will continue for at least the rest of this year.
        On January 24, 2005, we released a critical software update for our Flash-based ProASIC and ProASIC PLUS families of devices. We believe that ProASIC and ProASIC PLUS devices programmed with the updated software should achieve a minimum performance retention period of 20 years after programming. When it was not practicable to reprogram deployed devices with the updated software, we worked with customers on a case-by-case basis to assess the performance retention periods of the particular ProASIC and ProASIC PLUS devices in their designs.
£	Any error or defect in our products could have a material adverse effect on our business, financial condition, or operating results.
        If problems occur in the operation or performance of our products, we may experience delays in meeting key introduction dates or scheduled delivery dates to our customers, in part because our products are manufactured by third parties. These problems also could cause us to incur significant re-engineering costs, divert the attention of our engineering personnel from our product development efforts, and cause significant customer relations and business reputation problems. Any error or defect might require product replacement or recall or obligate us to accept product returns. Any of the foregoing could have a material adverse effect on our financial results and business in both the short and long term.
£	Any product liability claim could pose a significant risk to our business, financial condition, or operating results.
        Product liability claims may be asserted with respect to our products. Our products are typically sold at prices that are significantly lower than the cost of the end-products into which they are incorporated. A defect or failure in our product could cause failure in our customer’s end-product, so we could face claims for damages that are much higher than the revenues and profits we receive from the products involved. In addition, product liability risks are particularly significant with respect to aerospace, automotive, and medical applications because of the risk of serious harm to users of these products. Any product liability claim, whether or not determined in our favor, can result in significant expense, divert the efforts of our technical and management personnel, and harm our business. In the event of an adverse settlement of any product liability claim or an adverse ruling or in any product liability litigation, we could incur significant monetary liabilities, which may not be covered by any insurance that we carry and might have a materially adverse effect on our financial condition and/or operating results.

●	We may be unsuccessful in defining, developing, or selling competitive new or improved products at acceptable margins.
        The market for our products is characterized by rapid technological change, product obsolescence, and price erosion, making the timely introduction of new or improved products critical to our success. Our failure to design, develop, market, and sell new or improved products that satisfy customer needs, compete effectively, and generate acceptable margins may adversely affect our business, financial condition, and operating results. While most of our product development programs have achieved a level of success, some have not. For example:
➢	We announced our intention to develop SRAM-based FPGA products in 1996 and abandoned the development in 1999 principally because the product would no longer have been competitive.

➢	We introduced our VariCore embeddable reprogrammable gate array (EPGA) logic core based on SRAM technology in 2001. Revenues from VariCore EPGAs did not materialize and the development of a more advanced VariCore EPGA was cancelled. In this case, a market that we believed would develop did not emerge.

➢	In 2001, we also launched our BridgeFPGA initiative to address the I/O problems created within the high-speed communications market by the proliferation of interface standards. We introduced the antifuse-based Axcelerator FPGA, which has dedicated I/O circuits that can support multiple interface standards, in 2002. However, the development of subsequent BridgeFPGA products was postponed in 2002 due principally to the prolonged downturn in the high-speed communications market. The development was cancelled in 2003 primarily because the subsequent BridgeFPGA products would no longer have been competitive.
Our experience generally suggests that the risk is greater when we attempt to develop products based in whole or in part on technologies with which we have limited experience. On July 18, 2005, we announced our new Actel Fusion technology, which integrates into a single Programmable System Chip (PSC) analog capabilities with Flash memory and FPGA fabric that may be used with soft processor cores, including the ARM 7.0 microprocessor core that we offer. We have limited experience with analog and soft processor cores.
£	Numerous factors can cause the development or introduction of new products to fail or be delayed.
To develop and introduce a product, we must successfully accomplish all of the following:
➢	anticipate future customer demand and the technology that will be available to meet the demand;

➢	define the product and its architecture, including the technology, silicon, programmer, IP, software, and packaging specifications;

➢	obtain access to advanced manufacturing process technologies;

➢	design and verify the silicon;

➢	develop and release evaluation software;

➢	layout the FPGA and other functional blocks along with the circuitry required for programming;

➢	integrate the FPGA block with the other functional blocks;

➢	simulate (i.e., test) the design of the product;

➢	tapeout the product (i.e., compile a database containing the design information about the product for use in the preparation of masks);

➢	generate masks for use in manufacturing the product and evaluate the software;

➢	manufacture the product at the foundry;

➢	verify the product; and

➢	qualify the process, characterize the product, and release production software.
Each of these steps is difficult and subject to failure or delay, and the failure or delay of any step can cause the failure or delay of the entire development and introduction. In addition to failing to meet our development and introduction schedules for new products or the supporting software or hardware, our new products may not gain market acceptance, and we may not respond effectively to new technological changes or new product announcements by others. Any failure to successfully define, develop, market, manufacture, assemble, test, or program competitive new products could have a materially adverse effect on our business, financial condition, and operating results.
£	New products are subject to greater operational risks.
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
£	New products are subject to greater technology risks.
        As is common in the semiconductor industry, we have experienced from time to time in the past, and expect to experience in the future, difficulties and delays in achieving satisfactory, sustainable yields on new products. The fabrication of antifuse and Flash wafers is a complex process that requires a high degree of technical skill, state-of-the-art equipment, and effective cooperation between us and the foundry to produce acceptable yields. Minute impurities, errors in any step of the fabrication process, defects in the masks used to print circuits on a wafer, and other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to be non-functional. Yield problems increase the cost of as well as time it takes us to bring our new products to market, which can create inventory shortages and dissatisfied customers. Any prolonged inability to obtain adequate yields or deliveries of new products could have a materially adverse effect on our business, financial condition, or operating results.
£	New products generally have lower gross margins.
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

●	We face intense competition and have some competitive disadvantages that we may not be able to overcome.
        The semiconductor industry is intensely competitive. Our competitors include suppliers of hard-wired ASICs, CPLDs, and FPGAs. Our biggest direct competitors are Xilinx, Altera, and Lattice, all of which are suppliers of CPLDs and SRAM-based FPGAs; and QuickLogic, a supplier of antifuse-based FPGAs. Altera and Lattice also recently announced the development of FPGAs manufactured on embedded Flash processes. We also face competition from suppliers of logic products based on new or emerging technologies. While we seek to monitor developments in existing and emerging technologies, our technologies may not remain competitive. In addition, we face competition from companies that specialize in converting our products into hard-wired ASICs.
£	Many of our current and potential competitors are larger and have more resources.
        We are much smaller than Xilinx and Altera, which have broader product lines, more extensive customer bases, and substantially greater financial and other resources than us. Additional competition is also possible from major domestic and international semiconductor suppliers, all of which are larger and have broader product lines, more extensive customer bases, and substantially greater financial and other resources than us, including the capability to manufacture their own wafers. We may not be able to overcome these competitive disadvantages.
£	Our antifuse technology is not reprogrammable, which is a competitive disadvantage in most cases.
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
£	Our Flash and antifuse technologies are not manufactured on standard processes, which is a competitive disadvantage.
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

●	Our business and operations may be disrupted by events that are beyond our control or the control of our business partners.
        Our performance is subject to events or conditions beyond our control, and the performance of each of our foundries, suppliers, subcontractors, distributors, agents, and customers is subject to events or conditions beyond their control. These events or conditions include labor disputes, acts of public enemies or terrorists, war or other military conflicts, blockades, insurrections, riots, epidemics, quarantine restrictions, landslides, lightning, earthquakes, fires, storms, floods, washouts, arrests, civil disturbances, restraints by or actions of governmental bodies acting in a sovereign capacity (including export or security restrictions on information, material, personnel, equipment, or otherwise), breakdowns of plant or machinery, and inability to obtain transport or supplies. This type of disruption could impair our operations, which may have a materially adverse effect on our business, financial condition, and operating results.
        Our corporate offices are located in California, which was subject to power outages and shortages during 2001 and 2002. More extensive power shortages in the state could disrupt our operations and interrupt our research and development activities. Our foundry partners in Japan and Taiwan as well as our operations in California are located in areas that have been seismically active in the recent past. In addition, many of the countries outside of the United States in which our foundry partners and assembly and other subcontractors are located have unpredictable and potentially volatile economic, social, or political conditions, including the risks of conflict between Taiwan and the People’s Republic of China or between North Korea and South Korea. These countries may also be more susceptible to epidemics. For example, an outbreak of Severe Acute Respiratory Syndrome (SARS) occurred in Hong Kong, Singapore, and China in 2003. The occurrence of these or similar events or circumstances could disrupt our operations and may have a materially adverse effect on our business, financial condition, and operating results.
●	We have only limited insurance coverage.
        Our insurance policies provide coverage for only certain types of losses and may not be adequate to fully offset even covered losses. If we were to incur substantial liabilities not adequately covered by insurance, our business, financial condition, or operating results could be adversely and perhaps materially affected.
●	Our business depends on numerous independent third parties whose interests may diverge from our interests.
        We rely heavily on, but generally have little control over, our independent foundries, suppliers, subcontractors, and distributors.
£	Our independent wafer manufacturers may be unable or unwilling to satisfy our needs in a timely manner, which could harm our business.
        We do not manufacture any of the semiconductor wafers used in the production of our FPGAs. Our wafers are currently manufactured by Chartered in Singapore, Infineon in Germany, Matsushita in Japan, UMC in Taiwan, and Winbond in Taiwan. Our reliance on independent wafer manufacturers to fabricate our wafers involves significant risks, including lack of control over capacity allocation, delivery schedules, the resolution of technical difficulties limiting production or reducing yields, and the development of new processes. Although we have supply agreements with some of our wafer manufacturers, a shortage of raw materials or production capacity could lead any of our wafer suppliers to allocate available capacity to other customers, or to internal uses in the case of Infineon, which could impair our ability to meet our product delivery obligations and may have a materially adverse effect on our business, financial condition, and operating results.

¤	Our limited volume and customized process requirements generally make us less attractive to independent wafer manufacturers.
        The semiconductor industry has from time to time experienced shortages of manufacturing capacity. When production capacity is tight, the relatively small amount of wafers that we purchase from any foundry and the customized process steps that are necessary for our technologies put us at a disadvantage to foundry customers who purchase more wafers manufactured on standard processes. To secure an adequate supply of wafers, we may consider various transactions, including the use of substantial nonrefundable deposits, contractual purchase commitments, equity investments, or the formation of joint ventures. Any of these transactions could have a materially adverse effect on our business, financial condition, and operating results.
¤	Identifying and qualifying new independent wafer manufacturers is difficult and might be unsuccessful.
        If our current independent wafer manufacturers were unable or unwilling to manufacture our products as required, we would have to identify and qualify additional foundries. No additional wafer foundries may be able or available to satisfy our requirements on a timely basis. Even if we are able to identify a new third party manufacturer, the costs associated with manufacturing our products may increase. In any event, the qualification process typically takes one year or longer, which could cause product shipment delays, and qualification may not be successful. Any of these developments could have a materially adverse effect on our business, financial condition, and operating results.
£	Our independent assembly subcontractors may be unable or unwilling to meet our requirements, which could delay product shipments and result in the loss of customers or revenues.
        We rely primarily on foreign subcontractors for the assembly and packaging of our products and, to a lesser extent, for testing of our finished products. Our reliance on independent subcontractors involves certain risks, including lack of control over capacity allocation and delivery schedules. We generally rely on one or two subcontractors to provide particular services and from time to time have experienced difficulties with the timeliness and quality of product deliveries. We have no long-term contracts with our subcontractors and certain of those subcontractors sometimes operate at or near full capacity. Any significant disruption in supplies from, or degradation in the quality of components or services supplied by, our subcontractors could have a materially adverse effect on our business, financial condition, and operating results.
£	Our independent software and hardware developers and suppliers may be unable or unwilling to satisfy our needs in a timely manner, which could impair the introduction of new products or the support of existing products.
        We are dependent on independent software and hardware developers for the design, development, supply, maintenance, and support of some of our analog capabilities, IP cores, design and development software, programming hardware, design diagnostics and debugging tool kits, and demonstration boards (or certain elements of those products). Our reliance on independent developers involves certain risks, including lack of control over delivery schedules and customer support. Any failure of or significant delay by our independent developers to complete software and/or hardware under development in a timely manner could disrupt the release of our software and/or the introduction of our new products, which might be detrimental to the capability of our new products to win designs. Any failure of or significant delay by our independent suppliers to provide updates or customer support could disrupt our ability to ship products or provide customer support services, which might result in the loss of revenues or customers. Any of these disruptions could have a materially adverse effect on our business, financial condition, or operating results.

£	Our future performance will depend in part on the effectiveness of our independent distributors in marketing, selling, and supporting our products.
        In 2004, sales made through distributors accounted for 67% of our net revenues. Our distributors offer products of several different companies, so they may reduce their efforts to win new designs or sell our products or give higher priority to other products. This is particularly a concern with respect to any distributor that also sells products of our direct competitors. A reduction in design win or sales effort, termination of relationship, failure to pay us for products, or discontinuance of operations because of financial difficulties or for other reasons by one or more of our current distributors could have a materially adverse effect on our business, financial condition, and operating results.
¤	Distributor contracts generally can be terminated on short notice.
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
        On April 26, 2005, Avnet, Inc. (Avnet) and Memec Group Holdings Limited (Memec) announced that they had reached a definitive agreement for Avnet to acquire Memec in a stock and cash transaction. On July 5, 2005, Avnet announced that it had completed its acquisition of Memec. Unique, a sales division of Memec, accounted for 33% of our net revenues in 2004 and had been our sole distributor in North America since March 1, 2003. Even though Xilinx is Avnet’s biggest line, our transition from Unique to Avnet has been satisfactory to date. The loss of Avnet as a distributor, or a reduction in the level of design win or sales efforts, could have a materially adverse effect on our business, financial condition, or operating results.
¤	Fluctuations in inventory levels at our distributors can affect our operating results.
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
●	We are subject to all of the risks and uncertainties associated with the conduct of international business.
£	We depend on international operations for almost all of our products.
        We purchase almost all of our wafers from foreign foundries and have almost all of our commercial products assembled, packaged, and tested by subcontractors located outside the United States. These activities are subject to the uncertainties associated with international business operations, including trade barriers and other restrictions, changes in trade policies, governmental regulations, currency exchange fluctuations, reduced protection for intellectual property, war and other military activities, terrorism, changes in social, political, or economic conditions, and other disruptions or delays in production or shipments, any of which could have a materially adverse effect on our business, financial condition, or operating results.

£	We depend on international sales for a substantial portion of our revenues.
        Sales to customers outside North America accounted for 45% of net revenues in 2004, and we expect that international sales will continue to represent a significant portion of our total revenues. International sales are subject to the risks described above as well as generally longer payment cycles, greater difficulty collecting accounts receivable, and currency restrictions. We also maintain foreign sales offices to support our international customers, distributors, and sales representatives, which are subject to local regulation. In addition, international sales are subject to the export laws and regulations of the United States and other countries. Past changes in United States export laws that required us to obtain additional export licenses have sometimes caused significant shipment delays. Any future restrictions or charges imposed by the United States or any other country on our international sales or sales offices could have a materially adverse effect on our business, financial condition, or operating results.
●	Our revenues and operating results may be adversely affected by downturns or other changes in the general economy, in the semiconductor industry, in our major markets, or at our major customers.
        We have experienced substantial period-to-period fluctuations in revenues and operating results due to conditions in the overall economy, in the general semiconductor industry, in our major markets, and at our major customers. We may again experience these fluctuations, which could be adverse and may be severe.
£	Our revenues and operating results may be adversely affected by future downturns in the semiconductor industry.
        The semiconductor industry historically has been cyclical and periodically subject to significant economic downturns, which are characterized by diminished product demand, accelerated price erosion, and overcapacity. Beginning in the fourth quarter of 2000, we experienced (and the semiconductor industry in general experienced) reduced bookings and backlog cancellations due to excess inventories at communications, computer, and consumer equipment manufacturers and a general softening in the overall economy. During this downturn, which was severe and prolonged, we experienced lower revenues, which had a substantial negative effect on our operating results. Any future downturns in the semiconductor industry may likewise have an adverse effect on our business, financial condition, or operating results.
£	Our revenues and operating results may be adversely affected by future downturns in the communications market.
        We estimate that sales of our products to customers in the communications market accounted for 27% of our net revenues for 2004, 26% for 2003, and 25% for 2002, compared with 49% for 2001 and 56% for 2000. Like the semiconductor industry in general, the communications market has been cyclical and periodically subject to significant downturns. Beginning with the fourth quarter of 2000, the communications market suffered its worst downturn in recent history. As a result, we experienced reduced revenues and operating results. Any future downturns in the communications market may likewise have an adverse effect on our revenues and operating results.
£	Our revenues and operating results may be adversely affected by future downturns in the military and aerospace market.
        We estimate that sales of our products to customers in the military and aerospace industries, which carry higher overall gross margins than sales of products to other customers, accounted for 36% of our net revenues for 2004 and 2003, compared with 41% for 2002 and 26% for 2001. In general, we believe that the military and aerospace industries have accounted for a significantly greater percentage of our net revenues since the introduction of our Rad Hard FPGAs in 1996 and our Rad Tolerant FPGAs in 1998. Any future downturn in the military and aerospace market could have a materially adverse effect on our revenues and operating results.

£	Our revenues and operating results may be adversely affected by changes in the military and aerospace market.
        In 1994, Secretary of Defense William Perry directed the Department of Defense to avoid government-unique requirements when making purchases and rely more on the commercial marketplace. We believe that this trend toward the use of “off-the-shelf” products has on balance helped our business. However, if this trend continued to the point where defense contractors customarily purchased commercial-grade parts rather than military-grade parts, the revenues and gross margins that we derive from sales to customers in the military and aerospace industries would erode, which could have a materially adverse effect on our business, financial condition, and operating results. On the other hand, there are some signs that this trend toward the use of “off-the-shelf” products is reversing. If defense contractors were to use more customized “hard-wired” ASICs and fewer off-the-shelf products, the revenues and gross margins that we derive from sales to customers in the military and aerospace industries may erode, which could also have a materially adverse effect on our business, financial condition, and operating results.
£	Our revenues and operating results may be adversely affected by future downturns at any our major customers.
        A relatively small number of customers are responsible for a significant portion our net revenues. We have experienced periods in which sales to one or more of our major customers declined significantly as a percentage of our net revenues. For example, Lockheed Martin accounted for 4% of our net revenues during 2004, compared with 11% during 2003. We believe that sales to a limited number of customers will continue to account for a substantial portion of net revenues in future periods. The loss of a major customer, or decreases or delays in shipments to major customers, could have a materially adverse effect on our business, financial condition, and operating results.
●	Any acquisition we make may harm our business, financial condition, or operating results.
        We have a mixed history of success in our acquisitions. For example:
➢	In 1999, we acquired AGL for consideration valued at $7.2 million. We acquired AGL for technology used in the unsuccessful development of an SRAM-based FPGA.

➢	In 2000, we acquired Prosys Technology, Inc. (Prosys) for consideration valued at $26.2 million. We acquired Prosys for technology used in our VariCore EPGA logic core, which was introduced in 2001 but for which no market emerged.

➢	Also in 2000, we completed our acquisition of GateField for consideration valued at $45.7 million. We acquired GateField for its Flash technology and ProASIC FPGA family. We introduced the second-generation ProASIC PLUS product family in 2002, the third-generation ProASIC3/E families in 2005, and are currently the only company offering FPGAs with a nonvolatile, reprogrammable architecture.
        In pursuing our business strategy, we may acquire other products, technologies, or businesses from third parties. Identifying and negotiating these acquisitions may divert substantial management time away from our operations. An acquisition could absorb substantial cash resources, require us to incur or assume debt obligations, and/or involve the issuance of additional Actel equity securities. The issuance of additional equity securities may dilute, and could represent an interest senior to, the rights of the holders of our Common Stock. An acquisition could involve significant write-offs (possibly resulting in a loss for the fiscal year(s) in which taken) and would require the amortization of any identifiable intangibles over a number of years, which would adversely affect earnings in those years. Any acquisition would require attention from our management to integrate the acquired entity into our operations, may require us to develop expertise outside our existing business, and could result in departures of management from either us or the acquired entity. An acquired entity could have unknown liabilities, and our business may not achieve the results anticipated at the time of the acquisition. The occurrence of any of these circumstances could disrupt our operations and may have a materially adverse effect on our business, financial condition, or operating results.
●	Changing accounting, corporate governance, public disclosure, or tax rules or practices could have a materially adverse effect on our business, financial condition, or operating results.
        Pending or new accounting pronouncements, corporate governance or public disclosure requirements, or tax regulatory rulings could have an impact, possibly material and adverse, on our business, financial condition, or operating results. Any change in accounting pronouncements, corporate governance or public disclosure requirements, or taxation rules or practices, as well as any change in the interpretation of existing pronouncements, requirements, or rules or practices, may call into question our SEC or tax filings and could affect our reporting of transactions completed before the change.
£	Proposed changes in accounting for equity compensation could adversely affect our operating results and our ability to attract and retain employees.
        In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment: An Amendment of FASB Statements No. 123 and 95.” SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and will instead require companies to recognize compensation expense using a fair-value based method for costs related to share-based payments, including stock options and employee stock purchase plans. We will be required to implement the standard no later than the fiscal year that begins January 2, 2006, and we expect that the adoption of SFAS No. 123(R) will have a material effect on our consolidated operating results and earnings per share.
        In addition, we historically have used stock options as a key component of employee compensation in order to align employees’ interests with the interests of our shareholders, encourage employee retention, and provide competitive compensation packages. To the extent that SFAS No. 123(R) or other new regulations make it more difficult or expensive to grant options to employees, we may incur increased compensation costs, change our equity compensation strategy, or find it difficult to attract, retain, and motivate employees. Any of these results could materially and adversely affect our business and operating results.
£	Compliance with the Sarbanes-Oxley Act of 2002 and related corporate governance and public disclosure requirements has resulted in significant additional expense and uncertainty.
        Changing laws, regulations, and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new SEC regulations and Nasdaq National Market rules, have resulted in significant additional expense and uncertainty. We are committed to maintaining high standards of corporate governance and public disclosure, and therefore intend to invest the resources necessary to comply with evolving laws, regulations, and standards. This investment may result in increased general and administrative expenses as well as a diversion of management time and attention from revenue-generating activities to compliance activities. These new or changed laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity. As a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. If our efforts to comply with new or changed laws, regulations, and standards differ from the activities intended by regulatory or governing bodies, we might be subject to lawsuits or sanctions or investigation by regulatory authorities, such as the SEC or The Nasdaq National Market, and our reputation may be harmed.
        We evaluated our internal controls systems in order to allow management to report on, and our independent public accountants to attest to, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act. In performing the system and process evaluation and testing required to comply with the management certification and auditor attestation requirements of Section 404, we incurred significant additional expenses, which adversely affected our operating results and financial condition and diverted a significant amount of management’s time. While we believe that our internal control procedures are adequate, we may not be able to continue complying with the requirements relating to internal controls or other aspects of Section 404 in a timely fashion. If we were not able to comply with the requirements of Section 404 in a timely manner in the future, we may be subject to lawsuits or sanctions or investigation by regulatory authorities. Any such action could adversely affect our financial results and the market price of our Common Stock. In any event, we expect that we will continue to incur significant expenses and diversion of management’s time to comply with the management certification and auditor attestation requirements of Section 404.
●	We may face significant business and financial risk from claims of intellectual property infringement asserted against us, and we may be unable to adequately enforce our intellectual property rights.
        As is typical in the semiconductor industry, we are notified from time to time of claims that we may be infringing patents owned by others. As we sometimes have in the past, we may obtain licenses under patents that we are alleged to infringe. Although patent holders commonly offer licenses to alleged infringers, we may not be offered a license for patents that we are alleged to infringe or we may not find the terms of any offered licenses acceptable. We may not be able to resolve any claim of infringement, and the resolution of any claim may have a materially adverse effect on our business, financial condition, or operating results.
        Our failure to obtain a license for technology allegedly used by us could result in litigation. In addition, we have agreed to defend our customers from and indemnify them against claims that our products infringe the patent or other intellectual rights of third parties. All litigation, whether or not determined in our favor, can result in significant expense and divert the efforts of our technical and management personnel. In the event of an adverse ruling in any litigation involving intellectual property, we could suffer significant (and possibly treble) monetary damages, which could have a materially adverse effect on our business, financial condition, or operating results. We may also be required to discontinue the use of infringing processes; cease the manufacture, use, and sale or licensing of infringing products; expend significant resources to develop non-infringing technology; or obtain licenses under patents that we are infringing. In the event of a successful claim against us, our failure to develop or license a substitute technology on commercially reasonable terms could also have a materially adverse effect on our business, financial condition, and operating results.
        We have devoted significant resources to research and development and believe that the intellectual property derived from such research and development is a valuable asset important to the success of our business. We rely primarily on patent, trademark, and copyright laws combined with nondisclosure agreements and other contractual provisions to protect our proprietary rights. The steps we have taken may not be adequate to protect our proprietary rights. In addition, the laws of certain territories in which our products are developed, manufactured, or sold, including Asia and Europe, may not protect our products and intellectual property rights to the same extent as the laws of the United States. Our failure to enforce our patents, trademarks, or copyrights or to protect our trade secrets could have a materially adverse effect on our business, financial condition, or operating results.
●	We may be unable to attract or retain the personnel necessary to successfully develop our technologies, design our products, or operate, manage, or grow our business.
        Our success is dependent in large part on our ability to attract and retain key managerial, engineering, marketing, sales, and support employees. Particularly important are highly skilled design, process, software, and test engineers involved in the manufacture of existing products and the development of new products and processes. The failure to recruit employees with the necessary technical or other skills or the loss of key employees could have a materially adverse effect on our business, financial condition, or operating results. From time to time we have experienced growth in the number of our employees and the scope of our operations, resulting in increased responsibilities for management personnel. To manage future growth effectively, we will need to attract, hire, train, motivate, manage, and retain a growing number of employees. During strong business cycles, we expect to experience difficulty in filling our needs for qualified engineers and other personnel. Any failure to attract and retain qualified employees, or to manage our growth effectively, could delay product development and introductions or otherwise have a materially adverse effect on our business, financial condition, or operating results.
●	We have some arrangements that may not be neutral toward a potential change of control and our Board of Directors could adopt others.
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
●	Our stock price may decline significantly, possibly for reasons unrelated to our operating performance.
        The stock markets broadly, technology companies generally, and our Common Stock in particular have experienced extreme price and volume volatility in recent years. Our Common Stock may continue to fluctuate substantially on the basis of many factors, including:
➢	quarterly fluctuations in our financial results or the financial results of our competitors or other semiconductor companies;

➢	changes in the expectations of analysts regarding our financial results or the financial results of our competitors or other semiconductor companies;

➢	announcements of new products or technical innovations by us or by our competitors; or

➢	general conditions in the semiconductor industry, financial markets, or economy.
●	If our stock price declines sufficiently, we would write down our goodwill, which may have a materially adverse affect on our operating results.
        We account for goodwill and other intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” Under this standard, goodwill is tested for impairment annually or more frequently if certain events or changes in circumstances indicate that the carrying amount of goodwill exceeds its implied fair value. The two-step impairment test identifies potential goodwill impairment and measures the amount of a goodwill impairment loss to be recognized (if any). The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. We are a single reporting unit under SFAS No. 142, so we use the enterprise approach to compare fair value with book value. Since the best evidence of fair value is quoted market prices in active markets, we use our market capitalization as the basis for the measurement. As long as our market capitalization is greater than our book value and we remain a single reporting unit, our goodwill will be considered not impaired, and the second step of the impairment test will be unnecessary. If our market capitalization were to fall below our book value, we would proceed to the second step of the goodwill impairment test, which measures the amount of impairment loss by comparing the implied fair value of our goodwill with the carrying amount of our goodwill. As long as we remain a single reporting entity, we believe that the difference between the implied fair value of our goodwill and the carrying amount of our goodwill would equal the difference between our market capitalization and our book value. Accordingly, if our market capitalization fell below our book value and we remained a single reporting unit, we expect that we would write down our goodwill, and recognize a goodwill impairment loss, equal to the difference between our market capitalization and our book value.

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

	Three Months Ended
	July 3,	Apr. 3,	Jan. 2,	Oct. 3,	July 4,	Apr. 4,	Jan. 4,	Oct. 5,
	2005	2005	2005	2004	2004	2004	2004	2003
			(unaudited, in thousands except per share amounts)
Statements of Operations Data:
Net revenues	$45,327	$43,984	$40,256	$39,439	$43,688	$42,153	$40,555	$38,405
Gross profit	26,767	26,068	19,392	23,403	26,634	25,656	25,220	23,319
Income (loss) from operations	1,789	815	(5,400)	(855)	2,541	2,519	2,462	1,965
Net income (loss)	2,207	1,437	(3,167)	517	2,504	2,540	2,328	2,283
Net income (loss) per share:
Basic	$0.09	$0.06	$(0.12)	$0.02	$0.10	$0.10	$0.09	$0.09

Diluted	$0.09	$0.06	$(0.12)	$0.02	$0.09	$0.09	$0.09	$0.08

Shares used in computing net income (loss) per share:
Basic	25,183	25,111	25,368	25,600	25,749	25,620	25,339	25,005

Diluted	25,400	25,652	25,368	25,930	26,584	27,324	27,235	27,101

	July 3,	Apr. 3,	Jan. 2,	Oct. 3,	July 4,	Apr. 4,	Jan. 4,	Oct. 5,
	2005	2005	2005	2004	2004	2004	2004	2003
As a Percentage of Net Revenues:
Net revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Gross profit	59.1	59.3	48.2	59.3	61.0	60.9	62.2	60.7
Income (loss) from operations	4.0	1.9	(13.4)	(2.2)	5.8	6.0	6.1	5.1
Net income (loss)	4.9	3.3	(7.9)	1.3	5.7	6.0	5.7	5.9

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     As of July 3, 2005, our investment portfolio consisted primarily of corporate bonds, floating rate short term notes, and federal and municipal obligations. The principal objectives of our investment activities are to preserve principal, meet liquidity needs, and maximize yields. To meet these objectives, we invest only in high credit quality debt securities with average maturities of less than two years. We also limit the percentage of total investments that may be invested in any one issuer. Corporate investments as a group are also limited to a maximum percentage of our investment portfolio.
     We are exposed to financial market risks, including changes in interest rates. All of the potential changes noted below are based on sensitivity analysis performed on our financial position and expected operating levels at July 3, 2005. Actual results may differ materially.
     Our investments are subject to interest rate risk. During the three months ended July 3, 2005, our investment portfolio consisting of government and corporate bonds increased $0.4 million. Any increase in interest rates could subject us to a decline in the market value of our investments. This risk is mitigated by our ability to hold our investments to maturity. A hypothetical 100 basis point increase in interest rates would result in a reduction of approximately $1.3 million in the fair value of our available-for-sale securities held at July 3, 2005.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
     Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.
Changes in internal control over financial reporting.
     There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
     The 2005 Annual Meeting of Shareholders of Actel was held on June 3, 2005. At the Annual Meeting, our shareholders (i) elected directors to serve until the next Annual Meeting of Shareholders and until their successors are elected; (ii) approved amendments made in our Amended and Restated 1986 Equity Incentive Plan (formerly the 1986 Incentive Stock Option Plan), including the authority to grant stock appreciation rights, restricted stock, restricted stock units, performance shares, and performance units; (iii) approved an amendment made in our Amended and Restated 1993 Employee Stock Purchase Plan increasing the number of shares reserved for issuance under the Plan by 1,000,000; and (iv) ratified the appointment of Ernst & Young LLP as our registered public accounting firm for the fiscal year ending January 1, 2006.
     The vote on election of directors was as follows:

Nominee	For	Withheld
John C. East	21,961,181	2,181,746

James R. Fiebiger.	15,214,628	8,928,299

Jacob S. Jacobsson	18,304,464	5,838,463

J. Daniel McCranie	15,159,028	8,983,899

Henry L. Perret	9,576,555	14,566,372

Robert G. Spencer.	15,216,928	8,925,999
     The vote on approval of the amendments made in our Amended and Restated 1986 Equity Incentive Plan was as follows:

For	Against	Abstain
16,571,261	4,326,448	165,750
     The vote on approval of the amendment made in our Amended and Restated 1993 Employee Stock Purchase Plan was as follows:

For	Against	Abstain
15,308,056	5,600,075	155,328
     The vote on ratification of the appointment of Ernst & Young LLP was as follows:

For	Against	Abstain
23,338,911	786,682	17,334

Item 5. Other Information
     John C. East, President and Chief Executive Officer and a Director of Actel, has adopted a pre-arranged stock trading plan to sell Actel Common Stock over time as part of his individual long-term strategy for asset diversification and liquidity. The stock trading plan was adopted in accordance with guidelines specified under Rule 10b5-1 of the Securities and Exchange Act of 1934 and Actel’s policies regarding stock transactions.
     Rule 10b5-1allows corporate officers and directors to adopt written, pre-arranged stock trading plans when they do not have material, non-public information. Once the plan is in place, the officer or director does not retain or exercise any discretion over shares traded under the plan, although the officer or director may later amend or terminate the plan. The broker administering the plan is authorized to trade company shares in volumes and at times determined independently by the broker, subject to the limitations set forth in the plan. Using these plans, insiders can gradually diversify their investment portfolios, spread stock trades out over an extended period of time to reduce any market impact, and avoid concerns about whether they had material, non-public information when they sold their stock.
     Under Mr. East’s Rule 10b5-1 Plan, which was adopted on July 6, 2005, Mr. East may sell up to 75,000 shares each quarter. The Plan has a series of laddered price triggers for the sale of shares, which have been or will be acquired through the exercise of employee stock options. The transactions under this Plan will commence no earlier than November 15, 2005, and will be disclosed publicly through Form 144 and Form 4 filings with the SEC.
Item 6. Exhibits

Exhibit Number	Description
10.1 (1)	Amended and Restated 1986 Equity Incentive Plan.

10.2 (1)	Amended and Restated 1993 Employee Stock Purchase Plan.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	This Exhibit is a management contract or compensatory plan or arrangement.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTEL CORPORATION

Date: August 10, 2005	/s/ Jon A. Anderson

Jon A. Anderson
Vice President of Finance
and Chief Financial Officer
(as principal financial officer
and on behalf of Registrant)

INDEX TO EXHIBITS

Exhibit Number	Description
10.1 (1)	Amended and Restated 1986 Equity Incentive Plan.

10.2 (1)	Amended and Restated 1993 Employee Stock Purchase Plan.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	This Exhibit is a management contract or compensatory plan or arrangement.