Form 10-Q
period 2005-10-02
ACTEL CORP
filed 2005-11-10
CIK 907687

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 0-21970

ACTEL CORPORATION
(Exact name of Registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	77-0097724 (I.R.S. Employer Identification No.)

2061 Stierlin Court Mountain View, California (Address of principal executive offices)	94043-4655 (Zip Code)
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

Yes ☑	No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑	No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
     Number of shares of Common Stock outstanding as of November 8, 2005: 25,400,592

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
ACTEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended			Nine Months Ended
	Oct. 2,	Oct. 3,	July 3,	Oct. 2,	Oct. 3,
	2005	2004	2005	2005	2004
Net revenue	$46,378	$39,439	$45,327	$135,689	$125,280
Costs and expenses:
Cost of revenues	19,033	16,036	18,560	55,509	49,587
Research and development	12,166	11,959	11,759	35,783	34,200
Selling, general, and administrative	12,204	11,637	12,667	37,708	35,300
Amortization of acquisition-related intangibles	540	662	552	1,650	1,988

Total costs and expenses	43,943	40,294	43,538	130,650	121,075

Income from operations	2,435	(855)	1,789	5,039	4,205
Interest income and other, net	1,019	821	926	2,725	2,153

Income before tax provision	3,454	(34)	2,715	7,764	6,358
Tax provision	1,216	(551)	508	1,882	797

Net income	$2,238	$517	$2,207	$5,882	$5,561

Net income per share:
Basic	$0.09	$0.02	$0.09	$0.23	$0.22

Diluted	$0.09	$0.02	$0.09	$0.23	$0.21

Shares used in computing net income per share:
Basic	25,388	25,600	25,183	25,227	25,656

Diluted	25,596	25,930	25,400	25,549	26,613

ACTEL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	Oct. 2,	Jan. 2,
	2005 (1)	2005 (2)
ASSETS
Current assets:
Cash and cash equivalents	$17,288	$6,405
Short-term investments	136,349	148,297
Accounts receivable, net	30,174	17,686
Inventories, net	40,148	41,218
Deferred income taxes	22,124	22,230
Prepaid expenses and other current assets	4,893	4,831

Total current assets	250,976	240,667
Property and equipment, net	23,670	22,804
Goodwill	32,142	32,142
Other assets, net	25,939	19,677

	$332,727	$315,290

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,202	$11,397
Accrued salaries and employee benefits	5,834	6,776
Other accrued liabilities	5,753	4,364
Deferred income on shipments to distributors	29,332	23,658

Total current liabilities	52,121	46,195
Deferred compensation plan liability	3,545	3,258
Long-term royalty	7,890	—
Deferred rent liability	1,194	1,044

Total liabilities	64,750	50,497

Shareholders’ equity:
Common stock	25	25
Additional paid-in capital	191,306	188,631
Retained earnings	77,365	76,577
Accumulated other comprehensive loss	(719)	(440)

Total shareholders’ equity	267,977	264,793

	$332,727	$315,290

(1)	Unaudited.

(2)	Derived from the consolidated audited financial statements included in our report on Form 10-K for the fiscal year ended January 2, 2005 (2004 Form 10-K).
See Notes to Unaudited Condensed Consolidated Financial Statements

ACTEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended
	Oct. 2,	Oct. 3,
	2005	2004
Operating activities:
Net income	$5,882	$5,561
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,487	7,748
Stock compensation cost recognized	—	44
Changes in operating assets and liabilities:
Accounts receivable	(12,488)	(3,780)
Inventories	1,070	1,319
Deferred income taxes	556	395
Prepaid expenses and other current assets	(62)	(856)
Accounts payable, accrued salaries and employee benefits, and other accrued liabilities	(288)	(5,371)
Deferred income on shipments to distributors	5,674	6,495

Net cash provided by operating activities	8,831	11,555
Investing activities:
Purchases of property and equipment	(7,703)	(8,341)
Purchases of available-for-sale securities	(49,912)	(137,476)
Sales and maturities of available for sale securities	61,396	133,991
Changes in other long term assets	690	(585)

Net cash provided by (used in) investing activities	4,471	(12,411)
Financing activities:
Repurchase of common stock	(9,796)	(9,626)
Issuance of common stock under employee stock plans	7,377	7,342

Net cash used in financing activities	(2,419)	(2,284)

Net increase (decrease) in cash and cash equivalents	10,883	(3,140)
Cash and cash equivalents, beginning of period	6,405	13,648

Cash and cash equivalents, end of period	$17,288	$10,508

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes, net	$106	$420
Noncash transactions for long-term royalty commitment	$8,500	$—
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
     These unaudited condensed consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in our 2004 Form 10-K. The results of operations for the nine months ended October 2, 2005, are not necessarily indicative of results that may be expected for the entire fiscal year, which ends January 1, 2006.
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
     Impact of Recently Issued Accounting Standards
     In November, 2004, the FASB issued SFAS No. 151, “Inventory Costs — An Amendment to ARB No. 43, Chapter 4.” SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005, and is required to be adopted by Actel in the first quarter of fiscal 2006. We are evaluating the effect that the adoption of SFAS No. 151 will have on our consolidated results of operations and financial condition but do not expect it to have a material impact.
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

ACTEL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.	Stock Based Compensation
     We account for our stock option plans under the intrinsic value recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related FASB Interpretations (FINs). As the exercise price of all options granted under our stock option plans was equal to the market price of the underlying Common Stock on the grant date, our stock options had no intrinsic value on the date of grant and no stock-based employee compensation cost has been recognized in net income. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to options granted under our stock option plans and Employee Stock Purchase Plan. For purposes of pro forma disclosures, the estimated fair value of our stock-based awards to employees is amortized to expense using the graded method for options and during the purchase periods for employee stock purchase rights. Our pro forma information is as follows:

	Three Months Ended			Nine Months Ended
	Oct. 2,	Oct. 3,	July 3,	Oct. 2,	Oct. 3,
	2005	2004	2005	2005	2004
	(unaudited, in thousands except per share amounts)
Net income as reported	$2,238	$517	$2,207	$5,882	$5,561
Add back:
Stock-based compensation included in reported net income	$—	$—	$—	$—	$44
Less:
Total stock-based employee compensation expense determined under the fair value method for all awards, net of tax	$(3,125)	$(3,315)	$(3,118)	$(9,711)	$(8,607)

Pro forma net loss	$(887)	$(2,798)	$(911)	$(3,829)	$(3,002)

Earnings per share as reported:
Basic	$0.09	$0.02	$0.09	$0.23	$0.22

Diluted	$0.09	$0.02	$0.09	$0.23	$0.21

Pro forma loss per share:
Basic	$(0.03)	$(0.11)	$(0.04)	$(0.15)	$(0.12)

Diluted	$(0.03)	$(0.11)	$(0.04)	$(0.15)	$(0.12)

     The fair value of each option grant, as defined by SFAS No. 123, is estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes model was developed to estimate the fair value of freely tradable, fully transferable options without vesting or employment status restrictions. However, options granted under our stock option plans are not freely tradable, or transferable, and have vesting and employment status restrictions. As a consequence, when applied to the valuation of employee stock options, the Black-Scholes framework requires the input of assumptions, including future stock price volatility and expected time until exercise, that greatly affect the fair value estimation.

ACTEL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3.	Goodwill and Other Acquisition-Related Intangibles
     We account for goodwill and other intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” Under this standard, goodwill is tested for impairment annually or more frequently if certain events or changes in circumstances indicate that the carrying value may not be recoverable. We completed our annual goodwill impairments tests as of January 2, 2005, and noted no impairment. Our next annual impairment test will be performed in the fourth quarter of 2005. No indicators of impairment were present during the nine months ended October 2, 2005.
     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we recognize impairment losses on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the net book value of those assets. The impairment loss, if any, is measured by comparing the fair value of the asset to its carrying value. Fair value is based on discounted cash flows using present value techniques identified in SFAS No. 144. No indicators of impairment were present during the nine months ended October 2, 2005.
4.	Inventories
     Inventories consist of the following:

	Oct. 2,	Jan. 2,
	2005	2005
	(unaudited, in
	thousands)
Inventories, net:
Purchased parts and raw materials	$6,626	$8,636
Work-in-process	26,831	27,358
Finished goods	6,691	5,224

	$40,148	$41,218

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

ACTEL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
demand or market conditions are less favorable than those we have projected, additional inventory write downs may be required.
     “Last time buy” inventory purchases are excluded from our standard excess and obsolescence write down policy and are instead subject to a discrete write down policy. Last time buys occur when a wafer supplier is about to shut down the manufacturing line used to make a product and current inventories are insufficient to meet foreseeable future demand. We made last time buys of certain products from our wafer suppliers during 2003 and the first quarter of 2005. Since this inventory was not acquired to meet current demand, we do not believe the application of our standard inventory write down policy would be appropriate. Inventory purchased in last time buy transactions is evaluated on an ongoing basis for indications of excess or obsolescence based on rates of actual sell through; expected future demand for those products over a longer time horizon; and any other qualitative factors that may indicate the existence of excess or obsolete inventory. In the event that actual sell through does not meet expectations or estimations of expected future demand decrease, inventory write downs of last time buy inventory may be required. Evaluations of last time buy inventory during the first nine months of 2005 did not result in any write downs of this material. Inventory at the end of the third quarter of 2005 included $5.7 million of materials purchased in last time buys.
5.	Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended			Nine Months Ended
	Oct. 2,	Oct. 3,	July 3,	Oct. 2,	Oct. 3,
	2005	2004	2005	2005	2004
	(unaudited, in thousands except per share amounts)
Basic:
Weighted-average common shares outstanding	25,388	25,600	25,183	25,227	25,656

Net income	$2,238	$517	$2,207	$5,882	$5,561

Net income per share	$0.09	$0.02	$0.09	$0.23	$0.22

Diluted:
Weighted-average common shares outstanding	25,388	25,600	25,183	25,227	25,656

Net effect of dilutive employee stock options — based on the treasury stock method	208	330	217	322	957

Shares used in computing net income per share	25,596	25,930	25,400	25,549	26,613

Net income	$2,238	$517	$2,207	$5,882	$5,561

Net income per share	$0.09	$0.02	$0.09	$0.23	$0.21

     For the three months ended October 2, 2005, October 3, 2004, and July 3, 2005, options outstanding under our stock option plans to purchase approximately 8,171,000, 7,005,000, and 8,098,000 shares, respectively, of our Common Stock were excluded from the treasury stock method used to determine the net effect of dilutive employee stock options because their inclusion would have had an anti-dilutive effect on net income per share.

     For the nine months ended October 2, 2005, and October 3, 2004, options outstanding under our stock option plans to purchase approximately 7,816,000 and 4,722,000 shares, respectively, of our Common Stock were excluded from the treasury stock method used to determine the net effect of dilutive employee stock options because their inclusion would had an anti-dilutive effect on net income per share.
6.	Comprehensive Income
     The components of comprehensive income, net of tax, are as follows:

	Three Months Ended			Nine Months Ended
	Oct. 2,	Oct. 3,	July 3,	Oct. 2,	Oct. 3,
	2005	2004	2005	2005	2004
	(unaudited, in thousands except per share amounts)
Net income	$2,238	$517	$2,207	$5,882	$5,561
Change in (loss) gain on available-for-sale securities net of tax of ($84), $39, $143, ($196), and ($286), respectively	(127)	58	214	(294)	(429)
Less reclassification adjustment for (losses) gains included in net income, net of tax of ($4), $3, $9, $11, and ($8), respectively	(6)	4	13	15	(12)

Other comprehensive (loss) income net of tax of ($89), $42, $151, ($186) and ($294), respectively	(133)	62	227	(279)	(441)

Total comprehensive income	$2,105	$579	$2,434	$5,603	$5,120

     Accumulated other comprehensive income is presented on the accompanying condensed consolidated balance sheets and consists of the accumulated net unrealized gain (loss) on available-for-sale securities.
7.	Legal Matters and Loss Contingencies
     From time to time we are notified of claims, including claims that we may be infringing patents owned by others, or otherwise become aware of conditions, situations, or circumstances involving uncertainty as to the existence of a liability or the amount of a loss. When probable and reasonably estimable, we make provisions for estimated liabilities. As we sometimes have in the past, we may settle disputes and/or obtain licenses under patents that we are alleged to infringe. We can offer no assurance that any pending or threatened claim or other loss contingency will be resolved or that the resolution of any such claim or contingency will not have a materially adverse effect on our business, financial condition, or results of operations. In addition, our evaluation of the impact of these claims and contingencies could change based upon new information. Subject to the foregoing, we do not believe that the resolution of any pending or threatened legal claim or loss contingency is likely to have a materially adverse effect on our financial position at October 2, 2005, or results of operations or cash flows for the quarter or year-to-date period then ended.
8.	Commitments
     As of October 2, 2005, the Company has approximately $8.5 million of non-cancelable obligations to providers of electronic design automation software expiring at various dates through 2008. The current portion of these obligations is recorded in other accrued liabilities and the long-term portion of these obligations is recorded at net present value in long-term royalties on the accompanying balance sheet. The asset portion of these commitments is recorded in the “Other assets, net” line on the balance sheet.

ACTEL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9.	Shareholder Equity
     Our Board of Directors has authorized a stock repurchase program, under which shares of our Common Stock may be purchased from time to time in the open market at the discretion of management. In the three months ended April 3, 2005, we repurchased 627,500 shares for $9.8 million. We did not repurchase any shares during the three months ended October 2, 2005 and July 3, 2005. As of October 2, 2005, we had remaining authorization to repurchase up to 1,610,803 shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     In this Quarterly Report on Form 10-Q, Actel Corporation and its consolidated subsidiaries are referred to as “we,” “us,” “our,” or “Actel.” You should read the information in this Quarterly Report with the Risk Factors at the end of Part I. Unless otherwise indicated, the information in this Quarterly Report is given as of November 10, 2005 and we undertake no obligation to update any of the information, including forward-looking statements. All forward-looking statements are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements containing words such as “anticipates,” “believes,” “estimates,” “expects,” intends,” “plans,” “seeks,” and variations of such words and similar expressions are intended to identify the forward-looking statements. Our actual results may differ materially from those projected in the forward-looking statements for many reasons, including those set forth in the Risk Factors.
Overview
     The purpose of this overview is to provide context for the discussion and analysis of our financial statements that follows by briefly summarizing the most important known trends and uncertainties, as well as the key performance indicators, on which our executives were focused during the third quarter of 2005.
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
     High Reliability Technology and Market
     We believe that we are the world’s leading supplier of space-grade FPGAs. This is a market in which the customers demand the very highest levels of quality and reliability. To that end, we have conducted analysis of and experiments on the reliability of our RTSX-S FPGAs for about two years at the behest of an ad-hoc industry group, and we anticipate that those investigations will continue for at least several more months. See the Risk Factors set forth at the end of Part I of this Quarterly Report on Form 10-Q for more information.
     During the third quarter, we provided the military and aerospace industry with our high-reliability product roadmap, which includes plans to deliver the first Flash-based, “live at power-up” FPGAs for space applications, enabling in-space reconfigurability. Also on the roadmap is the 250,000 system-gate RHAX250S device, a radiation-hardened (RH) FPGA based on our existing RTAX250S device. Like our RH1020 and RH1280 devices, which have been discontinued (see the Risk Factors set forth at the end of Part I of this Quarterly Report on Form 10-Q for more information), the RHAX250S FPGA will be manufactured by BAE Systems at an RH foundry in Manassas, Virginia. Since they are expected to be manufactured entirely within the continental United States, our RHAX250S FPGAs will comply with the “trusted foundry” initiative recently established by the U.S. Department of Defense. Another product on the roadmap is the four million system-gate RTAX4000S device, the highest density radiation-tolerant (RT) FPGA for space designs. Unlike our RTSX-S devices, which serve only the low (or “glue logic”) end of the high-reliability market, our RTAX-S FPGAs will also serve the high (or “ASIC replacement”) end of the high-reliability market, which we think is several times larger than the low end of the market. Software is available today for users to begin designing with the RTAX4000S and RHAX250S products, and delivery of production parts is planned by the end of 2006, which fits pretty well with a typical design cycle. Since the RTAX4000S has more than ten times the logic gates of the largest member of the existing RTSX-S family, and the RHAX250S has about three times the logic gates of the largest member of the existing RH family plus memory, we believe that we will be able to expand our share of the aerospace and defense market over the next several years despite the ongoing RTSX-S investigations and the discontinuation of the RH1020 and RH1280 products.

     Key Indicators
     We measure the condition and performance of our business in numerous ways, but the key quantitative indicators that we generally use to manage the business are bookings, backlog, design wins, margins, and yields. We also carefully monitor the progress of our product development efforts. Of these, we think that bookings and backlog are the best indicators of short-term performance and that designs wins and product development progress are the best indicators of long-term performance. Our bookings (measured as end-customer orders placed on us and our distributors) were higher during the third quarter of 2005 than during the second quarter of 2005. Total backlog at the beginning of the fourth quarter of 2005 was higher than at the beginning of the third quarter of 2005, but backlog scheduled for shipment within the quarter was lower. We think this evidences uncertainty among our customers about their businesses. Our design wins were down slightly in the third quarter, which probably reflects the summer slowdown experienced by many companies but may also indicate that design wins for ProASIC Plus, our second generation Flash family, peaked in the second quarter of 2005. In any event, we anticipate that future momentum in design wins will come from our third-generation ProASIC3/E families. Our product development progress during the third quarter was exceptional, particularly on the Actel Fusion products, which integrate an analog block, a Flash memory, and an FPGA into a single low-price chip.
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
     “Last time buy” inventory purchases are excluded from our standard excess and obsolescence write down policy and are instead subject to a discrete write down policy. Last time buys occur when a wafer supplier is about to shut down the manufacturing line used to make a product and current inventories are insufficient to meet foreseeable future demand. We made last time buys of certain products from our wafer suppliers during 2003 and the first quarter of 2005. Since this inventory was not acquired to meet current demand, we do not believe the application of our standard inventory write down policy would be appropriate. Inventory purchased in last time buy transactions is evaluated on an ongoing basis for indications of excess or obsolescence based on rates of actual sell through; expected future demand for those products over a longer time horizon; and any other qualitative factors that may indicate the existence of excess or obsolete inventory. In the event that actual sell through does not meet expectations or estimations of expected future demand decrease, inventory write downs of last time buy inventory may be required. Evaluations of last time buy inventory during the first nine months of 2005 did not result in any write downs of this material. Inventory at the end of the third quarter of 2005 included $5.7 million of materials purchased in last time buys.
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
     Legal Matters and Loss Contingencies
     From time to time we are notified of claims, including claims that we may be infringing patents owned by others, or otherwise become aware of conditions, situations, or circumstances involving uncertainty as to the existence of liability or the amount of the loss. When probable and reasonably estimable, we make provision for estimated liabilities. As we sometimes have in the past, we may settle disputes and/or obtain licenses under patents that we are alleged to infringe. We can offer no assurance that any pending or threatened claim or other loss contingency will be resolved or that the resolution of any such claim or contingency will not have a materially adverse effect on our business, financial condition, or results of operations. In addition, our evaluation of the impact of these claims and contingencies could change based upon new information. Subject to the foregoing, we do not believe that the resolution of any pending or threatened legal claim or loss contingency is likely to have a materially adverse effect on our financial position at October 2, 2005, or results of operations or cash flows for the quarter or year-to-date period then ended.
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
Results of Operations
     Net Revenues
     Net revenues were $46.4 million for the third quarter of 2005, a 2% increase from the second quarter of 2005 and an 18% increase from the third quarter of 2004. Quarterly net revenues increased sequentially due to a 13% increase in the overall average selling price (ASP) of FPGAs that was offset by a 9% decrease in unit shipments. Quarterly net revenues increased from the third quarter a year ago due to a 20% increase in ASPs. Unit volumes and ASP levels fluctuate principally because of changes in the mix of products sold. Our product portfolio includes products ranging from devices with lower ASPs, which typically sell in higher volumes, to devices with higher ASPs, which typically sell in lower volumes.
     Net revenues were $135.7 million for the first nine months of 2005, an increase of 8% from the first nine months of 2004. Net revenues increased due to a 2% increase in unit shipments combined with an 8% increase in overall ASPs. The increase in unit shipments was driven primarily by increased sales of our new product families, while the increase in ASPs was primarily the result of a shift toward higher ASP versions of our mature product families.
     Gross Margin
     Gross margin was 59.0% of net revenues for the third quarter of 2005 compared with 59.1% for the second quarter of 2005 and 59.3% for the third quarter of 2004. Gross margin was 59.1% of net revenues for the first nine months of 2005 compared with 60.4% for the first nine months of 2004. The decrease in gross margin during the first nine months of 2005 was attributable to proportionately greater sales of new products, which tend to have lower gross margins than mature products.
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
     Research and Development (R&D)
     R&D expenditures were $12.2 million, or 26% of net revenues, for the third quarter of 2005 compared with $11.8 million, or 26% of net revenues, for the second quarter of 2005 and $12.0 million, or 30% of revenues, for the third quarter of 2004. R&D expenditures in the second quarter of 2005 benefited from a Company-wide shut down during the month of June. R&D expenditures were $35.8 million, or 26% of net revenues, for the first nine months of 2005 compared with $34.2 million, or 27% of net revenues, for the first nine months of 2004. R&D spending increased due to expanded R&D efforts, increased headcount, and three full quarters of salary increases reflected in the 2005 results that were implemented in the second quarter of 2004 and therefore only partially impacted 2004 spending levels.

     Selling, General, and Administrative (SG&A)
     SG&A expenses were $12.2 million, or 26% of net revenues, for the third quarter of 2005 compared with $12.7 million, or 28% of net revenues, for the second quarter of 2005 and $11.6 million, or 30% of net revenues, for the third quarter of 2004. SG&A spending in the second quarter of 2005 was higher due to increased marketing expenses related to new product offerings offset by decreased salary and related expenses associated with a Company-wide shutdown during the last week of June. SG&A expenses were $37.7 million, or 28% of net revenues, for the first nine months of 2005 compared with $35.3 million, or 28% of net revenues, for the first nine months of 2004. SG&A expenses for the third quarter and first nine months of 2005 were higher as compared with the corresponding periods in the proceeding year due to increased marketing expenses related to new product offerings, increased selling expense associated with higher revenue levels, and three full quarters of salary increases reflected in the 2005 results that were implemented in the second quarter of 2004 and therefore only partially impacted spending levels in 2004.
     Amortization of Acquisition-Related Intangibles
     Amortization of acquisition-related intangibles was $0.6 million for the first and second quarters of 2005 and $0.5 million for the third quarter of 2005. Amortization expense was $0.7 million for each of the quarters of 2004. The decrease in amortization expense beginning in the first quarter of 2005 was attributable to the full amortization of an acquisition-related intangible in December 2004.
     Tax Provision (Benefit)
     Our tax provision is based on the estimated annual tax rate in compliance with SFAS No. 109, “Accounting for Income Taxes.” Significant components affecting the tax rate include R&D credits, income from tax-exempt securities, the state composite rate, and recognition of certain deferred tax assets subject to valuation allowances. The tax provision for the third quarter of 2005 was a provision of $1.2 million compared with a provision of $0.5 million for the second quarter of 2005 and a tax benefit of $0.6 million for the third quarter of 2004. The tax provision for the first nine months of 2005 is based on an annual effective tax rate of 24%, which is calculated on the basis of our expected level of profitability and includes items such as income from tax-exempt securities, the composite state tax rate, and the benefit of a full year of R&D tax credit.
Financial Condition, Liquidity, and Capital Resources
     Our total assets were $332.7 million at the end of the third quarter of 2005 compared with $315.3 million at the end of 2004. The following table sets forth certain financial data from the condensed consolidated balance sheets expressed as a percentage change from January 2, 2005, to October 2, 2005:

% change
Cash, cash equivalents, and short-term investments	(0.7)%
Accounts receivable, net	70.6
Inventories, net	(2.6)
Current deferred income taxes	(0.5)
Prepaid expenses and other current assets	1.3
Property and equipment, net	3.8
Other assets, net (primarily deferred income taxes and purchased intangible assets other than goodwill)	31.8
Total assets	5.5
Total current liabilities	12.8
Total liabilities	28.2
Shareholders’ equity	1.2
     Our cash, cash equivalents, and short-term investments were $153.6 million at the end of the third quarter compared with $154.7 million at the beginning of the year.

     Our net accounts receivable was $30.2 million at the end of the third quarter of 2005 compared with $17.7 million at the end of 2004. Net accounts receivable represented 57 days of sales outstanding (DSO) at the end of the third quarter of 2005 compared with 37 days of sales outstanding at the end of 2004. The increase in accounts receivable and DSO at the end of the third quarter of 2005 was the result of 50% of third quarter shipments occurring in the month of September due primarily to the aging of scheduled backlog at the beginning of the quarter and weak “turns” orders during the first two months of the quarter. Total backlog at the beginning of the fourth quarter of 2005 was higher than at the beginning of the third quarter of 2005, but backlog scheduled for shipment within the quarter was lower, which reasonably might be expected to result in lower shipments and revenue in the fourth quarter.
     Our net inventories were $40.1 million at the end of the third quarter of 2005 compared with $41.2 million at the end of 2004. The decrease in inventory was primarily the result of a reduction of inventory levels in some of our older product families offset by a $3.0 million “last time buy” of inventory in the first quarter of 2005. Inventory days of supply increased from 180 days at the end of 2004 to 192 days at the end of the third quarter of 2005. Inventory would have been 213 days at the end of 2004 without the impact of $3.2 million of write-downs recorded in the fourth quarter of 2004, which significantly increased cost of sales.
     Our other net assets increased $6.3 million at the end of the third quarter of 2005 compared with the end of 2004. This increase was largely the result of the capitalization of $8.5 million of non-cancellable obligations to providers of electronic design automation software offset by the amortization of other purchased intangible assets recorded in the first three quarters of 2005.
     Total liabilities were $64.8 million at the end of the third quarter compared with $50.5 million at the beginning of the year. The increase in total liabilities was the result of recording $8.5 million of non-cancellable obligations to various software vendors coupled with the growth in deferred income related to shipments to distributors for products that had not yet sold through to the distributor’s end customer.
     Cash provided by operating activities was $8.8 million for the first nine months of 2005 and consisted primarily of net income and an increase in deferred income on shipments to distributors, which was offset by $12.5 million of growth in accounts receivable. Net cash provided in investing activities was $4.5 million during the first nine months of 2005 and included net sales and maturities of available for sale securities of $11.5 million, which was offset by $7.7 million for purchases of property and equipment. Net cash used in financing activities was $2.4 million for the first nine months of fiscal 2005 and consisted of $9.8 million for the repurchase of Common Stock, which was offset by $7.4 million of proceeds from the issuance of Common Stock under employee stock plans.
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
     Impact of Recently Issued Accounting Standards
     In November, 2004, the FASB issued SFAS No. 151, “Inventory Costs — An Amendment to ARB No. 43, Chapter 4.” SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005, and is required to be adopted by Actel in the first quarter of fiscal 2006. We are evaluating the effect that the adoption of SFAS No. 151 will have on our consolidated results of operations and financial condition but do not expect it to have a material impact.
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
     Orders from the military and aerospace customers tend to be large and irregular, which contributes to fluctuations in our net revenues and gross margins. These sales are also subject to more extensive governmental regulations, including greater export restrictions. Historically, it has been difficult to predict if and when export licenses will be granted, if required. In addition, products for military and aerospace applications require processing and testing that is more lengthy and stringent than for commercial applications, which increases the complexity of scheduling and forecasting as well as the risk of failure. It is often impossible to determine before the end of processing and testing whether products intended for military or aerospace applications will fail and, if they do fail, it is generally not possible for replacements to be processed and tested in time for shipment during the same quarter. Any failure to effect scheduled shipments by the end of a quarter would have an immediate and adverse impact on quarterly revenues.
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
     The price we can charge for our products is constrained principally by our competition. While it has always been intense, we believe that price competition for new designs is increasing. This may be due in part to the transition toward high-level design methodologies. Designers can now wait until later in the design process before selecting a programmable logic device (PLD) or hard-wired ASIC and it is easier to convert between competing PLDs or between a PLD and a hard-wired ASIC. The increased price competition may also be due in part to the increasing penetration of PLDs into price-sensitive markets previously dominated by hard-wired ASICs. We have strategically targeted many of our products at the value-based market, which is defined primarily by low prices. If our strategy is successful, we will generate an increasingly greater percentage of our net revenues from low-price products, which may make it more difficult to maintain our gross margin at our historic levels. Any long-term decline in our gross margin may have an adverse effect on our operating results.

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
     Our products are complex and may contain errors, manufacturing defects, design defects, or otherwise fail to comply with our specifications, particularly when first introduced or as new versions are released. Our new products are being designed on ever more advanced processes, adding cost, complexity, and elements of experimentation to the development, particularly in the areas of mixed-voltage and mixed-signal design. We rely primarily on our in-house personnel to design test operations and procedures to detect any errors prior to delivery of our products to customers.
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
     On June 21, 2004, we announced the availability of RTSX-S devices from UMC. The 0.25-micron process at UMC used to manufacture our RTSX-S and SX-A devices appears to create antifuses that are less vulnerable to the failure mechanisms identified to date. During 2004, Aerospace and Actel each recommended that customers switch to UMC devices if their schedules permitted, and we offered to accept RTSX-S parts from the original manufacturer in exchange for UMC parts. By the fourth quarter of 2004, most customers had decided to switch to UMC devices. During the third quarter of 2005, we notified customers that the exchange offer would end on September 30, 2005, and released enhanced programming algorithms for RTSX-S devices (as we have done throughout this period as part of our continuous quality improvement program). Programs to test UMC parts have been or are in the process of being conducted by us and the National Aeronautics and Space Agency (NASA) Office of Logic Design, Aerospace, and the Japan Aerospace Exploration Agency (JAXA). To date:
▶	more than 1.9 million hours of testing has been conducted on approximately 3,200 space-grade RTSX-S devices programmed with the standard algorithm, with one to three failures observed (depending upon how a failure is defined);

▶	more than 2.3 million hours of testing has been conducted on approximately 2,200 commercial-grade SX-A devices programmed with the standard algorithm, with six to ten failures observed (using the same failure definitions); and

▶	more than 300,000 devices hours of testing has been conducted on approximately 225 RTSX-S devices programmed with the enhanced algorithms, with no failures observed.

     While the various programs have different objectives and utilize different test vehicles and protocols, all are accelerated life testing programs that make use of overstress conditions to cause the product to fail more quickly. Accelerated life testing is complicated by the presence of multiple stress conditions, multiple failure mechanisms, and transient conditions in the test equipment and requires special analysis techniques to “translate” the times-to-failure data obtained under the overstress conditions to normal use conditions. The multi-step task of fitting mathematical models to the overstress data is critical, since relatively small differences in the models can extrapolate into much different conclusions. Utilizing all of the available data, we calculate that RTSX-S and SX-A devices manufactured at UMC have a failure in time (FIT) rate of substantially less than 50. A FIT is one failure per billion device-hours, so if a group of devices has a FIT rate of 50, the customer should expect there to be 50 failures per billion device-hours. However, based on the same data, Aerospace calculates a FIT rate of substantially more than 50. Reconciling these differing “translations” of the data is a topic of continuing deliberation and, since many of the tests are still running, the available data will change over time. We anticipate that testing and analysis will continue for at least several more months.
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
     The market for our products is characterized by rapid technological change, product obsolescence, and price erosion, making the timely introduction of new or improved products critical to our success. Our failure to design, develop, market, and sell new or improved products that satisfy customer needs, compete effectively, and generate acceptable margins may adversely affect our business, financial condition, and operating results. While most of our product development programs have achieved a level of success, some have not. For example:
▶	We announced our intention to develop SRAM-based FPGA products in 1996 and abandoned the development in 1999 principally because the product would no longer have been competitive.

▶	We introduced our VariCore embeddable reprogrammable gate array (EPGA) logic core based on SRAM technology in 2001. Revenues from VariCore EPGAs did not materialize and the development of a more advanced VariCore EPGA was cancelled. In this case, a market that we believed would develop did not emerge.

▶	In 2001, we also launched our BridgeFPGA initiative to address the I/O problems created within the high-speed communications market by the proliferation of interface standards. We introduced the antifuse-based Axcelerator FPGA, which has dedicated I/O circuits that can support multiple interface standards, in 2002. However, the development of subsequent BridgeFPGA products was postponed in 2002 due principally to the prolonged downturn in the high-speed communications market. The development was cancelled in 2003 primarily because the subsequent BridgeFPGA products would no longer have been competitive.
Our experience generally suggests that the risk is greater when we attempt to develop products based in whole or in part on technologies with which we have limited experience. On July 18, 2005, we announced our new Actel Fusion technology, which integrates into a single Programmable System Chip (PSC) analog capabilities with Flash memory and FPGA fabric that may be used with soft processor cores, including the ARM 7.0 microprocessor core that we offer. We have limited experience with analog circuitry and soft processor cores.
£	Numerous factors can cause the development or introduction of new products to fail or be delayed.
     To develop and introduce a product, we must successfully accomplish all of the following:
▶	anticipate future customer demand and the technology that will be available to meet the demand;

▶	define the product and its architecture, including the technology, silicon, programmer, IP, software, and packaging specifications;

▶	obtain access to advanced manufacturing process technologies;

▶	design and verify the silicon;

▶	develop and release evaluation software;

▶	layout the FPGA and other functional blocks along with the circuitry required for programming;

▶	integrate the FPGA block with the other functional blocks;

▶	simulate (i.e., test) the design of the product;

▶	tapeout the product (i.e., compile a database containing the design information about the product for use in the preparation of masks);

▶	generate masks for use in manufacturing the product and evaluate the software;

▶	manufacture the product at the foundry;

▶	verify the product; and

▶	qualify the process, characterize the product, and release production software.
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
     Our gross margin is the difference between the amount it costs us to make our products and the revenues we receive from the sale of those products. One of the most important variables affecting the cost of our products is manufacturing yields. With our customized antifuse and Flash manufacturing process requirements, we almost invariably experience difficulties and delays in achieving satisfactory, sustainable yields on new products. Until satisfactory yields are achieved, gross margins on new products are generally lower than on mature products. The lower gross margins typically associated with new products could have a materially adverse effect on our operating results.
●	We face intense competition and have some competitive disadvantages that we may not be able to overcome.
     The semiconductor industry is intensely competitive. Our competitors include suppliers of hard-wired ASICs, CPLDs, and FPGAs. Our biggest direct competitors are Xilinx, Altera, and Lattice, all of which are suppliers of CPLDs and SRAM-based FPGAs; and QuickLogic, a supplier of antifuse-based FPGAs. Altera and Lattice also recently announced the development of FPGAs manufactured on embedded Flash processes. In addition, we face competition from suppliers of logic products based on new or emerging technologies. While we seek to monitor developments in existing and emerging technologies, our technologies may not remain competitive. We also face competition from companies that specialize in converting our products into hard-wired ASICs.
£	Many of our current and potential competitors are larger and have more resources.
     We are much smaller than Xilinx and Altera, which have broader product lines, more extensive customer bases, and substantially greater financial and other resources. Additional competition is also possible from major domestic and international semiconductor suppliers, all of which are larger and have broader product lines, more extensive customer bases, and substantially greater financial and other resources than us, including the capability to manufacture their own wafers. We may not be able to overcome these competitive disadvantages.
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
¤	We will not generate significant revenues from the sale of RH products for some time after our supply of RH1020 and RH1280 parts is exhausted.
     During the second quarter of 2005, we informed customers that our RH1020 and RH1280 parts had been discontinued and provided customers with a last-time opportunity to purchase such parts, subject to availability. We typically have generated quarterly revenues of several million dollars from the sale of RH parts. After our supply of RH1020 and RH1280 parts is exhausted, which we anticipate will occur during the second or third quarters of 2006, we will generate minimal revenue from the sale of RH parts (in contrast to revenue from the sale of radiation-tolerant (RT) parts, which may actually benefit from the discontinuation) until sales of our RHAX250S part begin to ramp. Delivery of RHAX250S production parts is planned by the end of 2006. Our quarterly revenues will be adversely affected by any decline in revenue from the sale of RH parts.
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
●   Any acquisition we make may harm our business, financial condition, or operating results.
     We have a mixed history of success in our acquisitions. For example:
▶	In 1999, we acquired AGL for consideration valued at $7.2 million. We acquired AGL for technology used in the unsuccessful development of an SRAM-based FPGA.

▶	In 2000, we acquired Prosys Technology, Inc. (Prosys) for consideration valued at $26.2 million. We acquired Prosys for technology used in our VariCore EPGA logic core, which was introduced in 2001 but for which no market emerged.

▶	Also in 2000, we completed our acquisition of GateField for consideration valued at $45.7 million. We acquired GateField for its Flash technology and ProASIC FPGA family. We introduced the second-generation ProASIC PLUS product family in 2002, the third-generation ProASIC3/E families in 2005, and are currently the only company offering FPGAs with a nonvolatile, reprogrammable architecture.
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
     The stock markets broadly, technology companies generally, and our Common Stock in particular have experienced extreme price and volume volatility in recent years. Our Common Stock may continue to fluctuate substantially on the basis of many factors, including:
▶	quarterly fluctuations in our financial results or the financial results of our competitors or other semiconductor companies;

▶	changes in the expectations of analysts regarding our financial results or the financial results of our competitors or other semiconductor companies;

▶	announcements of new products or technical innovations by us or by our competitors; or

▶	general conditions in the semiconductor industry, financial markets, or economy.
●	If our stock price declines sufficiently, we would write down our goodwill, which may have a materially adverse affect on our operating results.
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

Additional Quarterly Information
     The following table presents certain unaudited quarterly results for each of the eight quarters in the period ended October 2, 2005. In our opinion, all necessary adjustments (consisting only of normal recurring accruals) have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with our audited consolidated condensed financial statements and notes thereto included in our 2004 Form 10-K. However, these quarterly operating results are not indicative of the results for any future period.

	Three Months Ended
	Oct. 2,	July 3,	Apr. 3,	Jan. 2,	Oct. 3,	July 4,	Apr. 4,	Jan. 4,
	2005	2005	2005	2005	2004	2004	2004	2004
	(unaudited, in thousands except per share amounts)
Statements of Operations Data:
Net revenues	$46,378	$45,327	$43,984	$40,256	$39,439	$43,688	$42,153	$40,555
Gross profit	27,345	26,767	26,068	19,392	23,403	26,634	25,656	25,220
Income (loss) from operations	2,435	1,789	815	(5,400)	(855)	2,541	2,519	2,462
Net income (loss)	2,238	2,207	1,437	(3,167)	517	2,504	2,540	2,328
Net income (loss) per share:

Basic	$0.09	$0.09	$0.06	$(0.12)	$0.02	$0.10	$0.10	$0.09

Diluted	$0.09	$0.09	$0.06	$(0.12)	$0.02	$0.09	$0.09	$0.09

Shares used in computing net income (loss) per share:

Basic	25,388	25,183	25,111	25,368	25,600	25,749	25,620	25,339

Diluted	25,596	25,400	25,652	25,368	25,930	26,584	27,324	27,235

	Oct. 2,	July 3,	Apr. 3,	Jan. 2,	Oct. 3,	July 4,	Apr. 4,	Jan. 4,
	2005	2005	2005	2005	2004	2004	2004	2004
As a Percentage of Net Revenues:
Net revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Gross profit	59.0	59.1	59.3	48.2	59.3	61.0	60.9	62.2
Income (loss) from operations	5.2	4.0	1.9	(13.4)	(2.2)	5.8	6.0	6.1
Net income (loss)	4.8	4.9	3.3	(7.9)	1.3	5.7	6.0	5.7

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     As of October 2, 2005, our investment portfolio consisted primarily of corporate bonds, floating rate short term notes, and federal and municipal obligations. The principal objectives of our investment activities are to preserve principal, meet liquidity needs, and maximize yields. To meet these objectives, we invest only in high credit quality debt securities with average maturities of less than two years. We also limit the percentage of total investments that may be invested in any one issuer. Corporate investments as a group are also limited to a maximum percentage of our investment portfolio.
     We are exposed to financial market risks, including changes in interest rates. All of the potential changes noted below are based on sensitivity analysis performed on our financial position and expected operating levels at October 2, 2005. Actual results may differ materially.
     Our investments are subject to interest rate risk. During the three months ended October 2, 2005, our investment portfolio consisting of government and corporate bonds decreased $0.2 million. Any increase in interest rates could subject us to a decline in the market value of our investments. This risk is mitigated by our ability to hold our investments to maturity. A hypothetical 100 basis point increase in interest rates would result in a reduction of approximately $1.5 million in the fair value of our available-for-sale securities held at October 2, 2005.
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
     There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act) identified in connection with our management’s evaluation of changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 6. Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTEL CORPORATION
Date: November 10, 2005	/s/ Jon A. Anderson
Jon A. Anderson
Vice President of Finance and Chief Financial Officer (as principal financial officer and on behalf of Registrant)

Exhibit Index

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.