Form 10-Q
period 2006-04-02
ACTEL CORP
filed 2006-05-12
CIK 907687

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2006
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelarated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
          Large accelerated filer ☐          Accelerated filer ☑           Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Number of shares of Common Stock outstanding as of May 10, 2006: 25,852,279

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
ACTEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended
	Apr. 2,	Apr. 3,	Jan. 1,
	2006	2005	2006
Net revenues	$46,268	$43,984	$43,708
Costs and expenses:
Cost of revenues	18,550	17,916	17,883
Research and development	13,779	11,858	12,390
Selling, general, and administrative	14,805	12,837	12,348
Amortization of acquisition-related intangibles	8	558	258

Total costs and expenses	47,142	43,169	42,879

(Loss) income from operations	(874)	815	829
Interest income and other, net	1,363	780	1,199

Income before tax provision	489	1,595	2,028
Tax provision	641	158	874

Net (loss) income	$(152)	$1,437	1,154

Net (loss) income per share:
Basic	$(0.01)	$0.06	$0.05

Diluted	$(0.01)	$0.06	$0.05

Shares used in computing net income per share:
Basic	25,753	25,111	25,425

Diluted	25,753	25,652	25,577

See Notes to Unaudited Condensed Consolidated Financial Statements

ACTEL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	Apr. 2,	Jan. 1,
	2006 (1)	2006 (2)
ASSETS
Current assets:
Cash and cash equivalents	$22,047	$24,033
Short-term investments	107,461	117,577
Accounts receivable, net	28,426	26,836
Inventories, net	36,988	37,372
Deferred income taxes	21,489	21,489
Prepaid expenses and other current assets	6,722	7,005

Total current assets	223,133	234,312
Property and equipment, net	23,432	23,859
Long-term investments, net	42,023	26,706
Goodwill	32,142	32,142
Deferred tax asset	10,177	9,979
Other assets, net	15,873	13,391

	$346,780	$340,389

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$13,136	$14,503
Accrued salaries and employee benefits	5,626	4,994
Accrued royalty	5,871	5,714
Other accrued liabilities	4,924	4,482
Deferred income on shipments to distributors	32,501	29,238

Total current liabilities	62,058	58,931
Deferred compensation plan liability	4,083	3,667
Deferred rent liability	1,278	1,242
Long-term royalty, net	3,385	3,828

Total liabilities	70,804	67,668

Commitments and contingencies
Shareholders’ equity:
Common stock	26	26
Additional paid-in capital	198,469	194,916
Retained earnings	78,367	78,519
Accumulated other comprehensive loss	(886)	(740)

Total shareholders’ equity	275,976	272,721

	$346,780	$340,389

(1)	Unaudited.

(2)	Derived from the consolidated audited financial statements included in our report on Form 10-K for the fiscal year ended January 1, 2006 (2005 Form 10-K).
See Notes to Unaudited Condensed Consolidated Financial Statements

ACTEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended
	Apr. 2,	Apr. 3,
	2006	2005
Operating activities:
Net (loss) income	$(152)	$1,437
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,415	2,741
Stock compensation cost recognized	2,792	—
Changes in operating assets and liabilities:
Accounts receivable	(2,595)	(4,374)
Inventories	590	(3,626)
Deferred income taxes	(135)	219
Prepaid expenses and other current assets	(119)	(404)
Royalty and other long-term assets	(2,006)	611
Accounts payable, accrued salaries and employee benefits, and other accrued liabilities	824	(2,899)
Deferred income on shipments to distributors	3,263	5,586

Net cash provided by (used in) operating activities	4,877	(709)
Investing activities:
Purchases of property and equipment	(1,981)	(1,954)
Purchases of available-for-sale securities	(29,909)	(13,389)
Sales and maturities of available for sale securities	24,499	22,188
Changes in other long term assets	(27)	28

Net cash (used in) provided by investing activities	(7,418)	6,873
Financing activities:
Repurchase of Common Stock	—	(9,796)
Issuance of Common Stock under employee stock plans	555	4,676

Net cash provided by (used in) financing activities	555	(5,120)

Net (decrease) increase in cash and cash equivalents	(1,986)	1,044
Cash and cash equivalents, beginning of period	24,033	6,405

Cash and cash equivalents, end of period	$22,047	$7,449

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes, net	$79	$74
Accrual of long-term royalty agreement	$198	$—
See Notes to Unaudited Condensed Consolidated Financial Statements

ACTEL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Summary of Significant Accounting Policies
     The accompanying unaudited condensed consolidated financial statements of Actel Corporation have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain amounts from the prior year have been reclassified in the Consolidated Balance Sheet to conform to the current year presentation.
     Actel Corporation and its consolidated subsidiaries are referred to as “we,” “us,” or “our.” Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our unaudited condensed consolidated financial statements.
     These unaudited condensed consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in our 2005 Form 10-K. The results of operations for the three months ended April 2, 2006, are not necessarily indicative of results that may be expected for the entire fiscal year, which ends December 31, 2006.
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
     Impact of Recently Issued Accounting Standards
     There have been no material changes to the recent pronouncements as previously reported in Actel’s 2005 Form 10-K.
2. Stock Based Compensation
     Pro Forma Information for Periods Prior to Adoption of FAS 123(R)
     The following pro forma net income (loss) and net income (loss) per share were determined as if we had accounted for employee stock-based compensation for our employee stock plans under the fair value method prescribed by FAS 123.

	Three Months Ended
	April 3,	Jan. 1,
	2005	2006
Net income as reported	$1,437	$1,154
Less:
Total stock-based employee compensation expense determined under the fair value method for all awards, net of tax	(3,468)	(2,690)

Pro forma net loss	$(2,031)	$(1,536)

Net income per share as reported:
Basic	$0.06	$0.05

Diluted	$0.06	$0.05

Pro forma net loss per share:
Basic	$(0.08)	$(0.06)

Diluted	$(0.08)	$(0.06)

     Adoption of SFAS 123(R)
     Prior to January 2, 2006, we accounted for our stock options and equity awards in accordance with the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and had elected to follow the “disclosure only” alternative prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation.” Under this approach we accounted for stock-based awards to employees using the intrinsic value method in accordance with APB Opinion No. 25 and FASB Interpretation (FIN) No. 44, “Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB Opinion No. 25.” Accordingly, no compensation cost has been recognized for our fixed-cost stock option plans because stock-based awards are issued at fair market value on the date of grant for our stock option plans or 85% of fair market value at the date of grant for our employee stock purchase plan. Options and warrants granted to consultants and vendors were accounted for at fair value determined by using the Black-Scholes method in accordance with Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” and FIN No. 44.
     Effective January 2, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (Revised 2004), “Share-Based Payment,” “SFAS 123(R)”, using the modified-prospective-transition method. Under this transition method, stock-based compensation cost recognized in the quarter ended April 2, 2006, includes: (a) compensation cost for all unvested stock-based awards as of January 2, 2006, that were granted prior to January 2, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all stock-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS123(R).
     As a result of adopting SFAS 123(R) on January 2, 2006, the Company’s income before income taxes and net income for the three months ended April 2, 2006, are each $2.8 million lower than if we had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted net income per share for the three months ended April 2, 2006, would each have been $0.10, if we had not adopted SFAS 123(R).
Determining Fair Value
     Valuation and amortization method —The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing formula and multiple option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.
     Expected Term — The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards.
     Expected Volatility—Effective January 2, 2006, pursuant to the SEC’s Staff Accounting Bulletin 107, the Company reevaluated the assumptions used to estimate stock price volatility and determined that it would place exclusive reliance on historical stock price volatility that corresponds to the period of expected term as the Company has no reason to believe that the future stock price volatility over the expected term is likely to differ from past stock price volatility.
     Expected Dividend —The Black-Scholes-Merton valuation model calls for a single expected dividend yield as an input. The dividend yield is determined by dividing the expected per share dividend during the coming year by the grant date stock price. The expected dividend assumption is based on the Company’s current expectations about its stated dividend policy which is to not pay dividends to its shareholders.

     Risk-Free Interest Rate— The Company bases the risk-free interest rate used in the Black-Scholes-Merton valuation method on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term. Where the expected term of the Company’s stock-based awards do not correspond with the terms for which interest rates are quoted, the Company performed a straight-line interpolation to determine the rate from the available term maturities.
     Estimated Forfeitures— When estimating forfeitures, the Company set the estimated forfeiture rate to be equal to its 5 year average actual forfeiture rate.
     Fair Value —The fair value of the Company’s stock options granted to employees for the three months ended April 2, 2006, and April 3, 2005, was estimated using the following weighted- average assumptions:

	Three Months Ended
	April 2,	April 3,
	2006	2005
Option Plan Shares
Expected term (in years)	5.1	4.0
Volatility	49.9%	52.1%
Risk-free interest rate	4.5%	3.6%
Estimated forfeitures	3%	—
Weighted-average fair value	$7.20	$6.84

ESPP Shares
Expected term (in years)	2.08	1.26
Volatility	36.7%	52.1%
Risk-free interest rate	4.5%	3.1%
Weighted-average fair value	$5.05	$6.46
Stock Compensation Expense
     The Company recorded $2.8 million of stock-based compensation for the three months ended April 2, 2006. As required by SFAS 123(R), management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.
     At April 2, 2006, the total compensation cost related to options and nonvested stock granted to employees under the Company’s stock option plans but not yet recognized was approximately $14.8 million, net of estimated forfeitures of approximately $1 million. This cost will be amortized over a weighted-average period of 1.55 years and will be adjusted for subsequent changes in estimated forfeitures.
     At April 2, 2006, the total compensation cost related to options to purchase shares of the Company’s common stock under the ESPP but not yet recognized was approximately $2.9 million. This cost will be amortized over a weighted-average period of 1.07 years.
Stock Option Plans
     We have adopted stock option plans under which officers, employees, and consultants may be granted incentive stock options or nonqualified options to purchase shares of our Common Stock. In connection with our acquisitions of AGL in 1999 and Prosys and GateField in 2000, we assumed the stock option plans of AGL, Prosys, and GateField and the related options are incorporated in the amounts below. At April 2, 2006, 20,536,769 shares of Common Stock were reserved for issuance under these plans, of which 4,956,226 were available for grant. There were no options granted to consultants in 2005 or 2003. Options granted to consultants in 2004 were recorded at the fair value of $0.07 million using the Black-Scholes model in accordance with EITF 96-18 and FIN No. 44.
     We also adopted a new Directors’ Stock Option Plan in 2003, under which directors who are not employees of Actel are granted nonqualified options to purchase shares of our Common Stock. The new Directors’ Stock Option

Plan replaced a 1993 plan that expired in 2003. At April 2, 2006, 500,000 shares of Common Stock were reserved for issuance under such Plan, of which 362,500 were available for grant.
     We generally grant stock options under our plans at a price equal to the fair value of our Common Stock on the date of grant. Subject to continued service, options generally vest over a period of four years and expire ten years from the date of grant.
     The Company issues shares of Common Stock upon the exercise of stock options. The following is a summary of option activity for our stock option plans:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Options				(in thousands)
Outstanding at January 1, 2006	9,646,487	$19.57

Granted	628,655	14.70

Exercised	(45,450)	12.21

Exchanged	(4,182,027)	23.39

Forfeitures and cancellations	(89,754)	20.37

Outstanding at April 2, 2006	5,957,911	$16.42	6.33	$7,087

Vested and expected to vest at April 2, 2006	5,849,000	$16.43	6.33	$6,997

Exercisable at April 2, 2006	3,565,087	$16.60	4.72	$5,343

     The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s Common Stock for the 4.1 million options that were in-the-money at April 2, 2006. During the three months ended April 2, 2006, and April 3, 2005, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $0.1 million and $1.1 million, respectively, determined as of the date of option exercise.

     The following table summarizes information about stock options outstanding at April 2, 2006:

	April 2, 2006
	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining
		&	Weighted		Weighted
		Contract	Average		Average
	Number of	Life	Exercise	Number of	Exercise
Range of Exercise Prices	Shares	(In Years)	Price	Shares	Price
$0.07 — 11.75	609,033	1.37	$11.17	605,143	$11.18
11.87 — 13.57	611,817	3.80	13.23	585,389	13.22
13.62 — 14.75	521,931	7.65	14.28	215,439	14.28
14.77 — 14.77	570,675	9.92	14.77	0	0
14.81 — 15.13	237,788	6.61	14.97	120,907	14.96
15.15 — 15.25	694,480	6.82	15.15	434,031	15.15
15.70 — 15.70	860,338	8.77	15.70	211,795	15.70
15.83 — 19.05	677,601	6.60	17.54	431,909	17.35
19.50 — 23.03	601,811	5.48	20.87	580,535	20.91
23.20 — 54.45	572,437	5.72	26.22	379,939	26.98

	5,957,911	6.33	$16.42	3,565,087	$16.60

Employee Stock Purchase Plan
     We have adopted an Employee Stock Purchase Plan (ESPP), under which eligible employees may designate not more than 15% of their cash compensation to be deducted each pay period for the purchase of Common Stock (up to a maximum of $25,000 worth of Common Stock each year). Effective January 3, 2006, all ESPP participants will be subject to a calendar year limit of $10,000. This change in the ESPP was made to reduce the stock-based compensation charge under SFAS 123(R) associated with the ESPP. At April 2, 2006, 4,519,680 shares of Common Stock were authorized for issuance under the ESPP. The ESPP is administered in consecutive, overlapping offering periods of up to 24 months each, with each offering period divided into four consecutive purchase periods. On the last business day of each purchase period, shares of Common Stock are purchased with employees’ payroll deductions accumulated during the purchase period at a price per share equal to 85% of the market price of the Common Stock on the first day of the applicable offering period or the last day of the purchase period, whichever is lower. There were 701,669 shares issued in 2005 under the ESPP, 422,947 shares issued in 2004, and 361,688 shares in 2003. 737,943 shares remained available for issuance under the ESPP at April 2, 2006.
     The following is a summary of outstanding options under the current offering period based on estimated contributions for the four consecutive purchase periods:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
				(in thousands)
Outstanding at April 2, 2006	940,763	$12.12	1.07	$3,596

Vested and expected to vest at April 2, 2006	912,541	$12.12	1.07	$3,488

During the three months ended April 3, 2005, the aggregate intrinsic value of options exercised under the Company’s ESPP was $1 million. There were no exercises during the three months ended April 2, 2006.
Restricted Stock Units (RSUs)
     On December 1, 2005, Actel offered certain employees the opportunity to participate in an employee Stock Option/Restricted Stock Unit Exchange Program (Exchange Program). Under the Exchange Program, employees were allowed to exchange “eligible stock options” for RSUs. “Eligible stock options” were all unexercised stock options (whether vested or unvested) with an exercise price per share of $19.73 or more. The number of RSUs that an employee would receive in exchange for the eligible stock options, as well as the vesting schedule of the RSUs, depended on the number and exercise price of the eligible stock options exchanged.
     The Exchange Program expired on January 3, 2006. Pursuant to the Exchange Program, the Company accepted for cancellation options to purchase 4,182,027 shares of the Company’s Common Stock and granted RSUs to purchase 1,130,965 of the Company’s common stock resulting in an overall exchange ratio of approximately 3.7 options per RSU. Included in these figures were 1,474,500 options previously held by our executive officers who received a total of 422,544 RSUs in the Exchange Program.
     During the three months ended April 2, 2006, we also granted additional RSUs and stock options to certain US employees as part of our long-term equity incentive program. The RSUs granted under this program vest over a period of four years. The Company issues shares of Common Stock upon vesting of RSUs. The following is a summary of RSU activity:

		Weighted-
		Average
		Grant
	Number of	Date Fair
Restricted Stock Units	shares	Value
Nonvested at January 1, 2006	—	$
Granted	107,310	$14.77
Granted under exchange program	1,130,965	$13.17

Forfeited	(5,795)	$13.17

Nonvested at April 2, 2006	1,232,480	$13.31
3. Goodwill
     We account for goodwill under SFAS No. 142, “Goodwill and Other Intangible Assets.” Under this standard, goodwill is tested for impairment annually or more frequently if certain events or changes in circumstances indicate that the carrying value may not be recoverable. We completed our annual goodwill impairments tests as of January 1, 2006, and noted no impairment. Our next annual impairment test will be performed in the fourth quarter of 2006. No indicators of impairment were present during the three months ended April 2, 2006.
4. Inventories
     Inventories consist of the following:

	Apr. 2,	Jan. 1,
	2006	2006
	(unaudited, in
	thousands)
Inventories, net:
Purchased parts and raw materials	$6,274	$6,403
Work-in-process	23,819	25,599
Finished goods	6,895	5,370

	$36,988	$37,372

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
     “Last time buy” inventory purchases are excluded from our standard excess and obsolescence write down policy and are instead subject to a discrete write down policy. We make last time buys when a wafer supplier is about to shut down the manufacturing line used to make a product and we believe that current inventories are insufficient to meet foreseeable future demand. We made last time buys of certain products from our wafer suppliers during 2003 and the first quarter of 2005. Since this inventory was not acquired to meet current demand, we do not believe the application of our standard inventory write down policy would be appropriate. Inventory purchased in last time buy transactions is evaluated on an ongoing basis for indications of excess or obsolescence based on rates of actual sell through; expected future demand for those products over a longer time horizon; and any other qualitative factors that may indicate the existence of excess or obsolete inventory. In the event that actual sell through does not meet expectations or estimations of expected future demand decrease, inventory write downs of last time buy inventory may be required. We recorded a write-down of last time buy material of $0.3 million in 2005. Evaluations of last time buy inventory during the first three months of 2006 did not result in any additional write downs of this material. Inventory at the end of the first quarter of 2006 included $2.0 million of material purchased in last time buys.

5. Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	Apr. 2,	Apr. 3,	Jan. 1,
	2006	2005	2006
	unaudited, in thousands except per share amounts)
Basic:
Weighted-average common shares outstanding	25,753	25,111	25,425

Net (loss) income	$(152)	$1,437	$1,154

Net (loss) income per share	$(0.01)	$0.06	$0.05

Diluted:
Weighted-average common shares outstanding	25,753	25,111	25,425

Net effect of dilutive employee stock options — based on the treasury stock method	—	541	152

Shares used in computing net income per share	25,753	25,652	25,577

Net (loss) income	$(152)	$1,437	$1,154

Net (loss) income per share	$(0.01)	$0.06	$0.05

At April 3, 2005 and January 1, 2006, respectively, outstanding options to purchase approximately 6,184,000 and 8,231,000 shares of our Common Stock were excluded from the treasury stock method used to determine the net effect of dilutive employee stock options because their inclusion would have had an anti-dilutive effect on net income per share.
6. Comprehensive (Loss) Income
     The components of comprehensive (loss) income, net of tax, are as follows:

	Three Months Ended
	Apr. 2,	Apr. 3,	Jan. 1,
	2006	2005	2006
	(unaudited, in thousands)
Net (loss) income	$(152)	$1,437	$1,154
Change in (loss) on available-for-sale securities, net of tax amounts of ($63), ($254), and ($14), respectively	(146)	(381)	(21)
Less reclassification adjustment for gains included in net income, net of tax amounts of $0, $6, and $0, respectively	—	8	—

Other comprehensive (loss), net of tax amounts of ($63), ($248), and ($14), respectively	(146)	(373)	(21)

Total comprehensive (loss) income	$(298)	$1,064	$(1,133)

Accumulated other comprehensive income is presented on the accompanying condensed consolidated balance sheets and consists of the accumulated net unrealized gain (loss) on available-for-sale securities.
7. Legal Matters and Loss Contingencies
     From time to time we are notified of claims, including claims that we may be infringing patents owned by others, or otherwise become aware of conditions, situations, or circumstances involving uncertainty as to the existence of a liability or the amount of a loss. When probable and reasonably estimable, we make provisions for estimated liabilities. As we sometimes have in the past, we may settle disputes and/or obtain licenses under patents that we are alleged to infringe. We can offer no assurance that any pending or threatened claim or other loss contingency will be resolved or that the resolution of any such claim or contingency will not have a materially adverse effect on our business, financial condition, and/or results of operations. Our failure to resolve a claim could result in litigation or arbitration, which can result in significant expense and divert the efforts of our technical and management personnel, whether or not determined in our favor. We are currently involved in an arbitration with BTR, Inc., under a License Agreement between the parties. In addition, our evaluation of the impact of these claims and contingencies could change based upon new information. Subject to the foregoing, we do not believe that the resolution of any pending or threatened legal claim or loss contingency is likely to have a materially adverse effect on our financial position at April 2, 2006, or results of operations or cash flows for the quarter then ended.
8. Commitments
     At April 2, 2006, the Company had approximately $9.3 million of non-cancelable obligations to providers of electronic design automation software expiring at various dates through 2008. The current portion of these obligations is recorded in “Accrued royalties” and the long-term portion of these obligations is recorded at net present value in “Long-term royalties” on the accompanying balance sheet. The asset portion of these commitments is recorded in the “Other assets, net” line on the balance sheet.
9. Shareholders’ Equity
     Our Board of Directors authorized a stock repurchase program, whereby shares of our Common Stock may be purchased from time to time in the open market at the discretion of management. In the three months ended April 3, 2005 we repurchased 627,500 shares for $9.8 million. There have been no additional stock repurchases since then. At April 2, 2006, we had remaining authorization to repurchase up to 1,610,803 shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     In this Quarterly Report on Form 10-Q, Actel Corporation and its consolidated subsidiaries are referred to as “we,” “us,” “our,” or “Actel.” You should read the information in this Quarterly Report with the Risk Factors in Part IA. Unless otherwise indicated, the information in this Quarterly Report is given as of May 10, 2006 and we undertake no obligation to update any of the information, including forward-looking statements. All forward-looking statements are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements containing words such as “anticipates,” “believes,” “estimates,” “expects,” intends,” “plans,” “seeks,” and variations of such words and similar expressions are intended to identify the forward-looking statements. Our actual results may differ materially from those projected in the forward-looking statements for many reasons, including those set forth in the Risk Factors.
Overview
     The purpose of this overview is to provide context for the discussion and analysis of our financial statements that follows by briefly summarizing the most important known trends and uncertainties, as well as the key performance indicators, on which our executives are primarily focused for both the short and long term.
     We design, develop, and market FPGAs and PSCs and supporting products and services. FPGAs are programmable logic devices (PLDs) that adapt the processing and memory capabilities of electronic systems to specific applications. PSCs are programmable “system-on-a-chip” integrated circuits that contain all of the necessary hardware and electronic circuitry for a complete system. PSCs and FPGAs are used by designers of automotive, communications, computer, consumer, industrial, military and aerospace, and other electronic systems to differentiate their products and get them to market faster. We are the leading supplier of FPGAs based on Flash and antifuse technologies and believe that we are the leading supplier of high system-critical FPGAs and the first supplier to offer a truly programmable PSC.
•	Strategy and Select Markets
     As the fourth biggest vendor in the PLD market, we do not believe that we can compete across the board, but must choose technologies and markets in which to differentiate ourselves. Our strategy involves considerable risk. Unique technologies and products can take years to develop, if at all, and markets that we target may fail to emerge. We have at times faltered in these areas. Still, we believe that our strategic positioning is the best it has ever been in our history, in part because during 2005 we offered the first soft-core FPGA version of the industry-standard ARM7 processor and became the first entrant into the PSC market. We are currently targeting our Flash-based FPGAs at the “value-based” FPGA market, which is driven by cost effectiveness; our antifuse-based FPGAs at the “system-critical” FPGA market, which is driven primarily by reliability and security; and our new Flash-based “mixed-signal” (analog and digital) Actel Fusion devices at the PSC market.
•	PSC
     Today, few FPGA designs push the maximum capacity limits of FPGAs, so offering more logic gates provides little value to most electronic system designers. What they want is more functions, and a typical low-cost system today has an analog interface, a Flash memory, an FPGA, and a processor, which might be as simple as a state machine or as complicated as an ARM processor. So that’s what we developed in the Actel Fusion PSC: an analog block, a Flash memory, an FPGA, and a soft processor on a single chip. We expect that our PSC products, as a new class of integrated circuit, will generate extraordinary challenges as well as extraordinary opportunities. The initial PSC products were available for sampling near the end of 2005, and we continue to be very excited about the future of this product family. During the first quarter of 2006, our Actel Fusion PSC won EDN magazine’s 2005 Innovation of the Year award in the Digital IC and Programmable Logic category and the International Engineering Consortium’s DesignVision award in the category of Semiconductors and ICs, and we announced the availability of the first ARM7-enabled Actel Fusion PSCs.

•	System-Critical
     We believe that we are the world’s leading supplier of military, avionics, and space-grade FPGAs. During 2005, we revealed to the military and aerospace engineers industry our product roadmap, which includes the first Flash-based FPGA for space applications. With the benefit of funding from the United States Government (which we believe will be in the range of $2 to $3 million for 2006), we are attempting to develop a radiation-hardened version of our fourth-generation Flash-based FPGA architecture concurrently with the development of the commercial version. Our roadmap also included two additions to our antifuse-based families: the 250,000 system-gate RHAX250S device, a radiation-hardened (RH) FPGA based on our existing RTAX250S device; and the 4,000,000 system-gate RTAX4000S device, the highest density radiation-tolerant (RT) FPGA for space designs. The RHAX250S FPGA will replace our RH1020 and RH1280 devices, which have been discontinued (see the Risk Factors set forth in Item 1A of this Annual Report on Form 10-Q for more information), and the RTAX-S FPGAs will eventually replace our RTSX-SU devices in new designs. Unlike our RTSX-SU devices, the new RTAX-S FPGAs are subject to the International Traffic in Arms Regulations, which impose more stringent export controls (see the Risk Factors set forth in Item 1A of this Annual Report on Form 10-Q for more information). Beta-site software is available today for users to begin designing with the RHAX250S and RTAX4000S products, and delivery of production parts is planned during the first half of 2007. Since the RHAX250S and RTAX4000S each have many times the capacity of the largest member of the family they are replacing, we believe that we will be able expand our share of the aerospace and defense market over the next several years despite the discontinuation of the RH1020 and RH1280 products and the more stringent export controls.
•	Key Indicators
     Although we measure the condition and performance of our business in numerous ways, the key quantitative indicators that we generally use to manage the business are bookings, design wins, margins, yields, and backlog. We also carefully monitor the progress of our product development efforts. Of these, we think that bookings and backlog are the best indicators of short-term performance and that designs wins and product development progress are the best indicators of long-term performance. Measured as end-customer orders placed on us and our distributors, our bookings were lower during the first quarter of 2006 than during the fourth quarter of 2005, and our backlog was lower at the end of the first quarter of 2006 than at the end of the fourth quarter of 2005. Our design wins were also lower during the first quarter of 2006 than during the fourth quarter of 2005, and our product development progress during the first quarter was mixed.
Critical Accounting Policies and Estimates
     Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosure of contingent assets and liabilities. The U.S. Securities and Exchange Commission has defined the most critical accounting policies as those that are most important to the portrayal of our financial condition and results and also require us to make the most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical policies included inventories, income taxes, legal matters and loss contingencies and revenue recognition. During the first quarter of 2006, we implemented a new critical accounting policy, stock-based compensation expense, in conjunction with our adoption of SFAS 123(R). These policies, as well as the estimates and judgments involved, are discussed below. We also have other key accounting policies that either do not generally require us to make estimates and judgments that are as difficult or as subjective or they are less likely to have a material impact on our reported results of operations for a given period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates. In addition, if these estimates or their related assumptions change in the future, it could result in material expenses being recognized on the income statement.

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
     During 2003, we modified our inventory valuation policies to properly account for “last time buy” inventory purchases. We make last time buys when a wafer supplier is about to shut down the manufacturing line used to make a product and we believe that our then current inventories are insufficient to meet foreseeable future demand. We made last time buys of certain products from our wafer suppliers in 2003 and 2005. Since this inventory was not acquired to meet current demand, we did not believe the application of our existing inventory write down policy was appropriate, so a discrete write down policy was established for inventory purchased in last time buy transactions. As a consequence, these transactions and the related inventory are excluded from the standard excess and obsolescence write down policy. Inventory purchased in last time buy transactions will be evaluated on an ongoing basis for indications of excess or obsolescence based on rates of actual sell through, expected future demand for those products over a longer time horizon, and any other qualitative factors that may indicate the existence of excess or obsolete inventory. Evaluations of last time buy inventory in 2005 resulted in a write down of $0.3 million of material. . This write down was taken because actual sell through results did not meet expectations or estimations of expected future demand. No additional write-downs of this inventory were taken in the three months ended April 2, 2006.
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
     From time to time we are notified of claims, including claims that we may be infringing patents owned by others, or otherwise become aware of conditions, situations, or circumstances involving uncertainty as to the existence of a liability or the amount of a loss. When probable and reasonably estimable, we make provisions for estimated liabilities. As we sometimes have in the past, we may settle disputes and/or obtain licenses under patents that we are alleged to infringe. We can offer no assurance that any pending or threatened claim or other loss contingency will be resolved or that the resolution of any such claim or contingency will not have a materially adverse effect on our business, financial condition, and/or results of operations. Our failure to resolve a claim could result in litigation or arbitration, which can result in significant expense and divert the efforts of our technical and management personnel, whether or not determined in our favor. We are currently involved in an arbitration with BTR, Inc., under a License Agreement between the parties. In addition, our evaluation of the impact of these claims and contingencies could change based upon new information. Subject to the foregoing, we do not believe that the resolution of any pending or threatened legal claim or loss contingency is likely to have a materially adverse effect on our financial position at April 2, 2006, or results of operations or cash flows for the quarter then ended.
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
•	Stock-Based Compensation Expense
     Beginning January 2, 2006, we adopted the fair value recognition provisions of SFAS 123(R), using the modified prospective transition method, and therefore have not restated prior periods results. Under the fair value recognition provisions of SFAS 123(R), we estimate the fair value of our employee stock awards at the date of grant using the Black-Scholes option pricing model, which requires the use of certain subjective assumptions. The most significant of these assumptions are our estimates of expected volatility of the market price of our stock and the expected term of the stock award. We have determined that historical volatility is the best predictor of expected volatility and the expected term of our awards was determined taking into consideration the vesting period of the award, the contractual term and our historical experience of employee stock option exercise behavior. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, we could change our assumptions used to value employee stock-based awards granted in future periods. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those awards expected to vest. If our actual forfeiture rate were materially different from our estimate, the stock-based compensation expense would be different from what we have recorded in the current period. The fair value of restricted stock units was calculated based upon the fair value of our Common Stock at the date of grant. Further, SFAS 123(R) requires that employee stock-based compensation costs be recognized over the vesting period of the award and we have elected the straight-line method as the basis for recording our expense.
Results of Operations
     Net Revenues
     Net revenues were $46.3 million for the first quarter of 2006, a 6% increase from the fourth quarter of 2005 and a 5% increase from the first quarter of 2005. Quarterly net revenues increased sequentially due to a 8% increase in the average selling price (ASP) of FPGAs that was offset by an 1% decrease in unit shipments. Quarterly net revenues increased from a year ago due to a 2% decrease in ASPs and an 8% increase in unit shipments. Unit volumes and ASP levels fluctuate principally because of changes in the mix of products sold. Our product portfolio includes products ranging from devices with lower ASPs, which typically sell in higher volumes, to devices with higher ASPs, which typically sell in lower volumes.

     Gross Margin
     Gross margin was 59.9% of net revenues for the first quarter of 2006 compared with 59.1% for the fourth quarter of 2005 and 59.3% for the first quarter of 2005. The increase in gross margin in the first quarter of 2006 was due to a product mix more heavily weighted toward the mature product families, which tend to have higher gross margins than the newer products.
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
     Research and Development (R&D)
     R&D expenditures were $13.8 million, or 30% of net revenues, for the first quarter of 2006 compared with $12.4 million, or 28% of net revenues, for the fourth quarter of 2005 and $11.9 million, or 27% of revenues, for the first quarter of 2005. R&D expenditures were higher in the first quarter of 2006 due primarily to the recognition of stock-based compensation expense under SFAS 123(R) and increased salary expense due to higher payroll taxes. We were reimbursed under government-funded contracts for approximately $1.4 million of R&D expenditures during the fourth quarter of 2005 and the first quarter of 2006. We believe that reimbursable R&D expenditures will continue to range from $0.6 to $0.8 million per quarter through at least the end of 2006. Generally, R&D spending continues to increase due to expanded R&D efforts and increased headcount needed to concurrently develop commercial and system-critical versions of future flash and antifuse-based product families.
     Selling, General, and Administrative (SG&A)
     SG&A expenses were $14.8 million, or 32% of net revenues, for the first quarter of 2006 compared with $12.3 million, or 28% of net revenues, for the fourth quarter of 2005 and $12.8 million, or 29% of net revenues, for the first quarter of 2005. The increases in SG&A expense in the first quarter of 2006 was attributable to the recognition of stock-based compensation expense under SFAS 123(R), higher salary expense due to higher payroll taxes and increased headcount, increased marketing expense due to new product introductions and higher legal fees.
     Amortization of Acquisition-Related Intangibles
     Amortization of acquisition-related intangibles was negligible for the first quarter of 2006 compared with $0.3 million for the fourth quarter of 2005 and $0.6 million for the first quarter of 2005. The decrease in amortization expense in the first quarter of 2006 was attributable to non-goodwill intangibles, related to an acquisition completed in the year 2000, becoming fully amortized during the quarter.
     Tax Provision
     For the three months ended March 31, 2006, the provision for income taxes is based on our annual effective tax rate calculated in compliance with SFAS 109. The annual effective rate was calculated on our expected level of profitability and includes the usage of state tax credits. To the extent our expected level of profitability changes during the year, the effective tax rate will be revised to reflect these changes. The difference between the provision for income taxes that would be derived by applying the statutory rate to our income before tax and the income tax provision actually recorded is due to the impact of non-deductible SFAS 123(R) stock-based compensation expenses which is offset in part by state tax credits.

Financial Condition, Liquidity, and Capital Resources
     Our total assets were $346.8 million at the end of the first quarter of 2006 compared with $340.4 million at the end of 2005. The following table sets forth certain financial data from the consolidated balance sheets expressed as the percentage change from December 31, 2005, to April 2, 2006:

Cash, cash equivalents, short-term and long-term investments	1.9%
Accounts receivable, net	5.9
Inventories	(1.0)
Current deferred income taxes	0.0
Prepaid expenses and other current assets	(4.0)
Property and equipment, net	(1.8)
Other assets, net (primarily deferred income taxes and purchased intangible assets other than goodwill)	4.8
Total assets	1.9
Total current liabilities	5.3
Total liabilities	4.6
Shareholders’ equity	1.2
     Our cash, cash equivalents, short-term investments and long-term investments were $171.5 million at the end of the first quarter of 2006 compared with $168.3 million at the beginning of the year.
     Our net accounts receivable was $28.4 million at the end of the first quarter of 2006 compared with $26.8 million at the end of 2005. This $1.6 million increase was due primarily to the high level of shipments recorded in the last month of the quarter. Net accounts receivable represented 53 days of sales outstanding at the end of the first quarter of 2006 compared with 55 days of sales outstanding at the end of 2005.
     Our net inventories were $37.0 million at the end of the first quarter of 2006 compared with $37.4 million at the end of 2005. Inventory days of supply decreased from 191 days at the end of 2005 to 182 days at the end of the first quarter of 2006. The 9 day decrease in days of supply is attributed to higher cost of sales in the first quarter of 2006 due to higher levels of revenue in the quarter and an overall decrease in net inventory of $0.4 million.
     Cash provided by operating activities was $4.9 million for the first three months of 2006. A net loss of $0.2 million in the first quarter of 2006 increased by non-cash depreciation and stock-based compensation expense resulted in cash provided by operations which was further offset by growth in accounts receivable, reductions in long-term royalties and growth in deferred income from distributors. Net cash used in investing activities was $7.5 million during the first three months of 2006 and included net purchases of available for sale securities of $5.4 million and $2.0 million for purchases of property, and equipment. Net cash provided by financing activities was $0.5 million derived from the issuance of Common Stock under employee stock plans.
     We currently meet all of our funding needs for ongoing operations with internally generated cash flows from operations and with existing cash and short-term and long-term investment balances. We believe that existing cash, cash equivalents, and short-term and long-term investments, together with cash generated from operations, will be sufficient to meet our cash requirements for the next four quarters. A portion of available cash may be used for investment in or acquisition of complementary businesses, products, or technologies. Wafer manufacturers have at times demanded financial support from customers in the form of equity investments and advance purchase price deposits, which in some cases have been substantial. If we require additional capacity, we may be required to incur significant expenditures to secure such capacity.
     Impact of Recently Issued Accounting Standards
     There have been no material changes to the recent pronouncements as previously reported in Actel’s 2005 Form 10-K.

Additional Quarterly Information
     The following table presents certain unaudited quarterly results for each of the eight quarters in the period ended April 2, 2006. In our opinion, all necessary adjustments (consisting only of normal recurring accruals) have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with our audited consolidated condensed financial statements and notes thereto included in our 2005 Form 10-K. However, these quarterly operating results are not indicative of the results for any future period.

	Quarterly Operating Results Three Months Ended
	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,
	2006	2005	2005	2005	2005	2004	2004	2004
	(Unaudited, in thousands except per share amounts)
Statements of Operations Data:
Net revenues	$46,268	$43,708	$46,378	$45,327	$43,984	$40,256	$39,439	$43,688
Gross profit	27,718	25,825	27,345	26,767	26,068	19,392	23,403	26,634
(Loss) income from operations	(874)	829	2,435	1,789	815	(5,400)	(855)	2,541
Net (loss) income	(152)	1,154	2,238	2,207	1,437	(3,167)	517	2,504
Net (loss) income per share:
Basic	$(0.01)	$0.05	$0.09	$0.09	$0.06	$(0.12)	$0.02	$0.10

Diluted(1)	$(0.01)	$0.05	$0.09	$0.09	$0.06	$(0.12)	$0.02	$0.09

Shares used in computing net income (loss) per share:
Basic	25,753	25,425	25,388	25,183	25,111	25,368	25,600	25,749

Diluted(1)	25,753	25,577	25,596	25,400	25,652	25,368	25,930	26,584

(1)	For the first quarter of 2006 and the fourth quarter of 2004, we incurred a quarterly net loss and the inclusion of stock options in the shares used for computing diluted earnings per share would have been anti-dilutive and reduced the loss per share. Accordingly, all Common Stock equivalents (such as stock options) have been excluded from the shares used to calculate diluted earnings per share for those periods.

	Three Months Ended
	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,
	2006	2005	2005	2005	2005	2004	2004	2004
As a Percentage of Net Revenues:
Net revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Gross profit	59.9	59.1	59.0	59.1	59.3	48.2	59.3	61.0
(Loss) income from operations	(1.9)	1.9	5.3	3.9	1.9	(13.4)	(2.2)	5.8
Net (loss) income	(0.3)	2.6	4.8	4.9	3.3	(7.9)	1.3	5.7

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     As of April 2, 2006, our investment portfolio consisted primarily of corporate bonds, floating rate short term notes, and federal and municipal obligations. The principal objectives of our investment activities are to preserve principal, meet liquidity needs, and maximize yields. To meet these objectives, we invest only in high credit quality debt securities with average maturities of less than two years. We also limit the percentage of total investments that may be invested in any one issuer. Corporate investments as a group are also limited to a maximum percentage of our investment portfolio.
     We are exposed to financial market risks, including changes in interest rates. All of the potential changes noted below are based on sensitivity analysis performed on our financial position and expected operating levels at April 2, 2006. Actual results may differ materially.
     Our investments are subject to interest rate risk. During the three months ended April 2, 2006, interest rates available in the market for government and corporate bonds experienced an increase. During that time the market value of our investment portfolio consisting of government and corporate bonds decreased $0.2 million. A further increase in interest rates could subject us to a decline in the market value of our investments. These risks are mitigated by our ability to hold these investments to maturity. A hypothetical 100 basis point increase in interest rates would result in a reduction of approximately $1.8 million in the fair value of our available-for-sale securities held at April 2, 2006.
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

ITEM 1A. RISK FACTORS
     Actel shareholders and prospective investors should carefully consider, along with the other information in this Quarterly Report on Form 10-Q, the following:
˜	Our future revenues and operating results are likely to fluctuate and may fail to meet expectations, which could cause our stock price to decline, perhaps significantly.
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
›	A variety of booking and shipping uncertainties may cause our quarterly revenues and/or operating results to fall short of expectations.
     When we fall short of our quarterly revenue expectations, our operating results will probably also be adversely affected because the majority of our expenses are fixed and therefore do not vary with revenues.
	We derive a large percentage of our quarterly revenues from bookings received during the quarter, making quarterly revenues difficult to predict.
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
	We derive a significant percentage of our quarterly revenues from shipments made in the final weeks of the quarter, making quarterly revenues difficult to predict.
     We sometimes ship a disproportionately large percentage of our quarterly revenues during the final weeks of the quarter, which makes it difficult to accurately project quarterly revenues. Any failure to effect scheduled shipments by the end of a quarter would have an immediate and adverse impact on quarterly revenues.
	Our military and aerospace shipments tend to be large and are subject to complex scheduling uncertainties, making quarterly revenues difficult to predict.
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

	We derive a majority of our quarterly revenues from products resold by our distributors, making quarterly revenues difficult to predict.
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
›	An unanticipated shortage of products available for sale may cause our quarterly revenues and/or operating results to fall short of expectations.
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
›	Unanticipated increases, or the failure to achieve anticipated reductions, in the cost of our products may cause our quarterly operating results to fall short of expectations.
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
›	Unanticipated reductions in the average selling prices of our products may cause our quarterly revenues and operating results to fall short of expectations.
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

˜	In preparing our financial statements, we make good faith estimates and judgments that may change or turn out to be erroneous.
     In preparing our financial statements in conformity with accounting principles generally accepted in the United States, we must make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosure of contingent assets and liabilities. The most difficult estimates and subjective judgments that we make concern income taxes, inventories, legal matters and loss contingencies, revenues, and stock-based compensation expense. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates. In addition, if these estimates or their related assumptions change in the future, our operating results for the periods in which we revise our estimates or assumptions could be adversely and perhaps materially affected.
˜	Our gross margin may decline as we increasingly compete with hard-wired ASICs and serve the value-based market.
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
˜	We may not win sufficient designs, or the designs we win may not generate sufficient revenues, for us to maintain or expand our business.
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
˜	Our products are complex and may contain errors or defects that could have a materially adverse effect on our business, financial condition, and operating results.
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
     During 2003, several U.S. government contractors reported a small percentage of functional failures in our RTSX-S and SX-A antifuse devices manufactured on a 0.25 micron antifuse process at the original manufacturer of those FPGAs. During 2004, The Aerospace Corporation (Aerospace) proposed a series of experiments to test various hypotheses on the root cause of the failures and to generate reliability data that could be used by space industry participants in deciding whether or not to launch spacecraft with RTSX-S FPGAs that were already integrated. Also during 2004, we announced the availability of RTSX-SU devices from UMC, Aerospace and Actel each recommended that customers switch to UMC-manufactured RTSX-SU devices if their schedules permitted, and we offered to accept RTSX-S parts from the original manufacturer in exchange for RTSX-SU parts. By the fourth quarter of 2004, most customers had decided to switch to RTSX-SU devices. Utilizing all of the available data, Aerospace has calculated a failure in time (FIT) rate for our RTSX-SU devices manufactured at UMC of 13 to 34 (depending on the definition of failure) for an average design, mission life, and amount of screening time. A FIT is one failure per billion device-hours, so if a group of devices has a FIT rate of 13 to 34, the customer should expect between 13 and 34 failures per billion device-hours. A billion hours is more than 114 centuries. On February 15, 2006, Aerospace brought to a close the regular meeting of space industry participants on this matter, although testing will continue.
›	Any error or defect in our products could have a material adverse effect on our business, financial condition, and operating results.
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
›	Any product liability claim could pose a significant risk to our business, financial condition, and operating results.
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
˜	We may be unsuccessful in defining, developing, or selling competitive new or improved products at acceptable margins.
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
›	Our introduction of the Actel Fusion PSC presents numerous significant challenges.
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
›	Numerous factors can cause the development or introduction of new products to fail or be delayed.
     To develop and introduce a product, we must successfully accomplish all of the following:
▶	anticipate future customer demand and the technology that will be available to meet the demand;

▶	define the product and its architecture, including the technology, silicon, programmer, IP, software, and packaging specifications;

▶	obtain access to advanced manufacturing process technologies;

▶	design and verify the silicon;

▶	develop and release evaluation software;

▶	layout the FPGA and other functional blocks along with the circuitry required for programming;

▶	integrate the FPGA block with the other functional blocks;

▶	simulate (i.e., test) the design of the product;

▶	tapeout the product (i.e., compile a database containing the design information about the product for use in the preparation of photomasks);

▶	generate photomasks for use in manufacturing the product and evaluate the software;

▶	manufacture the product at the foundry;

▶	verify the product; and

▶	qualify the process, characterize the product, and release production software.

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
›	New products are subject to greater design and operational risks.
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
›	New products are subject to greater technology risks.
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
›	New products generally have lower gross margins.
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
˜	We face intense competition and have some competitive disadvantages that we may not be able to overcome.
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
›	Many of our current and potential competitors are larger and have more resources.
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

›	Our antifuse technology is not reprogrammable, which is a competitive disadvantage in most cases.
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
›	Our Flash and antifuse technologies are not manufactured on standard processes, which is a competitive disadvantage.
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
˜	Our business and operations may be disrupted by events that are beyond our control or the control of our business partners.
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
˜	We have only limited insurance coverage.
     Our insurance policies provide coverage for only certain types of losses and may not be adequate to fully offset even covered losses. If we were to incur substantial liabilities not adequately covered by insurance, our business, financial condition, and/or operating results could be adversely and perhaps materially affected.
˜	Our business depends on numerous independent third parties whose interests may diverge from our interests.
     We rely heavily on, but generally have little control over, our independent foundries, suppliers, subcontractors, and distributors.
›	Our independent wafer manufacturers may be unable or unwilling to satisfy our needs in a timely manner, which could harm our business.
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
	We will not generate significant revenues from the sale of RH products for some time after our supply of RH1020 and RH1280 parts is exhausted.
     During the second quarter of 2005, we informed customers that our RH1020 and RH1280 parts had been discontinued and provided customers with a last-time opportunity to purchase such parts, subject to availability. We typically have generated quarterly revenues of several million dollars from the sale of RH parts. After our supply of RH1020 and RH1280 parts is exhausted, which we anticipate will occur by the end of 2006, we will generate minimal revenue from the sale of RH parts (in contrast to revenue from the sale of RT parts, which may actually benefit from the discontinuation) until sales of our RHAX250S part begin to ramp. Delivery of RHAX250S production parts is planned during the first half of 2007. Our quarterly revenues will be adversely affected by any decline in revenue from the sale of RH parts.
	Our limited volume and customized process requirements generally make us less attractive to independent wafer manufacturers.
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
	Identifying and qualifying new independent wafer manufacturers is difficult and might be unsuccessful.

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
›	Our independent assembly subcontractors may be unable or unwilling to meet our requirements, which could delay product shipments and result in the loss of customers or revenues.
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
›	Our independent software and hardware developers and suppliers may be unable or unwilling to satisfy our needs in a timely manner, which could impair the introduction of new products or the support of existing products.
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
›	Our future performance will depend in part on the effectiveness of our independent distributors in marketing, selling, and supporting our products.
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
	Distributor contracts generally can be terminated on short notice.
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
	Fluctuations in inventory levels at our distributors can affect our operating results.
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
˜	We are subject to all of the risks and uncertainties associated with the conduct of international business.
     Unlike our older RTSX-S and RTSX-SU space-grade FPGAs, our new RTAX-S space-grade FPGAs are subject to the International Traffic in Arms Regulations (ITAR), which is administered by the U.S. Department of State. ITAR controls not only the export of RTAX-S FPGAs, but also the export of related technical data and defense services as well as foreign production. While we believe that we generally have obtained and will continue to obtain all required licenses for RTAX-S FPGA exports, we have undertaken corrective actions with respect to the other ITAR controls and are implementing improvements in our internal compliance program. If the corrective actions and improvements were to fail or be ineffective for a prolonged period of time, it could have a materially adverse effect on our business, financial condition, and/or operating results. In addition, the fact that our new RTAX-S space-grade FPGAs are ITAR-controlled may make them less attractive to foreign customers, which could also have a materially adverse effect on our business, financial condition, and/or operating results.
›	We depend on international operations for almost all of our products.
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
›	We depend on international sales for a substantial portion of our revenues.
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
˜	Our revenues and operating results may be adversely affected by downturns or other changes in the general economy, in the semiconductor industry, in our major markets, or at our major customers.
     We have experienced substantial period-to-period fluctuations in revenues and operating results due to conditions in the overall economy, in the general semiconductor industry, in our major markets, and at our major customers. We may again experience these fluctuations, which could be adverse and may be severe.

›	Our revenues and operating results may be adversely affected by future downturns in the semiconductor industry.
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
›	Our revenues and operating results may be adversely affected by future downturns in the communications market.
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
›	Our revenues and operating results may be adversely affected by future downturns in the military and aerospace market.
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
›	Our revenues and operating results may be adversely affected by changes in the military and aerospace market.
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
›	Our revenues and/or operating results may be adversely affected by future downturns at any our major customers.
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
˜	Any acquisition we make may harm our business, financial condition, and/or operating results.
     We have a mixed history of success in our acquisitions. For example:
▶	In 1999, we acquired AGL for consideration valued at $7.2 million. We acquired AGL for technology used in the unsuccessful development of an SRAM-based FPGA.

▶	In 2000, we acquired Prosys Technology, Inc. (Prosys) for consideration valued at $26.2 million. We acquired Prosys for technology used in our VariCore EPGA logic core, which was introduced in 2001 but for which no market emerged.

▶	Also in 2000, we completed our acquisition of GateField for consideration valued at $45.7 million. We acquired GateField for its Flash technology and ProASIC FPGA family. We introduced the second-generation ProASIC PLUS product family in 2002 and the third-generation ProASIC3/E families in 2005. We also introduced the Flash-based Actel Fusion PSC in 2005. Actel is currently the only company offering FPGAs with a nonvolatile, reprogrammable architecture.
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
˜	Changing accounting, corporate governance, public disclosure, or tax rules or practices could have a materially adverse effect on our business, financial condition, and operating results.
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
›	Changes in accounting for equity compensation will adversely affect our operating results and may adversely affect our ability to attract and retain employees.
     In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment: An Amendment of FASB Statements No. 123 and 95.” SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and instead require companies to recognize compensation expense using a fair-value based method for costs related to share-based payments, including stock options and employee stock purchase plans. We implemented the standard in the fiscal year that began January 2, 2006, and the adoption of SFAS No. 123(R) had a materially adverse effect on our consolidated operating results and earnings per share.

     In addition, we historically have used stock options as a key component of employee compensation in order to align employees’ interests with the interests of our shareholders, encourage employee retention, and provide competitive compensation packages. To the extent that SFAS No. 123(R) or other new regulations make it more difficult or expensive to grant options to employees, we will incur increased out-of-pocket compensation costs and may change our equity compensation strategy, which could make it difficult to attract, retain, and motivate employees. Any of these results could materially and adversely affect our business and/or operating results.
›	Compliance with the Sarbanes-Oxley Act of 2002 and related corporate governance and public disclosure requirements has resulted in significant additional expense and uncertainty.
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
˜	We may face significant business and financial risk from claims of intellectual property infringement asserted against us, and we may be unable to adequately enforce our intellectual property rights.
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
˜	We may be unable to attract or retain the personnel necessary to successfully develop our technologies, design our products, or operate, manage, or grow our business.
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
˜	We have some arrangements that may not be neutral toward a potential change of control and our Board of Directors could adopt others.
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
˜	Our stock price may decline significantly, possibly for reasons unrelated to our operating performance.
     The stock markets broadly, technology companies generally, and our Common Stock in particular have experienced extreme price and volume volatility in recent years. Our Common Stock may continue to fluctuate substantially on the basis of many factors, including:
▶	quarterly fluctuations in our financial results or the financial results of our competitors or other semiconductor companies;

▶	changes in the expectations of analysts regarding our financial results or the financial results of our competitors or other semiconductor companies;

▶	announcements of new products or technical innovations by Actel or by our competitors; or

▶	general conditions in the semiconductor industry, financial markets, or economy.
˜	If our stock price declines sufficiently, we would write down our goodwill, which may have a materially adverse affect on our operating results.
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

Date: May 10, 2006
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