Form 10-Q
period 2006-07-02
ACTEL CORP
filed 2006-08-11
CIK 907687

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
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
Yes ☐ No ☑
     Number of shares of Common Stock outstanding as of August 8, 2006: 26,048,702

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
ACTEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended			Six Months Ended
	July 2,	Apr. 2,	July 3,	July 2,	July 3,
	2006	2006	2005	2006	2005
Net revenues	$47,701	$46,268	$45,327	$93,969	$89,311
Costs and expenses:
Cost of revenues	18,098	18,550	18,560	36,648	36,476
Research and development	14,417	13,779	11,759	28,196	23,617
Selling, general, and administrative	14,208	14,805	12,667	29,013	25,504
Amortization of acquisition-related intangibles	7	8	552	15	1,110

Total costs and expenses	46,730	47,142	43,538	93,872	86,707

Income (loss) from operations	971	(874)	1,789	97	2,604
Interest income and other, net	1,641	1,363	926	3,004	1,706

Income before tax provision	2,612	489	2,715	3,101	4,310
Tax provision	1,320	641	508	1,961	666

Net income (loss)	$1,292	$(152)	$2,207	$1,140	$3,644

Net income (loss) per share:
Basic	$0.05	$(0.01)	$0.09	$0.04	$0.14

Diluted	$0.05	$(0.01)	$0.09	$0.04	$0.14

Shares used in computing net income (loss) per share:
Basic	25,874	25,753	25,183	25,814	25,147

Diluted	27,087	25,753	25,400	26,977	25,526

See Notes to Unaudited Condensed Consolidated Financial Statements

ACTEL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 2,	Jan. 1,
	2006 (1)	2006 (2)
ASSETS
Current assets:
Cash and cash equivalents	$40,441	$24,033
Short-term investments	107,418	117,577
Accounts receivable, net	23,251	26,836
Inventories, net	36,466	37,372
Deferred income taxes	21,489	21,489
Prepaid expenses and other current assets	6,437	7,005

Total current assets	235,502	234,312
Property and equipment, net	23,616	23,859
Long-term investments, net	38,261	26,706
Goodwill	32,142	32,142
Deferred tax asset	10,283	9,979
Other assets, net	16,781	13,391

	$356,585	$340,389

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,063	$14,503
Accrued salaries and employee benefits	6,714	4,994
Other accrued liabilities	14,692	10,196
Deferred income on shipments to distributors	30,351	29,238

Total current liabilities	65,820	58,931
Deferred compensation plan liability	4,085	3,667
Deferred rent liability	1,307	1,242
Long term royalty, net	2,755	3,828

Total liabilities	73,967	67,668

Commitments and contingencies

Shareholders’ equity:
Common stock	26	26
Additional paid-in capital	203,967	194,916
Retained earnings	79,659	78,519
Accumulated other comprehensive loss	(1,034)	(740)

Total shareholders’ equity	282,618	272,721

	$356,585	$340,389

(1)	Unaudited.

(2)	Derived from the consolidated audited financial statements included in our report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended January 1, 2006 (2005 Form 10-K).
See Notes to Unaudited Condensed Consolidated Financial Statements

ACTEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	July 2,	July 3,
	2006	2005
Operating activities:
Net income	$1,140	$3,644
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,839	5,592
Stock compensation cost recognized	5,729	—
Changes in operating assets and liabilities:
Accounts receivable	2,580	(549)
Inventories	1,323	(987)
Deferred income taxes	(148)	400
Prepaid expenses and other current assets	471	32
Royalty and other long-term assets	(1,303)	588
Accounts payable, accrued salaries and employee benefits, and other accrued liabilities	4,157	(3,457)
Deferred income on shipments to distributors	1,113	1,063

Net cash provided by operating activities	19,901	6,326
Investing activities:
Purchases of property and equipment	(4,581)	(6,070)
Purchases of available-for-sale securities	(53,147)	(26,759)
Sales and maturities of available for sale securities	51,301	34,355
Changes in other long term assets	30	51

Net cash (used in) provided by investing activities	(6,397)	1,577
Financing activities:
Repurchase of common stock	—	(9,796)
Issuance of common stock under employee stock plans	2,904	7,087

Net cash provided by (used in) financing activities	2,904	(2,709)

Net increase in cash and cash equivalents	16,408	5,194
Cash and cash equivalents, beginning of period	24,033	6,405

Cash and cash equivalents, end of period	$40,441	$11,599

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes, net	$386	$18
Accrual of long-term royalty agreement	$2,091	$—
See Notes to Unaudited Condensed Consolidated Financial Statements

ACTEL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Summary of Significant Accounting Policies
     The accompanying unaudited condensed consolidated financial statements of Actel Corporation have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain previously reported amounts have been reclassified to conform to the current presentation.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.
     Actel Corporation and its consolidated subsidiaries are referred to as “we,” “us,” or “our.” Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our unaudited condensed consolidated financial statements. Our fiscal year ends the first Sunday on or after December 31, and our fiscal quarters end the first Sunday on or after March 31, June 30, September 30, and December 31.
     These unaudited condensed consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in our 2005 Form 10-K. The results of operations for the three and six months ended July 2, 2006, are not necessarily indicative of future operating results.
     Income Taxes
     Our tax provision is based on an estimated annual tax rate in compliance with SFAS No. 109 “Accounting for Income Taxes.” Significant components affecting the tax rate include R&D credits, income from tax-exempt securities, the composite state tax rate, recognition of certain deferred tax assets subject to valuation allowances and non-deductible stock-based compensation expense.
     Impact of Recently Issued Accounting Standards
     On June 28, 2006, the FASB ratified the consensus reached in EITF Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences”. This consensus provides that sabbatical leave or other similar benefits provided to an employee should be considered to accumulate over the service period as described in FASB Statement No. 43. This EITF is effective for fiscal years beginning after December 15, 2006 and will be adopted by Actel in the first quarter of fiscal 2007. Actel is currently evaluating the effect that the adoption of EITF 06-2 will have on its consolidated results of operations and financial condition.
     In June 2006, the FASB issued FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation is effective for fiscal years beginning after December 15, 2006 and will be adopted by Actel in the first quarter of fiscal 2007. Actel is currently evaluating the effect that the adoption of FIN 48 will have on its consolidated results of operations and financial condition.

2. Stock Based Compensation
     Pro Forma Information for Periods Prior to Adoption of FAS 123(R)
     The following pro forma net income (loss) and net income (loss) per share were determined as if we had accounted for employee stock-based compensation for our employee stock plans under the fair value method prescribed by FAS 123.

	Three	Six
	Months	Months
	Ended	Ended
	July 3, 2005	July 3, 2005
Net income as reported	$2,207	$3,644
Less:
Total stock-based employee compensation expense determined under the fair value method for all awards, net of tax	(3,118)	(6,586)

Pro forma net loss	$(911)	$(2,942)

Net income per share as reported:
Basic	$0.09	$0.14

Diluted	$0.09	$0.14

Pro forma net loss per share:
Basic	$(0.04)	$(0.12)

Diluted	$(0.04)	$(0.12)

     Adoption of SFAS 123(R)
     Prior to January 2, 2006, we accounted for our stock options and equity awards in accordance with the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and had elected to follow the “disclosure only” alternative prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation.” Under this approach we accounted for stock-based awards to employees using the intrinsic value method in accordance with APB Opinion No. 25 and FASB Interpretation (FIN) No. 44, “Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB Opinion No. 25.” Accordingly, no compensation cost has been recognized for our fixed-cost stock option plans because stock-based awards are issued at fair market value on the date of grant for our stock option plans or 85% of fair market value at the date of grant for our employee stock purchase plan. Options and warrants granted to consultants and vendors were accounted for at fair value determined by using the Black-Scholes-Merton method in accordance with Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” and FIN No. 44.
     Effective January 2, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (Revised 2004), “Share-Based Payment,” “SFAS 123(R)”, using the modified-prospective-transition method. Under this transition method, stock-based compensation cost recognized in the quarter and six months ended July 2, 2006, includes: (a) compensation cost for all unvested stock-based awards as of January 2, 2006, that were granted prior to January 2, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all stock-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS123(R).
     As a result of adopting SFAS 123(R) on January 2, 2006, the Company’s income before income taxes and net income for the three and six months ended July 2, 2006, are $2.9 million and $5.7 million lower, respectively, than if the Company had continued to account for share-based compensation under Opinion 25. Basic and diluted net income per share for the three months ended July 2, 2006 is $0.11 per share lower, and basic and diluted net income per share for the six months ended July 2, 2006 are $0.23 per share and $0.21 per share lower, respectively, than if the Company had continued to account for share-based compensation under Opinion 25.
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
     Fair Value —The fair value of the Company’s stock options granted to employees for the three and six months ended July 2, 2006 and July 3, 2005, respectively, was estimated using the following weighted- average assumptions:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2006	2005	2006	2005
Option Plan Shares
Expected term (in years)	4.8	2.8	5.1	3.9
Volatility	47.5%	50.3%	49.7%	51.9%
Risk-free interest rate	5.0%	3.7%	4.5%	3.6%
Estimated forfeitures	3%	—	3%	—
Weighted-average fair value	$7.01	$5.17	$7.18	$6.68

ESPP Shares
Expected term (in years)	—	—	2.08	1.26
Volatility	—	—	36.7%	52.1%
Risk-free interest rate	—	—	4.5%	3.1%
Weighted-average fair value	—	—	$5.05	$6.46
Stock-Based Compensation Expense
     The Company recorded $2.9 million and $5.7 million of stock-based compensation expense for the three and six months ended July 2, 2006, respectively. As required by SFAS 123(R), management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.
     As of July 2, 2006, the total compensation cost related to options and nonvested stock granted to employees under the Company’s stock option plans but not yet recognized was approximately $12.8 million, net of estimated forfeitures of approximately $1 million. This cost will be amortized over a weighted-average period of 1.48 years and will be adjusted for subsequent changes in estimated forfeitures.
     As of July 2, 2006, the total compensation cost related to options to purchase shares of the Company’s common stock under the ESPP but not yet recognized was approximately $2.2 million. This cost will be amortized over a weighted-average period of 0.82 years.

Stock Option Plans
     We have adopted stock option plans under which officers, employees, and consultants may be granted incentive stock options or nonqualified options to purchase shares of our common stock. In connection with our acquisitions of AGL in 1999 and Prosys and GateField in 2000, we assumed the stock option plans of AGL, Prosys, and GateField and the related options are incorporated in the amounts below. As of July 2, 2006, 20,536,769 shares of common stock were reserved for issuance under these plans, of which 4,918,374 shares of common stock were available for grant. There were no options granted to consultants in 2005 or 2006.
     We also adopted a Directors’ Stock Option Plan in 2003, under which directors who are not employees of Actel are granted nonqualified options to purchase shares of our common stock. The new Directors’ Stock Option Plan replaced a 1993 plan that expired in 2003. As of July 2, 2006, 500,000 shares of common stock were reserved for issuance under such Plan, of which 362,500 shares of common stock were available for grant.
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
     The Company issues shares of common stock upon the exercise of stock options. The following is a summary of option activity for our stock option plans:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
				(in thousands)
Outstanding at January 1, 2006	9,646,487	$19.57
Granted	697,655	14.74
Exercised	(237,816)	12.21
Exchanged	(4,182,027)	23.39
Forfeitures and cancellations	(109,432)	19.64

Outstanding at July 2, 2006	5,814,867	$16.54	6.29	$2,316

Vested and expected to vest at July 2, 2006	5,718,776	$16.56	6.29	$2,313

Exercisable at July 2, 2006	3,610,957	$16.75	4.87	$2,234

     The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the 1.3 million options that were in-the-money at July 2, 2006. During the three and six months ended July 2, 2006, the aggregate intrinsic value of options exercised under the Company’s stock option plans were $0.5 million and $0.6 million, respectively, determined as of the date of option exercise. During the three and six months ended July 3, 2005, the aggregate intrinsic value of options exercised under the Company’s stock option plans were less than $0.1 million and $1.1 million, respectively, determined as of the date of option exercise.

     The following table summarizes information about stock options outstanding at July 2, 2006:

	July 2, 2006
	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Contract	Average		Average
	Number of	Life	Exercise	Number of	Exercise
Range of Exercise Prices	Shares	(In Years)	Price	Shares	Price
$0.07 — 12.82	564,552	2.04	$11.29	559,421	$11.28
12.88 — 13.78	555,136	3.72	13.40	540,073	13.40
13.81 — 14.75	464,255	7.75	14.36	219,320	14.60
14.77 — 14.88	616,773	9.13	14.77	49,535	14.82
14.89 — 15.15	877,833	6.73	15.12	552,451	15.14
15.25 — 15.70	858,133	8.52	15.70	263,806	15.70
15.83 — 17.05	201,154	5.94	16.38	115,874	16.42
17.06 — 19.05	506,384	6.72	17.91	341,811	17.71
19.50 — 22.70	582,510	5.19	20.81	571,687	20.83
22.94 — 54.45	588,137	5.51	26.13	396,979	26.81

	5,814,867	6.29	$16.54	3,610,957	$16.75

Employee Stock Purchase Plan
     We have adopted an Employee Stock Purchase Plan (ESPP), under which eligible employees may designate not more than 15% of their cash compensation to be deducted each pay period for the purchase of common stock (up to a maximum of $25,000 worth of common stock each year). Effective January 3, 2006, all ESPP participants will be subject to a calendar year limit of $10,000. This change in the ESPP was made to reduce the stock-based compensation charge under SFAS 123(R) associated with the ESPP. As of July 2, 2006, 4,519,680 shares of common stock were authorized for issuance under the ESPP. The ESPP is administered in consecutive, overlapping offering periods of up to 24 months each, with each offering period divided into four consecutive purchase periods. On the last business day of each purchase period, shares of common stock are purchased with employees’ payroll deductions accumulated during the purchase period at a price per share equal to 85% of the market price of the common stock on the first day of the applicable offering period or the last day of the purchase period, whichever is lower. There were 701,669 shares issued in 2005, 422,947 shares issued in 2004, and 361,688 shares issued in 2003 under the ESPP. There were 737,943 shares available for issuance under the ESPP as of July 2, 2006.
     The following is a summary of outstanding options under the current offering period based on estimated contributions for the four consecutive purchase periods:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
				(in thousands)
Outstanding at July 2, 2006	940,763	$12.12	0.82	$2,100

Vested and expected to vest at July 2, 2006	912,541	$12.12	0.82	$2,037

During the six months ended July 3, 2005, the aggregate intrinsic value of options exercised under the Company’s ESPP was $1.4 million. There were no exercises during the six months ended July 2, 2006.
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
     The Exchange Program expired on January 3, 2006. Pursuant to the Exchange Program, the Company accepted for cancellation options to purchase 4,182,027 shares of the Company’s common stock and granted RSUs to purchase 1,130,965 of the Company’s common stock resulting in an overall exchange ratio of approximately 3.7 options per RSU. Included in these figures were 1,474,500 options previously held by our executive officers who received a total of 422,544 RSUs in the Exchange Program. As of July 2, 2006, the total compensation cost not yet recognized related to RSUs granted under the Exchange Program was approximately $2.2 million.
     During the six months ended July 2, 2006, we also granted additional RSUs and stock options to certain US employees as part of our long-term equity incentive program. The RSUs granted under this program vest over a period of four years. As of July 2, 2006, the total compensation cost not yet recognized related to RSUs granted subsequent to January 3, 2006 was approximately $1.3 million. The Company issues shares of common stock upon vesting of RSUs. The following is a summary of RSU activity:

		Weighted-
		Average
	Number of	Grant Date
	shares	Fair Value
Nonvested at January 1, 2006	—
Granted	107,310	$14.77
Granted under exchange program	1,130,965	$13.17
Forfeited	(11,530)	$13.28

Nonvested at July 2, 2006	1,226,745	$13.31

3. Goodwill
     We account for goodwill under SFAS No. 142, “Goodwill and Other Intangible Assets.” Under this standard, goodwill is tested for impairment annually or more frequently if certain events or changes in circumstances indicate that the carrying value may not be recoverable. We completed our annual goodwill impairments tests as of January 1, 2006, and noted no impairment. Our next annual impairment test will be performed in the fourth quarter of 2006. No indicators of impairment were present during the six months ended July 2, 2006.
4. Inventories
     Inventories consist of the following:

	July 2,	Jan. 1,
	2006	2006
	(unaudited, in thousands)
Inventories, net:
Purchased parts and raw materials	$6,507	$6,403
Work-in-process	21,632	25,599
Finished goods	8,327	5,370

	$36,466	$37,372

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
     “Last time buy” inventory purchases are excluded from our standard excess and obsolescence write down policy and are instead subject to a discrete write down policy. We make last time buys when a wafer supplier is about to shut down the manufacturing line used to make a product and we believe that current inventories are insufficient to meet foreseeable future demand. We made last time buys of certain products from our wafer suppliers during 2003 and the first quarter of 2005. Since this inventory was not acquired to meet current demand, we do not believe the application of our standard inventory write down policy would be appropriate. Inventory purchased in last time buy transactions is evaluated on an ongoing basis for indications of excess or obsolescence based on rates of actual sell through; expected future demand for those products over a longer time horizon; and any other qualitative factors that may indicate the existence of excess or obsolete inventory. In the event that actual sell through does not meet expectations or estimations of expected future demand decrease, inventory write downs of last time buy inventory may be required. We recorded a write-down of last time buy material of $0.3 million in 2005. Evaluations of last time buy inventory during the first six months of 2006 did not result in any additional write downs of this material. Inventory at the end of the second quarter of 2006 included $2.2 million of last time buy material.
5. Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended			Six Months Ended
	July 2, 2006	Apr. 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
	(unaudited, in thousands except per share amounts)
Basic:
Weighted-average common shares outstanding	25,874	25,753	25,183	25,814	25,147

Net income (loss)	$1,292	$(152)	$2,207	$1,140	$3,644

Net income (loss) per share	$0.05	$(0.01)	$0.09	$0.04	$0.14

Diluted:
Weighted-average common shares outstanding	25,874	25,753	25,183	25,814	25,147
Net effect of dilutive employee stock options - based on the treasury stock method	1,213	—	217	1,163	379

Shares used in computing net income per share	27,087	25,753	25,400	26,977	25,526

Net income (loss)	$1,292	$(152)	$2,207	$1,140	$3,644

Net income (loss) per share	$0.05	$(0.01)	$0.09	$0.04	$0.14

     For the three months ended July 2, 2006 and July 3, 2005, options outstanding under our stock option plans to purchase approximately 4,550,000 and 8,098,000 shares, respectively, of our common stock were excluded from the treasury stock method used to determine the net effect of dilutive employee stock options because their inclusion would have had an anti-dilutive effect on net income per share.
     For the six months ended July 2, 2006, and July 3, 2005, options outstanding under our stock option plans to purchase approximately 4,471,000 and 7,137,000 shares, respectively, of our common stock were excluded from the treasury stock method used to determine the net effect of dilutive employee stock options because their inclusion would had an anti-dilutive effect on net income per share.

6. Comprehensive Income (Loss)
     The components of comprehensive income (loss), net of tax, are as follows:

	Three Months Ended			Six Months Ended
	July 2,	Apr. 2,	July 3,	July 2,	July 3,
	2006	2006	2005	2006	2005
	(unaudited, in thousands)
Net income (loss)	$1,292	$(152)	$2,207	$1,140	$3,644
Change in (loss) gain on available-for-sale securities, net of tax amounts of ($93), ($63), $143, ($156) and ($111), respectively	(148)	(146)	214	(294)	(167)
Less reclassification adjustment for gains included in net income, net of tax amounts of $0, $0, $9, $0 and $15, respectively	—	—	13	—	21

Other comprehensive (loss), net of tax amounts of ($93), ($63), $151, ($156) and ($97), respectively	(148)	(146)	227	(294)	(146)

Total comprehensive income (loss)	$1,144	$(298)	$2,434	$846	$3,498

Accumulated other comprehensive loss is presented on the accompanying condensed consolidated balance sheets and consists of the accumulated net unrealized gain (loss) on available-for-sale securities.
7. Legal Matters and Loss Contingencies
     From time to time we are notified of claims, including claims that we may be infringing patents owned by others, or otherwise become aware of conditions, situations, or circumstances involving uncertainty as to the existence of a liability or the amount of a loss. When probable and reasonably estimable, we make provisions for estimated liabilities. As we sometimes have in the past, we may settle disputes and/or obtain licenses under patents that we are alleged to infringe. We can offer no assurance that any pending or threatened claim or other loss contingency will be resolved or that the resolution of any such claim or contingency will not have a materially adverse effect on our business, financial condition, and/or results of operations. Our failure to resolve a claim could result in litigation or arbitration, which can result in significant expense and divert the efforts of our technical and management personnel, whether or not determined in our favor. We are currently involved in arbitration with BTR, Inc., under a License Agreement between the parties.
     In addition, our evaluation of the impact of these claims and contingencies could change based upon new information. Subject to the foregoing, we do not believe that the resolution of any pending or threatened legal claim or loss contingency is likely to have a materially adverse effect on our financial position as of July 2, 2006, or results of operations or cash flows for the quarter then ended.
8. Commitments
     As of July 2, 2006, the Company had approximately $10.4 million of non-cancelable obligations to providers of electronic design automation software expiring at various dates through 2008. The current portion of these obligations is recorded in “Other accrued liabilities” and the long-term portion of these obligations is recorded at net present value in “Long term royalty, net” on the accompanying balance sheet. Approximately $2.8 million and $16.6 million of these contractual obligations are recorded in “Prepaid expenses and other current assets” and “Other assets, net”, respectively.
9. Shareholders’ Equity
     Our Board of Directors authorized a stock repurchase program, whereby shares of our common stock may be purchased from time to time in the open market at the discretion of management. In the three months ended April 3, 2005 we repurchased 627,500 shares for $9.8 million. There have been no additional stock repurchases since then. As of July 2, 2006, we had remaining authorization to repurchase up to 1,610,803 shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     In this Quarterly Report on Form 10-Q, Actel Corporation and its consolidated subsidiaries are referred to as “we,” “us,” “our,” or “Actel.” You should read the information in this Quarterly Report with the Risk Factors in Part II, Item 1A. Unless otherwise indicated, the information in this Quarterly Report is given as of August 8, 2006 and we undertake no obligation to update any of the information, including forward-looking statements. All forward-looking statements are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements containing words such as “anticipates,” “believes,” “estimates,” “expects,” intends,” “plans,” “seeks,” and variations of such words and similar expressions are intended to identify the forward-looking statements. Our actual results may differ materially from those projected in the forward-looking statements for many reasons, including those set forth in the Risk Factors.
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
• Key Indicators
     Although we measure the condition and performance of our business in numerous ways, the key quantitative indicators that we generally use to manage the business are bookings, design wins, margins, yields, and backlog. We also carefully monitor the progress of our product development efforts. Of these, we think that bookings and backlog are the best indicators of short-term performance and that designs wins and product development progress are the best indicators of long-term performance. Measured as end-customer orders placed with us and our distributors, our bookings were higher during the second quarter of 2006 than during the first quarter of 2006, and our backlog was higher at the end of the second quarter of 2006 than at the end of the first quarter of 2006. Our design wins were relatively flat between the first and second quarter of 2006, and our product development progress during the second quarter was mixed.
Critical Accounting Policies and Estimates
     Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosure of contingent assets and liabilities. The U.S. Securities and Exchange Commission has defined critical accounting policies as those that are most important to the portrayal of our financial condition and results and also require us to make the most difficult, complex, and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Based upon this definition, our most critical policies include revenue recognition, inventories, legal matters and income taxes. During the first quarter of 2006, we implemented a new critical accounting policy, stock-based compensation expense, in conjunction with our adoption of SFAS 123(R). These policies, as well as the estimates and judgments involved, are discussed below. We also have other key accounting policies that either do not generally require us to make estimates and judgments that are as difficult or as subjective or they are less likely to have a material impact on our reported results of operations for a given period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates. In addition, if these estimates or their related assumptions change in the future, it could result in material expenses being recognized on the income statement.
• Revenues
     We sell our products to OEMs and to distributors who resell our products to OEMs or their contract manufacturers. We recognize revenue on products sold to OEMs upon shipment. Because sales to distributors are generally made under agreements allowing for price adjustments, credits, and right of return under certain circumstances, we generally defer recognition of revenue on products sold to distributors until the products are resold by the distributor and price adjustments are determined at which time our final net sales price is fixed. Deferred revenue net of the corresponding deferred cost of sales are recorded in the caption deferred income on shipments to distributors in the liability section of the consolidated balance sheet. Deferred income effectively represents the gross margin on the sale to the distributor, however, the amount of gross margin we recognize in future periods will be less than the originally recorded deferred income as a result of negotiated price concessions. Distributors resell our products to end customers at various negotiated price points which vary by end customer, product, quantity, geography and competitive pricing environments. When a distributors’ resale is priced at a discount from list price, we credit back to the distributor a portion of their original purchase price after the resale transaction is complete. Thus, a portion of the deferred income on shipments to distributors balance will be credited back to the distributor in the future. These amounts will not be recognized as revenue and gross margin in our Statement of Income. Since we expect our distributors to “turn” their inventory balances five to six times a year, we expect that a majority of the inventory held by our distributors at the end of any quarter will be resold to end customers over the next two quarters. Revenue recognition depends on notification from the distributor that product has been resold. This reported information includes product resale price, quantity, and end customer information as well as inventory balances on hand. Our revenue reporting is dependent on us receiving timely and accurate data from our distributors. In determining the appropriate amount of revenue to recognize, we use this data from our distributors and apply judgment in reconciling differences between their reported inventory and sell through activities. Because of the time involved in collecting, assimilating and analyzing the data provided by our distributors, we report actual sell through revenue one month in arrears. This practice requires us to make an estimate of one months distributor sell through activity at the end of each fiscal quarter. This estimate is adjusted the following month to reflect actual sell through activity reported by our distributors.
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
     During 2003, we modified our inventory valuation policies to properly account for “last time buy” inventory purchases. We make last time buys when a wafer supplier is about to shut down the manufacturing line used to make a product and we believe that our then current inventories are insufficient to meet foreseeable future demand. We made last time buys of certain products from our wafer suppliers in 2003 and 2005. Since this inventory was not acquired to meet current demand, we did not believe the application of our existing inventory write down policy was appropriate, so a discrete write down policy was established for inventory purchased in last time buy transactions. As a consequence, these transactions and the related inventory are excluded from the standard excess and obsolescence write down policy. Inventory purchased in last time buy transactions will be evaluated on an ongoing basis for indications of excess or obsolescence based on rates of actual sell through, expected future demand for those products over a longer time horizon, and any other qualitative factors that may indicate the existence of excess or obsolete inventory. Evaluations of last time buy inventory in 2005 resulted in a write down of $0.3 million of material. This write down was taken because actual sell through results did not meet expectations or estimations of expected future demand. No additional write-downs of this inventory were taken in the six months ended July 2, 2006.
• Legal Matters and Loss Contingencies
     From time to time we are notified of claims, including claims that we may be infringing patents owned by others, or otherwise become aware of conditions, situations, or circumstances involving uncertainty as to the existence of a liability or the amount of a loss. When probable and reasonably estimable, we make provisions for estimated liabilities. As we sometimes have in the past, we may settle disputes and/or obtain licenses under patents that we are alleged to infringe. We can offer no assurance that any pending or threatened claim or other loss contingency will be resolved or that the resolution of any such claim or contingency will not have a materially adverse effect on our business, financial condition, and/or results of operations. Our failure to resolve a claim could result in litigation or arbitration, which can result in significant expense and divert the efforts of our technical and management personnel, whether or not determined in our favor. We are currently involved in an arbitration with BTR, Inc., under a License Agreement between the parties. In addition, our evaluation of the impact of these claims and contingencies could change based upon new information. Subject to the foregoing, we do not believe that the resolution of any pending or threatened legal claim or loss contingency is likely to have a materially adverse effect on our financial position at July 2, 2006, or results of operations or cash flows for the quarter then ended.
• Income Taxes
     We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. We evaluate annually the realizability of our deferred tax assets by assessing our valuation allowance and, if necessary, we adjust the amount of such allowance. The factors used to assess the likelihood of realization include our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. We assessed our deferred tax assets at the end of 2005 and determined that it was more likely than not that we would be able to realize approximately $31.5 million of net deferred tax assets based upon our forecast of future taxable income.
• Stock-Based Compensation Expense
     Beginning January 2, 2006, we adopted the fair value recognition provisions of SFAS 123(R), using the modified prospective transition method, and therefore have not restated prior period’s results. Under the fair value recognition provisions of SFAS 123(R), we estimate the fair value of our employee stock awards at the date of grant using the Black-Scholes-Merton option pricing model, which requires the use of certain subjective assumptions. The most significant of these assumptions are our estimates of expected volatility of the market price of our stock and the expected term of the stock award. We have determined that historical volatility is the best predictor of expected volatility and the expected term of our awards was determined taking into consideration the vesting period of the award, the contractual term and our historical experience of employee stock option exercise behavior. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, we could change our assumptions used to value employee stock-based awards granted in future periods. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those awards expected to vest. If our actual forfeiture rate were materially different from our estimate, the stock-based compensation expense would be different from what we have recorded in the current period. The fair value of restricted stock units was calculated based upon the fair value of our Common Stock at the date of grant. Further, SFAS 123(R) requires that employee stock-based compensation costs be recognized over the vesting period of the award and we have elected the straight-line method as the basis for recording our expense.
     The Company recorded $2.9 million and $5.7 million of stock-based compensation expense for the three and six months ended July 2, 2006, respectively. As required by SFAS 123(R), management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. As of July 2, 2006, the total compensation cost related to options and nonvested stock granted to employees under the Company’s stock option plans but not yet recognized was approximately $12.8 million, net of estimated forfeitures of approximately $1 million. This cost will be amortized over a weighted-average period of 1.48 years and will be adjusted for subsequent changes in estimated forfeitures. As of July 2, 2006, the total compensation cost related to options to purchase shares of the Company’s common stock under the ESPP but not yet recognized was approximately $2.2 million. This cost will be amortized over a weighted-average period of 0.82 years.

Results of Operations

	Three Months Ended					Six Months Ended
	(a)	(b)		(c)%		(d)	(e)%
	July 2,	Apr. 2,	% change	July 3,	change	July 2,	July 3,	change
	2006	2006	(a/b)	2005	(a/c)	2006	2005	(d/e)
Net revenues	$47,701	$46,268	3%	$45,327	5%	$93,969	$89,311	5%

Gross margin	$29,603	$27,718	7%	$26,767	11%	$57,321	$52,835	9%
% of net revenues	62%	60%		59%		61%	59%

Research and development	$14,417	$13,779	5%	$11,759	23%	$28,196	$23,617	19%
% of net revenues	30%	30%		26%		30%	26%

Selling, general, and administrative	$14,208	$14,805	(4%)	$12,667	12%	$29,013	$25,504	14%
% of net revenues	30%	32%		28%		31%	29%

Amortization of acquisition-related intangibles	$7	$8	(13%)	$552	(99%)	$15	$1,110	(99%)
% of net revenues	0%	0%		1%		0%	1%

Tax provision	$1,320	$641	106%	$508	160%	$1,961	$666	194%
% of net revenues	3%	1%		1%		2%	1%
     Net Revenues
     Net revenues were $47.7 million for the second quarter of 2006, a 3% increase from the first quarter of 2006 and a 5% increase from the second quarter of 2005. Net revenues increased between the first and second quarters of 2006 due to a 4% increase in overall average selling prices (ASPs) offset by a 1% decrease in unit shipments. Quarterly net revenues increased from the second quarter a year ago due to a 15% increase in ASPs offset by an 8% decrease in unit shipments. Unit volumes and ASP levels fluctuate principally because of changes in the mix of products sold. Our product portfolio includes products ranging from devices with lower ASPs which typically sell in higher volumes, to devices with higher ASPs which typically sell in lower volumes.
     Net revenues were $94.0 million for the first six months of 2006, a 5% increase from the first six months of 2005. Net revenues increased due to a 5% increase in overall ASPs. The increase in ASPs was primarily the result of a shift toward higher ASP versions in both our mature product families as well as some of our newer product families.
     Gross Margin
     Gross margin was 62% on net revenues for the second quarter of 2006 compared with 60% for the first quarter of 2006 and 59% for the second quarter of 2005. Gross margin was 61% for the first six months of 2006 compared with 59% for the first six months of 2005. The increase in gross margin during the first half of 2006 was attributable to a more favorable mix of products sold during the first six months of the year. In addition, gross margin for the three and six months ended July 2, 2006 benefited from a payment received from a supplier in the second quarter of 2006 of approximately $0.4 million related to material scrapped in prior periods. As our newer product families mature, we typically experience some margin improvement with increased yields and manufacturing efficiencies.
     We strive to reduce costs by improving wafer yields, negotiating price reductions with suppliers, increasing the level and efficiency of our testing and packaging operations, achieving economies of scale by means of higher production levels and increasing the number of die produced per wafer, principally by shrinking the die size of our products. No assurance can be given that these efforts will be successful. Our capability to shrink the die size of our FPGAs is dependent on the availability of more advanced manufacturing processes. Due to the custom steps involved in manufacturing antifuse and (to a lesser extent) Flash FPGAs, we typically obtain access to new manufacturing processes later than our competitors using standard manufacturing processes.

     Research and Development (R&D)
     R&D expenditures were $14.4 million, or 30% of net revenues, for the second quarter of 2006 compared with $13.8 million, or 30% of net revenues, for the first quarter of 2006 and $11.8 million, or 26% of net revenues, for the second quarter of 2005. R&D expenditures were $28.2 million, or 30% of net revenues, for the first six months of 2006 compared with $23.2 million, or 26% of net revenues, for the first six months of 2005. R&D expenditures in the first and second quarters of 2006 were higher than the second quarter of 2005 primarily due to the recognition of stock-based compensation expense of $1.5 million under SFAS 123(R) in each of the two quarters and increased spending due to expanded R&D efforts. In addition, we recorded cost reimbursement benefits under government funded contracts in the first and second quarters of 2006. We believe that reimbursable R&D expenditures under these contracts will continue to range from $0.6 million to $0.8 million per quarter through 2006.
     Selling, General, and Administrative (SG&A)
     SG&A expenses were $14.2 million or 30% of net revenues, for the second quarter of 2006 compared with $14.8 million or 32% of net revenues for the first quarter of 2006 and $12.7 million or 28% of revenues, for the second quarter of 2005. SG&A expenses were $29.0 million, or 31% of net revenues, for the first six months of 2006 compared with $25.5 million, or 29% of net revenues, for the first six months of 2005. Both the first and second quarter of 2006 reflect higher spending due to the recognition of stock-based compensation expense of $1.3 million and $1.4 million, respectively under SFAS 123(R). In addition, SG&A expense in the first quarter of 2006 included increased marketing expense due to new product introductions and higher legal fees.
     Amortization of Acquisition-Related Intangibles
     Amortization of acquisition-related intangibles was $0.02 million for the first six months of 2006 compared to $1.1 million for the first six months of 2005. The decrease in 2006 was attributable to non-goodwill intangibles, related to an acquisition completed in the year 2000, being fully amortized during 2005.
     Tax Provision
     For the three and six months ended July 2, 2006, the provision for income taxes was based on an estimated annual effective tax rate calculated in compliance with SFAS 109. The estimated annual effective rate was calculated based on our expected level of profitability and includes the usage of state tax credits. To the extent our level of profitability changes during the year, the estimated annual effective tax rate will be revised to reflect these changes. The difference between the provision for income taxes that would be derived by applying the statutory rate to our income before tax and the income tax provision actually recorded is due to the impact of non-deductible SFAS 123(R) stock-based compensation expenses which is offset in part by state tax credits.
Financial Condition, Liquidity, and Capital Resources
     Our total assets were $356.6 million as of the end of the second quarter of 2006 compared with $340.4 million as of the end of the fourth quarter of 2005. The following table sets forth certain financial data from the condensed consolidated balance sheets expressed as the percentage change from January 1, 2006, to July 2, 2006:

	As of	As of
In thousands	July 2, 2006	Jan. 1, 2006	$ change	% change
Cash and cash equivalents, short and long term investments	$186,120	$168,316	$17,804	11%
Accounts receivable, net	$23,251	$26,836	$(3,585)	(13%)
Inventories, net	$36,466	$37,372	$(906)	(2%)
     The $3.6 million decrease in net accounts receivable was primarily due to more linear shipments during the second quarter of 2006 which led to improved collections resulting in a reduced days sales outstanding of 41 days at the end of the second quarter of 2006 compared to days sales outstanding of 55 days at the end of the fourth quarter of 2005.
     Net inventories decreased in the second quarter of 2006 by $0.9 million compared to the fourth quarter of 2005 as a result of a reduction in inventory levels in some of our older product families. This resulted in inventory days decreasing from 191 days at the end of 2005 to 184 days at the end of the second quarter of 2006.

	Six Months Ended
In thousands	July 2, 2006	July 3, 2005
Net cash provided by operating activities	$19,901	$6,326
Net cash (used in) provided by investing activities	$(6,397)	$1,577
Net cash provided by (used in) financing activities	$2,904	$(2,709)
     The difference between net income of $1.1 million and cash provided by operating activities of $19.9 million for the six months ended July 2, 2006 was the result of several non-cash adjustments relating to depreciation, amortization and stock based compensation costs of approximately $10.6 million and primarily favorable changes in working capital balances of approximately $8.2 million. Favorable changes in working capital balances include decreases in net accounts receivable of $2.6 million and net inventories of $1.3 million accompanied by an increase in current liabilities and deferred income on shipments to distributors of $5.3 million offset by royalty payments of $1.8 million. Sales of available for sale securities of $51.3 million offset by purchases of available for sale securities of $53.1 million and capital expenditure of $4.6 million resulted in net cash used in investing activities of approximately $6.4 million for the six months ended July 2, 2006. Net cash provided by financing activities of $2.9 million for the six months ended July 2, 2006 relates to proceeds from the issuance of common stock under employee stock plans.
     Cash provided by operating activities was $6.3 million for the first six months of 2005. Net income of $3.6 million and non-cash adjustments relating to depreciation and amortization of $5.6 million contributed to cash provided by operations, offset primarily by decreases in accrued salaries and employee benefits. Net cash provided by investing activities was $1.6 million during the first six months of 2005 and included net sales and maturities of available for sale securities of $7.6 million, which was offset by $6.0 million for purchases of property and equipment. Net cash used in financing activities was $2.7 million for the first six months of fiscal 2005 and consisted of $9.8 million for the repurchase of common stock, which was offset in part by $7.1 million of proceeds from the issuance of common stock under employee stock plans.
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
Impact of Recently Issued Accounting Standards
     On June 28, 2006, the FASB ratified the consensus reached in EITF Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43,Accounting for Compensated Absences”. This consensus provides that sabbatical leave or other similar benefits provided to an employee should be considered to accumulate as that term is used in FASB Statement No. 43. This EITF is effective for fiscal years beginning after December 15, 2006 and we will adopt in the first quarter of fiscal 2007. We are currently evaluating the effect that the adoption of EITF 06-2 will have on our consolidated results of operations and financial condition.
     In June 2006, the FASB issued FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation is effective for fiscal years beginning after December 15, 2006 and we will adopt in the first quarter of fiscal 2007. We are currently evaluating the effect that the adoption of FIN 48 will have on our consolidated results of operations and financial condition.
Additional Quarterly Information
     The following table presents certain unaudited quarterly results for each of the eight quarters in the period ended July 2, 2006. In our opinion, all necessary adjustments (consisting only of normal recurring accruals) have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with our audited consolidated condensed financial statements and notes thereto included in our 2005 Form 10-K. However, these quarterly operating results are not indicative of the results for any future period.

	Quarterly Operating Results for the Three Months Ended
	Jul. 2,	Apr. 2,	Jan. 1,	Oct. 2,	Jul. 3,	Apr. 3,	Jan. 2,	Oct. 3,
	2006	2006	2006	2005	2005	2005	2005 (1)	2004
	(Unaudited, in thousands except per share amounts)
Statement of Operations Data:
Net revenues	$47,701	$46,268	$43,708	$46,378	$45,327	$43,984	$40,256	$39,439
Gross profit	29,603	27,718	25,825	27,345	26,767	26,068	19,392	23,403
Income (loss) from operations	971	(874)	829	2,435	1,789	815	(5,400)	(855)
Net income (loss)	1,292	(152)	1,154	2,238	2,207	1,437	(3,167)	517
Net income (loss) per share:
Basic	$0.05	$(0.01)	$0.05	$0.09	$0.09	$0.06	$(0.12)	$0.02

Diluted (2)	$0.05	$(0.01)	$0.05	$0.09	$0.09	$0.06	$(0.12)	$0.02

Shares used in computing net income (loss) per share:
Basic	25,874	25,753	25,425	25,388	25,183	25,111	25,368	25,600

Diluted (2)	27,087	25,753	25,577	25,596	25,400	25,652	25,368	25,930

(1)	During the fourth quarter of 2004 we recorded a charge of $3.2 million for costs associated with the testing of the RTSX-S space qualified FPGAs and the write down of RTSX-S inventory from the original manufacturer.

(2)	For the first quarter of 2006 and the fourth quarter of 2004, we incurred a quarterly net loss and the inclusion of stock options in the shares used for computing diluted earnings per share would have been anti-dilutive and reduced the loss per share. Accordingly, all Common Stock equivalents (such as stock options) have been excluded from the shares used to calculate diluted earnings per share for those periods.

	Jul. 2,	Apr. 2,	Jan. 1,	Oct. 2,	Jul. 3,	Apr. 3,	Jan. 2,	Oct. 3,
	2006	2006	2006	2005	2005	2005	2005	2004
As a Percentage of Net Revenues:
Net revenues	100%	100%	100%	100%	100%	100%	100%	100%
Gross profit	62	60	59	59	59	59	48	59
Income (loss) from operations	2	(2)	2	5	4	2	(13)	(2)
Net income (loss)	3	0	3	5	5	3	(8)	1

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     As of July 2, 2006, our investment portfolio consisted primarily of corporate bonds, floating rate short term notes, and federal and municipal obligations. The principal objectives of our investment activities are to preserve principal, meet liquidity needs, and maximize yields. To meet these objectives, we invest only in high credit quality debt securities with average maturities of less than two years. We also limit the percentage of total investments that may be invested in any one issuer. Corporate investments as a group are also limited to a maximum percentage of our investment portfolio.
     We are exposed to financial market risks, including changes in interest rates. All of the potential changes noted below are based on sensitivity analysis performed on our financial position and expected operating levels at July 2, 2006. Actual results may differ materially.
     Our investments are subject to interest rate risk. During the six months ended July 2, 2006, interest rates available in the market for government and corporate bonds experienced an increase. During that time the market value of our investment portfolio consisting of government and corporate bonds decreased $0.4 million. A further increase in interest rates could subject us to a decline in the market value of our investments. These risks are mitigated by our ability to hold these investments to maturity. A hypothetical 100 basis point increase in interest rates would result in a reduction of approximately $1.8 million in the fair value of our available-for-sale securities held at July 2, 2006.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
     Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-Q to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting.
     There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Information with respect to this Item may be found in Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements in this Form 10-Q, which information is incorporated into this Item 1 by reference.
ITEM 1A. RISK FACTORS
          Before deciding to purchase, hold, or sell our Common Stock, you should carefully consider the risks described below in addition to the other cautionary statements and risks described elsewhere, and the other information contained, in this Report and in our other filings with the SEC, including our Annual Report on Form 10-K for the year ended January 1, 2006, and subsequent reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs with material adverse effects on us, our business, financial condition, and results of operations could be seriously harmed. In that event, the market price for our common stock will likely decline and you may lose all or part of your investment.
Our future revenues and operating results are likely to fluctuate and may fail to meet expectations, which could cause our stock price to decline, perhaps significantly.
     Our quarterly revenues and operating results are subject to fluctuations resulting from general economic conditions and a variety of risks specific to Actel or characteristic of the semiconductor industry, including (but not limited to) booking and shipment uncertainties, supply problems, price erosion, and other risks described in this Report. These and other factors make it difficult for us to accurately project quarterly revenues and operating results, which may fail to meet our expectations. Any failure to meet expectations could cause our stock price to decline significantly.
›	A variety of booking and shipping uncertainties may cause our quarterly revenues and/or operating results to fall short of expectations.
     When we fall short of our quarterly revenue expectations, our operating results will probably also be adversely affected because the majority of our expenses are fixed and therefore do not vary with revenues.
☐	We derive a large percentage of our quarterly revenues from bookings received during the quarter, making quarterly revenues difficult to predict.
     Our backlog (which generally may be cancelled or deferred by customers on short notice without significant penalty) at the beginning of a quarter typically accounts for about half of our revenues during the quarter. This means that we generate about half of our quarterly revenues from orders received during the quarter and “turned” for shipment within the quarter, and that any shortfall in “turns” will have an immediate and adverse impact on quarterly revenues. There are many factors that can cause a shortfall in turns, including declines in general economic conditions or the businesses of our customers, excess inventory in the channel, and conversion of our products to hard-wired ASICs or other competing products for price or other reasons. In addition, we sometimes book a disproportionately large percentage of turns orders during the final weeks of the quarter. Any failure or delay in receiving expected turns orders would have an immediate and adverse impact on quarterly revenues.
☐	We derive a significant percentage of our quarterly revenues from shipments made in the final weeks of the quarter, making quarterly revenues difficult to predict.
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
☐	Our military and aerospace shipments tend to be large monetarily and are subject to complex scheduling uncertainties, making quarterly revenues difficult to predict.

     Orders from military and aerospace customers tend to be large monetarily and irregular, which contributes to fluctuations in our net revenues and gross margins. These sales are also subject to more extensive governmental regulations, including greater export restrictions. Historically, it has been difficult to predict if and when export licenses will be granted, if required. In addition, products for military and aerospace applications require processing and testing that is more lengthy and stringent than for commercial applications, which increases the complexity of scheduling and forecasting as well as the risk of failure. It is often impossible to determine before the end of processing and testing whether products intended for military or aerospace applications will fail and, if they do fail, it is generally not possible for replacements to be processed and tested in time for shipment during the same quarter. Any failure to effect scheduled shipments by the end of a quarter would have an immediate and adverse impact on quarterly revenues.
☐	We derive a majority of our quarterly revenues from products resold by our distributors, making quarterly revenues difficult to predict.
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
     In a typical semiconductor manufacturing process, silicon wafers produced by a foundry are sorted and cut into individual die, which are then assembled into individual packages and tested. The manufacture, assembly, and testing of semiconductor products is highly complex and subject to a wide variety of risks, including defects in photomasks, impurities in the materials used, contaminants in the environment, and performance failures by personnel and equipment. In addition, we may not discover defects or other errors in new products until after we have commenced volume production. Semiconductor products intended for military and aerospace applications and new products, such as our Flash-based Actel Fusion PSCs and ProASIC 3/E FPGAs and antifuse-based Axcelerator FPGAs, are often more complex and more difficult to produce, increasing the risk of manufacturing- and design-related defects. Our failure to effect scheduled shipments by the end of a quarter due to unexpected supply constraints or production difficulties would have an immediate and adverse impact on quarterly revenues.
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
     The semiconductor industry is characterized by intense price competition. The average selling price of a product typically declines significantly between introduction and maturity. We sometimes are required by competitive pressures to reduce the prices of our new products more quickly than cost reductions can be achieved. We also sometimes approve price reductions on specific direct sales for strategic or other reasons, and provide price concessions to our distributors for a portion of their original purchase price in order for them to address individual negotiations involving high-volume or competitive situations. Typically, a customer purchasing a small quantity of product for prototyping or development from a distributor will pay list price. However, a customer using our products in volume production will often negotiate a substantial price discount from the distributor. Under such circumstances, the distributor will in turn often negotiate and receive a price concession from Actel. This is a standard practice in the semiconductor industry and we provide some level of price concession to every distributor. Unanticipated declines in the average selling prices of our products could cause our quarterly revenues and/or gross margin to fall short of expectations, which would adversely affect our quarterly financial results.

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
     During 2003, several U.S. government contractors reported a small percentage of functional failures in our RTSX-S and SX-A antifuse devices manufactured on a 0.25 micron antifuse process at the original manufacturer of those FPGAs. During 2004, The Aerospace Corporation (Aerospace) proposed a series of experiments to test various hypotheses on the root cause of the failures and to generate reliability data that could be used by space industry participants in deciding whether or not to launch spacecraft with RTSX-S FPGAs that were already integrated. Also during 2004, we announced the availability of RTSX-SU devices from UMC; Aerospace and Actel each recommended that customers switch to UMC-manufactured RTSX-SU devices if their schedules permitted; and we offered to accept RTSX-S parts from the original manufacturer in exchange for RTSX-SU parts. By the fourth quarter of 2004, most customers had decided to switch to RTSX-SU devices. Utilizing all of the available data, Aerospace has calculated a failure in time (FIT) rate for our RTSX-SU devices manufactured at UMC of 13 to 34 (depending on the definition of failure) for an average design, mission life, and amount of screening time. A FIT is one failure per billion device-hours, so if a group of devices has a FIT rate of 13 to 34, the customer should expect between 13 and 34 failures per billion device-hours. A billion hours is more than 114 centuries. On February 15, 2006, Aerospace brought to a close the regular meeting of space industry participants on this matter, although testing will continue.
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
›	Numerous factors can cause the development or introduction of new products to fail or be delayed.
     To develop and introduce a product, we must successfully accomplish all of the following:
-	anticipate future customer demand and the technology that will be available to meet the demand;

-	define the product and its architecture, including the technology, silicon, programmer, IP, software, and packaging specifications;

-	obtain access to advanced manufacturing process technologies;

-	design and verify the silicon;

-	develop and release evaluation software;

-	layout the FPGA and other functional blocks along with the circuitry required for programming;

-	integrate the FPGA block with the other functional blocks;

-	simulate (i.e., test) the design of the product;

-	tapeout the product (i.e., compile a database containing the design information about the product for use in the preparation of photomasks);

-	generate photomasks for use in manufacturing the product and evaluate the software;

-	manufacture the product at the foundry;

-	verify the product; and

-	qualify the process, characterize the product, and release production software.
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
     The semiconductor industry is intensely competitive. Our competitors include suppliers of hard-wired ASICs, CPLDs, and FPGAs. Our biggest direct competitors are Xilinx, Inc. (Xilinx), Altera Corporation (Altera), and Lattice Semiconductor Corporation (Lattice), all of which are suppliers of CPLDs and SRAM-based FPGAs; and QuickLogic Corporation, a supplier of antifuse-based FPGAs. Altera and Lattice also recently announced the development of FPGAs manufactured on embedded Flash processes. In addition, we face competition from suppliers of logic products based on new or emerging technologies. While we seek to monitor developments in existing and emerging technologies, our technologies may not remain competitive. We also face competition from companies that specialize in converting our products into hard-wired ASICs.
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

☐	We will not generate significant revenues from the sale of RH products for some time after our supply of RH1020 and RH1280 parts is exhausted.
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
☐	Our limited volume and customized process requirements generally make us less attractive to independent wafer manufacturers.
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
☐	Identifying and qualifying new independent wafer manufacturers is difficult and might be unsuccessful.
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
☐	Distributor contracts generally can be terminated on short notice.
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
☐	Fluctuations in inventory levels at our distributors can affect our operating results.
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
☐	Fluctuations in the level of price concessions provided to our distributors can affect our operating results.
     In accordance with our distribution agreements and industry practice, we have granted our distributors the contractual right to return certain amounts of unsold product on a periodic basis and also to receive price concessions for unsold product in the case of a subsequent decrease in list prices. We also provide price concessions to our distributors for a portion of their original purchase price in order for them to address individual negotiations involving high-volume or competitive situations. Typically, a customer purchasing a small quantity of product for prototyping or development from a distributor will pay list price. However, a customer using our products in volume production will often negotiate a substantial price discount from the distributor. Under such circumstances, the distributor will in turn often negotiate and receive a price concession from Actel. This is a standard practice in the semiconductor industry and we provide some level of price concession to every distributor. An overall increase in the level of price concessions provided to our distributors will reduce our gross margin.
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
     We estimate that sales of our products to customers in the military and aerospace industries, which carry higher overall gross margins than sales of products to other customers, accounted for 41% of our net revenues for 2005. In general, we believe that the military and aerospace industries have accounted for a significantly greater percentage of our net revenues since the introduction of our Rad Hard FPGAs in 1996 and our Rad Tolerant FPGAs in 1998. Any future downturn in the military and aerospace market could have a materially adverse effect on our revenues and/or operating results.
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
˜	Any acquisition we make may harm our business, financial condition, and/or operating results.
     We have a mixed history of success in our acquisitions. For example:
-	In 1999, we acquired AGL for consideration valued at $7.2 million. We acquired AGL for technology used in the unsuccessful development of an SRAM-based FPGA.

-	In 2000, we acquired Prosys Technology, Inc. (Prosys) for consideration valued at $26.2 million. We acquired Prosys for technology used in our VariCore EPGA logic core, which was introduced in 2001 but for which no market emerged.

-	Also in 2000, we completed our acquisition of GateField for consideration valued at $45.7 million. We acquired GateField for its Flash technology and ProASIC FPGA family. We introduced the second-generation ProASIC PLUS product family in 2002 and the third-generation ProASIC3/E families in 2005. We also introduced the Flash-based Actel Fusion PSC in 2005. Actel is currently the only company offering FPGAs with a nonvolatile, reprogrammable architecture.
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
     Our failure to resolve any claim of infringement could result in litigation or arbitration. We are currently involved in an arbitration with BTR. In addition, we have agreed to defend our customers from and indemnify them against claims that our products infringe the patent or other intellectual rights of third parties. All litigation and arbitration proceedings, whether or not determined in our favor, can result in significant expense and divert the efforts of our technical and management personnel. In the event of an adverse ruling in any litigation or arbitration involving intellectual property, we could suffer significant (and possibly treble) monetary damages, which could have a materially adverse effect on our business, financial condition, and/or operating results. We may also be required to discontinue the use of infringing processes; cease the manufacture, use, and sale or licensing of infringing products; expend significant resources to develop non-infringing technology; or obtain licenses under patents that we are infringing. In the event of a successful claim against us, our failure to develop or license a substitute technology on commercially reasonable terms could also have a materially adverse effect on our business, financial condition, and/or operating results.
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
     The stock markets broadly, technology companies generally, and our Common Stock in particular have experienced extreme price and volume volatility in recent years. Our Common Stock may continue to fluctuate substantially on the basis of many factors, including:
-	quarterly fluctuations in our financial results or the financial results of our competitors or other semiconductor companies;

-	changes in the expectations of analysts regarding our financial results or the financial results of our competitors or other semiconductor companies;

-	announcements of new products or technical innovations by Actel or by our competitors; or

-	general conditions in the semiconductor industry, financial markets, or economy.

˜	If our stock price declines sufficiently, we would write down our goodwill, which may have a materially adverse affect on our operating results.
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

PART II — OTHER INFORMATION
Item 6. Exhibits

Exhibit Number	Description
10.17 (1)	2006 Key Employee Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	This Exhibit is a management contract or compensatory plan or arrangement.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTEL CORPORATION

Date: August 10, 2006

/s/ Jon A. Anderson

Jon A. Anderson
Vice President of Finance
and Chief Financial Officer
(as Principal Financial Officer
and on behalf of Registrant)

Exhibit Index

Exhibit Number	Description
10.17 (1)	2006 Key Employee Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	This Exhibit is a management contract or compensatory plan or arrangement.