Form 10-Q
period 2006-10-01
ACTEL CORP
filed 2008-01-22
CIK 907687

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2006
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Number of shares of Common Stock outstanding as of January 16, 2008: 26,496,497

Explanatory Note Regarding Restatements
          This Quarterly Report on Form 10-Q for our quarter ended October 1, 2006, includes restatements of the following previously-filed financial statements and data (and related disclosures): (i) our condensed consolidated balance sheet as of January 1, 2006, and the related condensed consolidated statements of operations for the quarters ended July 2, 2006 and October 2, 2005 and the nine months ended October 2, 2005 and our condensed consolidated statement of cash flows for the nine months ended October 2, 2005; and (ii) our management’s discussion and analysis of financial condition and results of operations as of and for the quarters ended July 2, 2006 and October 2, 2005, and the nine months ended October 2, 2005. We also recorded adjustments affecting previously-reported financial statements for fiscal years 1994 through 2005, the effects of which are summarized in cumulative adjustments to additional paid-in capital, deferred stock-based compensation, and retained earnings as of January1, 2006. All restatements are a result of an independent stock option investigation conducted by a Special Committee of our Board of Directors and additional reviews conducted by our management. See below and Note 2, “Restatements of Consolidated Financial Statements,” to the Condensed Consolidated Financial Statements, and Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a detailed discussion of the effect of the restatement.
          Financial information included in our reports on Form 10-K, Form 10-Q, and Form 8-K filed with the Securities and Exchange Commission (“SEC”) before January 18, 2007, and the related opinions of our independent registered public accounting firm, and all of our earnings press releases and similar communications issued before January 18, 2007, should not be relied upon and are superseded in their entirety by our December 31, 2006 Annual Report on Form 10-K and our other reports on Form 10-Q and Form 8-K filed with the SEC on or after January 18, 2007.
          Stock Option Reviews, Investigation, and Findings
          In September 2006, our Board of Directors appointed a Special Committee of independent directors (“Special Committee”) to formally investigate our historical stock option grant practices and related accounting. The Special Committee retained an independent law firm and forensic team of professionals to assist the Committee in conducting a thorough investigation. The Special Committee investigated stock options granted during the eleven-year period from January 1, 1996, through December 31, 2006. On January 18, 2007, our management concluded (based on a preview of the Special Committee’s preliminary findings) that shareholders and other investors should no longer rely on the Company’s financial statements and the related reports or interim reviews of Actel’s independent registered public accounting firm and all earnings press releases and similar communications issued by the Company for fiscal periods commencing on or after January 1, 1996.
          The Special Committee presented its preliminary findings to the Board of Directors on January 30, 2007, and its final report on March 9, 2007. The Special Committee concluded that there was inadequate documentation supporting the recorded measurement dates for each of our company-wide annual grants during the period 1996-2001; that there were a number of other grants during the 1996-2001 period for which there was inadequate documentation supporting the recorded measurement dates, including some executive grants and grants to new employees in connection with corporate acquisitions; and that, beginning in 2002, documentation relating to annual and other grants improved substantially, although some minor errors occurred thereafter in the form of corrections or adjustments to grant allocations after the recorded measurement dates.
          Per the recommendation of the Special Committee, our management reviewed the information made available to it by the Special Committee and performed its own detailed review of historical stock option grants (including the examination of options granted during the period between our initial public offering on August 2, 1993, and January 1, 1996) as part of the effort to establish appropriate measurement dates. Management analyzed all available evidence related to each grant. Based on relevant facts and circumstances, management applied the applicable accounting standards to determine appropriate measurement dates for all grants. In addition to the grants found by the Special Committee to have lacked adequate documentation supporting the recorded measurement dates, our management concluded that there was inadequate documentation supporting the recorded measurement date for the four company-wide grants during the period 2002-2004, and for one company-wide grant in 1995. If the measurement date was other than the stated grant date, we made accounting adjustments as required, resulting in stock-based compensation expense and related tax effects. We have determined that we had unrecorded non-cash equity-based compensation charges associated with our equity incentive plans for the period 1995 through 2006. Since these charges were material to our financial statements for the years 1995 through 2005, we are restating our historical financial statements to record additional non-cash charges for stock-based compensation expense. At the direction of management, option exercises before December 31, 2000 (when employees could exercise directly with the Company, as opposed to through an independent, third-party broker), were also reviewed and tested, and no instance of exercise backdating was identified.

          Restatement
          As a result of the Special Committee’s investigation and findings, as well as our internal reviews, we have recorded additional stock-based compensation expense for stock option grants made from June 1995 through March 2004 for which the actual measurement date was different than the stated grant date. We determined that the stated grant dates for 28 granting actions (or 15% of the 190 granting actions between our initial public offering and the end of 2006) cannot be supported as the proper measurement dates. As a result, we corrected the measurement dates for options covering a total of 10.1 million shares (or 41% of the 24.7 million shares of Common Stock covered by options granted during the relevant period), resulting in a gross deferred stock-based compensation charge of $23.4 million. After accounting for forfeitures, cancellations, and other related adjustments, we recorded additional pre-tax stock-based compensation expense of $17.4 million as a result of the revised measurement dates for historical stock option grants.
          In addition to the stock-based compensation expenses resulting from revised measurement dates for historical stock option grants, and the related payroll and withholding taxes and penalties, our internal review also identified certain other errors in accounting determinations and judgments relating to stock-based compensation that have been corrected in the restated consolidated financial statements. These errors include incorrect accounting for (i) modifications to equity awards in connection with, and subsequent to, certain employees’ terminations and (ii) equity awards granted to consultants. As a result of these errors, we recorded additional pre-tax stock-based compensation expense of $1.4 million.
          Also included in this restatement are accounting adjustments for one item that is not related to stock options. These adjustments relate to errors associated with the recognition of deferred income at our European distributors. While we were aware of these errors outside of the course of the stock options investigation and reviews described above, these adjustments had not previously been recorded in the appropriate periods due to their immateriality. The restatement impact of recording these adjustments is a $1.0 million cumulative increase to pre-tax income from 2000 through 2005.
          For explanatory purposes and to assist in analysis of our consolidated financial statements, the impact of the stock option and other adjustments that were affected by the restatement are summarized below (in thousands):

	Adjustment to				Other
	Stock-Based				Deferred
	Compensation	Other			Revenue	Other
	Expense	Adjustments	Adjustment	Subtotal	adjustments	Adjustments	Adjustment
	associated	to Stock-	to Payroll	Stock-Based	associated	—Other	to Income	Total
	with	Based	Tax	Compensation	with	Income and	Tax	Restatement
	Remeasured	Compensation	Expense	Expense and	European	Expense	Expense	Expense
Fiscal Year	Grants	Expense	(Benefit)	Payroll Taxes	Distributor	Charges (1)	(Benefit)	(Benefit)

1994	$—	$60	$—	$60	$—	$—	$(24)	$36
1995	205	27	—	232	—	—	(73)	159
1996	539	42	6	587	—	—	(175)	412
1997	823	32	23	878	—	—	(262)	616
1998	937	35	18	990	—	—	(307)	683
1999	814	12	105	931	—	—	(242)	689
2000	2,574	92	347	3,013	(1,528)	—	(436)	1,049
2001	5,455	485	88	6,028	(100)	(17)	(2,111)	3,800
2002	2,810	(73)	93	2,830	203	(31)	(953)	2,049
2003	2,155	1,687	181	4,023	—	20	(1,370)	2,673

Cumulative through January 4, 2004	16,312	2,399	861	19,572	(1,425)	(28)	(5,953)	12,166
2004	950	(604)	(312)	34	100	(463)	(51)	(380)
2005	186	(431)	(91)	(336)	338	12	(14)	—

Total	$17,448	$1,364	$458	$19,270	$(987)	$(479)	$(6,018)	$11,786

(1)	Reflects mark to market adjustments relating to $1.0 million of awards originally charged to stock-based compensation which were subsequently classified as liability awards following termination of employment.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
ACTEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended			Nine Months Ended
	October 1,	July 2,	October 2,	October 1,	October 2,
	2006	2006	2005	2006	2005
		Restated (1)	Restated (1)		Restated (1)
Net revenues	$49,639	$47,576	$46,228	$143,348	$135,339
Costs and expenses:
Cost of revenues	18,471	18,067	18,998	55,035	55,421
Research and development	14,475	14,428	12,196	42,632	35,825
Selling, general, and administrative	14,105	14,202	12,271	43,098	37,419
Amortization of acquisition-related intangibles	—	7	540	15	1,650

Total costs and expenses	47,051	46,704	44,005	140,780	130,315

Income from operations	2,588	872	2,223	2,568	5,024
Interest income and other, net	2,021	1,641	1,019	5,025	2,713

Income before tax provision	4,609	2,513	3,242	7,593	7,737
Tax provision	1,198	864	909	2,225	2,169

Net income	$3,411	$1,649	$2,333	$5,368	$5,568

Net income per share:
Basic	$0.13	$0.06	$0.09	$0.21	$0.22

Diluted	$0.12	$0.06	$0.09	$0.20	$0.22

Shares used in computing net income per share:
Basic	26,281	25,874	25,388	25,969	25,227

Diluted	27,393	27,087	25,587	27,115	25,537

(1)	See Note 2, “Restatements of Consolidated Financial Statements,” to Unaudited Condensed Consolidated Financial Statements
See Notes to Unaudited Condensed Consolidated Financial Statements

ACTEL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	Oct. 1,	Jan. 1,
	2006 (1)	2006 (2)
		Restated (3)
ASSETS
Current assets:
Cash and cash equivalents	$36,191	$24,033
Short-term investments	91,257	119,158
Accounts receivable, net	23,747	25,287
Inventories, net	40,316	37,372
Deferred income taxes	21,489	21,489
Prepaid expenses and other current assets	8,120	8,554

Total current assets	221,120	235,893
Long-term investments	60,609	25,125
Property and equipment, net	22,248	23,859
Goodwill	32,142	32,142
Deferred tax asset	12,744	12,786
Other assets, net	20,066	13,391

	$368,929	$343,196

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,938	$14,503
Accrued salaries and employee benefits	6,611	5,452
Accrued license agreements	8,274	5,714
Other accrued liabilities	5,531	4,482
Deferred income on shipments to distributors	28,420	28,251

Total current liabilities	60,774	58,402
Deferred compensation plan liability	4,022	3,667
Deferred rent liability	1,337	1,242
Long term license agreements, net	3,009	3,828

Total liabilities	69,142	67,139

Commitments and contingencies

Shareholders’ equity:
Common stock	26	26
Additional paid-in capital	228,069	210,101
Deferred compensation	—	(63)
Retained earnings	72,100	66,733
Accumulated other comprehensive loss	(408)	(740)

Total shareholders’ equity	299,787	276,057

	$368,929	$343,196

(1)	Unaudited.

(2)	Derived from the restated consolidated audited financial statements included in our report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2006 (2006 Form 10-K).

(3)	See Note 2, “Restatements of Consolidated Financial Statements,” to Unaudited Condensed Consolidated Financial Statements
See Notes to Unaudited Condensed Consolidated Financial Statements

ACTEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	October 1,	October 2,
	2006	2005
		Restated(1)
Operating activities:
Net income	$5,368	$5,568
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,364	8,487
Stock compensation cost recognized	8,440	(151)
Changes in operating assets and liabilities:
Accounts receivable	1,540	(12,329)
Inventories	(2,660)	1,070
Deferred income taxes	(195)	556
Prepaid expenses and other current assets	434	(221)
License agreements and other long-term assets	(6,266)	(8,019)
Accounts payable, accrued salaries and employee benefits, and other accrued liabilities	1,360	7,933
Deferred income on shipments to distributors	169	5,937

Net cash provided by operating activities	15,554	8,831
Investing activities:
Purchases of property and equipment	(5,738)	(7,703)
Purchases of available-for-sale securities	(76,593)	(49,912)
Sales and maturities of available for sale securities	69,578	61,396
Changes in other long term assets	48	690

Net cash (used in) provided by investing activities	(12,705)	4,471
Financing activities:
Repurchase of common stock	—	(9,796)
Issuance of common stock under employee stock plans	9,309	7,377

Net cash provided by (used in) financing activities	9,309	(2,419)

Net increase in cash and cash equivalents	12,158	10,883
Cash and cash equivalents, beginning of period	24,033	6,405

Cash and cash equivalents, end of period	$36,191	$17,288

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes, net	$585	$106
Accrual of long-term license agreement	$8,633	$8,500

(1)	See Note 2, “Restatements of Consolidated Financial Statements,” to Unaudited Condensed Consolidated Financial Statements
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
          Actel Corporation and its consolidated subsidiaries are referred to as “we,” “us,” or “our.” Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our unaudited condensed consolidated financial statements. Our fiscal year ends the first Sunday on or after December 30, and our fiscal quarters end the first Sunday on or after March 31, June 30 and September 30.
          These unaudited condensed consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in our 2006 Form 10-K. The results of operations for the three and nine months ended October 1, 2006, are not necessarily indicative of future operating results.
          Income Taxes
          Our tax provision is based on an estimated annual tax rate in compliance with SFAS No. 109 “Accounting for Income Taxes.” Significant components affecting the tax rate include R&D credits, income from tax-exempt securities, the composite state tax rate, recognition of certain deferred tax assets subject to valuation allowances, non-deductible stock-based compensation expense and adjustments to income taxes as a result of tax audits and reviews.
          Impact of Recently Issued Accounting Standards
          In February 2006, the FASB issued FASB Statement No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments” an amendment of FASB Statements No. 133 and 140. SFAS 155 simplifies the accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. This Statement will be adopted by Actel in the first quarter of fiscal 2007. The adoption of SFAS 155 will not have a material impact on our consolidated results of operations and financial condition.
          In June 2006, the FASB issued FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation is effective for fiscal years beginning after December 15, 2006 and will be adopted by Actel in the first quarter of fiscal 2007. The Company is evaluating the impact of this Interpretation, however, we currently do not expect that the adoption of FIN 48 will have a material impact on our results of operations and financial condition.

          In June 2006, the FASB ratified the consensus reached in EITF Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences”. This consensus provides that sabbatical leave or other similar benefits provided to an employee should be considered to accumulate over the service period as described in FASB Statement No. 43. This EITF is effective for fiscal years beginning after December 15, 2006 and will be adopted by Actel in the first quarter of fiscal 2007. Actel will record a $2.5 million cumulative adjustment, net of tax, to decrease the January 1, 2007 balance of retained earnings. We expect the annual impact to earnings to be immaterial.
          In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements of assets and liabilities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This Statement will be adopted by Actel in the first quarter of fiscal 2008. Actel is currently evaluating the effect that the adoption of FASB No. 157 will have on its consolidated results of operations and financial condition.
          In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides interpretive guidance on how the effects of prior year errors should be considered in quantifying a current year misstatement. SAB 108 is effective for Actel for the fiscal year ended December 31, 2006. In connection with the adoption of SAB 108, the Company restated its financial statements for certain errors associated with the recognition of deferred income associated with its European distributors. See Note 2, “Restatements to Consolidated Financial Statements”.
          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. The Company expects to adopt SFAS No. 159 in the first quarter of fiscal 2008. The Company is currently evaluating the impact that this pronouncement may have on its consolidated financial statements.
2. Restatements of Consolidated Financial Statements
          Restatement of Previously-Issued Financial Statements
          This Quarterly Report on Form 10-Q for our quarter ended October 1, 2006, includes restatements of the following previously-filed financial statements and data (and related disclosures): our condensed consolidated balance sheet as of January 1, 2006, and the related condensed consolidated statements of operations for the quarters ended July 2, 2006 and October 2, 2005 and the nine months ended October 2, 2005 and our condensed consolidated statement of cash flows for the nine months ended October 2, 2005. We also recorded adjustments affecting previously-reported financial statements for fiscal years 1994 through 2005, the effects of which are summarized in cumulative adjustments to additional paid-in capital, deferred stock-based compensation, and retained earnings as of January1, 2006. All restatements are a result of an independent stock option investigation conducted by a Special Committee of our Board of Directors and additional reviews conducted by our management.
          In addition, we have restated the pro forma amortization of deferred stock compensation included in the pro forma net income (loss), net of tax, and total stock-based employee compensation expenses determined under the fair value based method, net of tax, under SFAS 123 and reported in Note 3 to the condensed consolidated financial statements to reflect the impact of the stock-based compensation expense resulting from the correction of these past stock option grants.
          Stock Option Reviews, Investigation, and Informal Inquiry
          On August 30, 2006, a complaint was filed in the United States District Court for the Northern District of California derivatively on behalf of Actel against certain of our current and former officers and Directors. The derivative action relates to certain stock option grants that were allegedly backdated. On September 8, 2006, our Board of Directors directed management to conduct an informal review of our historical stock option grants. On September 21, 2006, our management found evidence indicating that the recipients of a stock option grant in 2000 were not determined with finality by the recorded measurement date. On September 22, 2006, our Board of Directors appointed a Special Committee of independent directors to formally investigate our historical stock option grant practices and related accounting. The Special Committee retained an independent law firm and forensic team of professionals (collectively, the “Investigation Team”), to assist the Committee in conducting a thorough investigation.
          We voluntarily notified the SEC about the independent investigation prior to announcing it publicly on October 2, 2006. By a letter dated November 2, 2006, we were informed by the SEC’s Office of Enforcement that it was conducting an informal inquiry to determine whether there had been violations of the federal securities laws. We voluntarily disclosed the requested information and otherwise cooperated with the Office of Enforcement, which notified us by a letter dated May 23, 2007, that it had closed its file and would not recommend any enforcement action by the SEC.
          The Special Committee investigated stock options granted during the eleven-year period from January 1, 1996, through December 31, 2006 (the “Investigation Period”). Consistent with published guidance from the staff of the SEC, the Investigation Team organized option grants into categories based on the types of options granted and granting processes. During the Investigation Period, the Company had three processes by which stock options could be approved other than at a meeting of the Compensation Committee:
•	A regular process of making “monthly grants” of new-hire, promotion, merit-adjustment, and patent-award options (and, in 2005 and 2006, annual replenishment awards to continuing employees know as “Evergreen” options) on the first Friday of each month. We have made a monthly grant of options on the first Friday of almost every month since September 1994. Primarily because our monthly grant process uses stock option grant dates that are fixed in advance, the Special Committee concluded that it is a reliable process with respect to the risk of stock option backdating (even though there is still a risk that the grants may not have been determined with finality or that all granting actions may not have been complete on the stated grant date, requiring a measurement date for accounting purposes that is different than the stated grant date). Other factors that support our conclusion that the monthly grant process is reliable include the following:
•	The parameters of the new-hire, promotion, merit-adjustment, and patent-award options included in monthly grants are pre-approved by the Compensation Committee as part of the annual stock option budget.

•	The events giving rise to the new-hire, promotion, merit-adjustment, and patent-award options included in monthly grants are subject to separate formal approval processes that include the Vice President of Human Resources (who signs the grant list included in the monthly grants) and result in signed and dated Personnel Action Notices (or “PANs”) evidencing management approval of the stock option awards on or before the stated grant date. For this reason, the terms and recipients of each monthly grant are “known” on the stated grant date, making the compilation of the grant list for each monthly grant from the PANs merely an administrative task.

•	As with the new-hire, promotion, merit-adjustment, and patent-award options included in other monthly grants, the budget for the Evergreen options granted in 2005 and 2006 was approved by the Compensation Committee at a meeting near the beginning of each fiscal year, and the grants to officers were pre-cleared by the Compensation Committee. By explicitly pre-clearing the grant of Evergreen options to officers in 2005 and 2006, the Compensation Committee implicitly authorized the grant of Evergreen options to all employees.

•	The Company operated as if the terms of the awards included in the monthly grants were final prior to completion of the formal Compensation Committee approval procedure, indicating that formal approval of the monthly grants represented only an administrative delay rather than a period during which any of the terms of the awards remained under consideration or subject to change. For example, we frequently communicated the option terms to recipients and entered the option terms and recipients into Equity Edge, our stock administration database, prior to completion of the formal Compensation Committee approval procedure.
The Special Committee recommended, and we agree, that the completion of the formal Compensation Committee approval procedure subsequent to the stated grant date does not in and of itself require a correction in the measurement date for a monthly grant.

•	A process of making “non-monthly grants” on irregular dates primarily for (i) eleven annual Evergreen option grants to continuing employees and one additional Evergreen grant in 2003, (ii) options to continuing employees in connection with two repricings (one in 1996 and one in 1998) and two exchanges (one in 2001 and one in 2006), and (iii) options to new employees retained in connection with four business combinations or acquisitions (one in 1998, one in 1999, and two in

2000). Any new-hire, promotion, merit-adjustment, and/or patent-award options that were pending on the date of these non-monthly grants were usually also awarded, and new-hire promotion, merit-adjustment, and/or patent-award options were sometimes awarded by themselves in non-monthly grants. Primarily because our non-monthly grant process (which was abandoned in 2004) did not use stock option grant dates that were fixed in advance, the Special Committee concluded that it was not a reliable process with respect to the risk of stock option backdating to the extent that hindsight could have been used (and in one instance was found to have been used) to select the stated grant dates. Accordingly, the Special Committee recommended, and we agree, that the completion of the formal Compensation Committee approval procedure subsequent to the stated grant date does require a correction in the measurement date for a monthly grant.

•	A process of making “automatic grants” of Director options. The automatic grant process uses stock option grant dates that are fixed in advance for replenishment options so the Special Committee concluded that it is a reliable process with respect to the risk of stock option backdating (even though there can be uncertainty about when a new Director joins the Board).
Almost all stock options granted during the Investigation Period were awarded under the monthly and non-monthly grant processes, which were approved by means of a Unaminous Written Consent (“UWC”) of the three-member Compensation Committee. In light of the risk of stock option backdating presented by each granting process, the Special Committee directed the Investigation Team to examine all non-monthly grants and all grants to Directors and executive officers (who are responsible for all of the stock option granting processes), but determined that testing of the monthly grants on a sample basis was sufficient in combination with appropriate analytical procedures. Approximately 85% of the options granted during the Investigation Period were examined by the Investigation Team. The additional analytical review procedures applied to the monthly grant population consisted of new-hire, rehire, and Equity Edge record-add date (i.e., the date option terms and recipients were entered into our stock administration database) analyses. The Special Committee concluded, and the Investigation Team agreed, that no additional procedures were required since all non-monthly grants and all grants to Directors and executive officers were tested directly and all monthly grants were either tested directly or analyzed using the additional review procedures to provide reasonable assurance that the untested population does not contain any material errors of the types found in the tested population.
          The Special Committee presented its preliminary findings to the Board of Directors on January 30, 2007. The preliminary findings were described in our Current Report on Form 8-K filed with the SEC on February 1, 2007, and include the following:
•	There was inadequate documentation supporting the measurement dates for each of the Company’s company-wide annual grants during the period 1996-2001.

•	There were a number of other grants during the 1996-2001 period for which there was inadequate documentation supporting the recorded measurement dates, including some executive grants and grants to new employees in connection with corporate acquisitions.

•	In at least one instance during the 1996-2001 period, at a time when he was the Company’s Chief Financial Officer, Mr. Henry L. Perret participated in the selection of a favorable grant date with the benefit of hindsight and did not properly consider the accounting implications of that action.

•	Beginning in 2002, documentation relating to annual and other grants improved substantially, although some minor errors occurred thereafter in the form of corrections or adjustments to grant allocations after the recorded measurement dates.

•	The Special Committee did not conclude that any current officers or employees of the Company engaged in any knowing or intentional misconduct with regard to the Company’s option granting practices.

•	The Special Committee has confidence in the integrity of John C. East, the Company’s Chief Executive Officer, and Jon A. Anderson, its Chief Financial Officer.
Following the Special Committee’s presentation, the Board requested and accepted the resignation of Henry L. Perret as a member of the Board. The Special Committee presented its final report to the Board of Directors on March 9, 2007.
          Per the recommendation of the Special Committee, our management reviewed the information made available to it by the Special Committee and performed its own detailed review of historical stock option grants (including the examination of approximately 73% of the options granted during the period between our initial public offering on August 2, 1993, and January 1,

1996 (the beginning of the Investigation Period)) as part of the effort to establish appropriate measurement dates. Management analyzed all available evidence related to each category of grants. Based on relevant facts and circumstances, management applied the applicable accounting standards to determine appropriate measurement dates for all grants. In addition to the grants found by the Special Committee to have lacked adequate documentation supporting the recorded measurement dates, our management concluded that there was inadequate documentation supporting the recorded measurement date for the four company-wide grants during the period 2002-2004, and for one company-wide grant in 1995. If the measurement date was other than the stated grant date, we made accounting adjustments as required, resulting in stock-based compensation expense and related tax effects. We have determined that we had unrecorded non-cash equity-based compensation charges associated with our equity incentive plans for the period 1994 through 2006. Since these charges were material to our financial statements for the years 1994 through 2005, we are restating our historical financial statements to record additional non-cash charges for stock-based compensation expense. At the direction of management, option exercises before December 31, 2000 (when employees could exercise shares directly with the Company, as opposed to through and independent, third-party broker), were also reviewed and tested, and no instance of exercise backdating was identified.
          General Approach to Determining the Revised Measurement Dates
          Management’s methodology was intended to determine appropriate measurement dates using clear and objective evidence, if possible, or to determine corrected measurement dates using objective evidence to the greatest extent possible and management’s judgment (applied in a consistent and rigorous manner) to the least extent possible. For many reasons, including the fact that the grant dates for monthly grants were fixed in advance, management concluded that the subsequent return of the UWC signature pages for the monthly grants represented only an administrative delay, and therefore did not in and of itself necessitate corrections in the measurement dates for the monthly grants. For non-monthly grants, and for monthly grants that required measurement date corrections for other reasons, management selected the date of the last fax-dated UWC signature page as the appropriate measurement date for all awards requiring corrected measurement dates when there were three dated UWC signature pages because that was the date at which all required granting actions were complete. Greater management judgment was required when there were not three fax-dated UWC signature pages. After evaluating all available relevant information, management ranked the evidence used in determining corrected measurement dates, with fax transmittals of signed UWC signature pages being the most reliable evidence and Equity Edge data being the least reliable. The Equity Edge record-add date was used as the measurement date only if no other reliable objective evidence could be located supporting a specific date. We considered various alternative approaches, but believe that the approaches we used were the most appropriate.
          Summary of Stock-Based Compensation Adjustments
          As a result of the Special Committee’s investigation and findings, as well as our internal reviews, we determined that the stated grant dates for 28 granting actions (or 15% of the 190 granting actions between our initial public offering and the end of 2006) cannot be supported as the proper measurement dates. As a result, we corrected the measurement dates for options covering a total of 10.1 million shares (or 41% of the 24.7 million shares of Common Stock covered by options granted during the relevant period) and we have recorded additional stock-based compensation expense for stock option grants made from June 1995 through March 2004 for which the actual measurement date was different than the stated grant date. The gross deferred stock-based compensation charge associated with these changes was $23.4 million. After accounting for forfeitures, cancellations and other related adjustments, we recorded additional pre-tax stock-based compensation expense of $17.4 million as a result of the revised measurement dates for historical stock option grants.
          In addition to the stock-based compensation expenses resulting from revised measurement dates for historical stock option grants, and the related payroll and withholding taxes and penalties (which are described in more detail below), our internal review also identified certain other errors in accounting determinations and judgments relating to stock-based compensation that have been corrected in the restated consolidated financial statements. These errors include incorrect accounting for (i) modifications to equity awards in connection with and subsequent to, certain employees’ terminations, and (ii) equity awards granted to consultants. These errors in accounting for stock-based compensation expense are also described in more detail below.
          Payroll and Withholding Taxes and Penalties
          Internal Revenue Code Section 421 prohibits the granting of Incentive Stock Options (“ISOs”) with an exercise price below the fair market value of the underlying shares on the date of grant. The Company issued both ISOs and Non Qualified Stock Options (“NQs”) during the period investigated. As described above, 28 of our stock option granting actions were subject to revised measurement dates (the last of which was in March 2004). For all but five of the granting actions, the fair market value of our Common Stock on the revised measurement date was higher than the fair market value of our Common Stock on the stated grant date.

          Therefore, many of the stock options that were granted as ISOs should have been treated as NQs for purposes of payroll taxes and federal and state income tax withholding. ISOs receive special tax treatment by not being taxed or subject to FICA withholding at the time of exercise. The shares acquired upon the exercise of ISOs are taxable at the time of disposition and, if held for the required length of time, may receive the benefit of capital gains tax treatment. If not held for the required length of time, shares acquired upon the exercise of ISOs are taxed as ordinary income.
          The restated financial statements include expenses (arising from exercises of ISOs with corrected measurement dates) relating to the estimated payroll taxes, federal and state income taxes and penalties (including negligence penalties) arising from ISOs that should have been treated as NQ stock options (due to their below-market grant pricing). We calculated payroll taxes and the marginal income tax rate for each affected individual for each fiscal period on the stock option gains in the fiscal period the stock options were exercised, subject to the individual applicable employment tax ceilings for Social Security and Medicare for each fiscal period. Penalties were also factored into the restatement. The Company has calculated penalties in accordance with the applicable Internal Revenue Codes (10% of employer FICA) under IRC Sec. 6656 and a negligence (20%) penalty under IRC Sec. 6662. To the extent appropriate, the expense accrual for taxes and penalties was reversed in fiscal years in which the applicable statue of limitations was exceeded. The net accrual for payroll and withholding-related expense in the restatement is $0.5 million for 1996 through 2005.
          Stock Option Grant Modifications in Connection with Employee Terminations and Grants to Consultants
          The stock option reviews identified individuals who were terminated and rehired by us but whose options were not cancelled (and continued to vest between the termination and rehire dates). In accordance with Opinion 25 and its interpretations, modifications that renew or extend the life of fixed awards result in a new measurement date. Accordingly in the restated financial statements we have recorded the stock-based compensation expense (net of forfeitures) for these modified grants of less than $0.1 million.
          The stock option reviews identified six consultants who received option awards, two of whom first received grants in 1994 and the other four of whom first received grants in 1995. We determined that three of these individuals did not have an “employee-like” relationship with us, and we measured their awards at the grant-date fair value and amortized the amount to compensation expense on a straight-line basis over their respective vesting periods. We determined that the other three of these individuals (who subsequently became employees) had an “employee-like” relationship with us from the beginning of the original grant period, so we measured the awards at the grant-date intrinsic value, which resulted in no compensation expense. However, the four individuals who first received grants in 1995 retained the right to exercise their vested options for a ten-year period from the date of grant, even after their relationship with the Company terminated. The relationship between the Company and one of these individuals was terminated in 2000, and the relationship between the Company and the other three of these individuals was terminated in 2003. Applying the accounting literature that was applicable at those points in time, we recorded a stock compensation charge equal to the fair value of those awards as of their termination date. These awards were then accounted for as liability awards from the date of termination (the options did not qualify as equity instruments because we could settle the options only by delivering registered shares, which is outside the control of the Company), and we subsequently marked the awards to market through the date the options were exercised or expired, with the related income or expense being recognized as “Other Income and Expense.” Net of forfeitures, the stock-based compensation expense for stock options grants to consultants reflected in the restated financial statements is $1.3 million on a pre-tax basis, which is offset in part by a related pre-tax financial statement benefit of $0.5 million in Other Income and Expense.
          Other Matters
          Also included in this restatement are accounting adjustments for one item that is not related to stock options. These adjustments relate to errors associated with the recognition of deferred income based on inventory levels on hand at our European distributors. While we were aware of these errors outside of the course of the stock options investigation and reviews described above, these adjustments had not previously been recorded in the appropriate periods due to their immateriality. The restatement impact of recording these adjustments is a $1.0 million cumulative increase to pre-tax income from 2000 through 2005.
          We have incurred substantial expenses for legal, accounting, tax, and other professional services in connection with the Special Committee’s investigation, our internal reviews, the preparation of the restated consolidated financial statements, the SEC informal inquiry, and the derivative litigation. These expenses, which are included in selling, general and administrative expenses, will be approximately $2.0 million for the fourth quarter and year ended December 31, 2006, and are expected to be approximately $5.5 million for the 2007 fiscal year.
          Because almost all holders of options issued by us were not involved in or aware of the incorrect pricing, we have taken and intend to take actions to deal with certain adverse tax consequences that may be incurred by the holders of certain incorrectly priced options. Adverse tax consequences may arise as a result of the change in the status of employee awards from ISO to NQ stock options, and incorrectly priced stock options vesting after December 31, 2004, may subject the option holder to a penalty tax under IRC Section 409A (and, as applicable, similar penalty taxes under California and other state tax laws). The Company may incur future charges to resolve the adverse tax consequences of incorrectly priced options; however, based on current estimates the Company believes that such costs will be immaterial.
          IRC Section 162(m) limits the deductibility of compensation in excess of $1.0 million that is not performance-based and that is paid to the Chief Executive Officer and the four other named executive officers in our annual proxy statement. In the year in which any such officers exercise options that have been revised as a result of our investigation, we have made appropriate adjustments to reduce our deferred income taxes for the compensation expense for which we are not able to take a corresponding tax deduction. Furthermore, since the Chief Executive Officer’s compensation has, on occasion, exceeded the 162 (m) limit, the Company has recorded tax benefits associated with his options only when the options are exercised and the benefit is known. Accordingly, no deferred tax assets have been established for stock compensation associated with the Chief Executive Officer.
          For explanatory purposes and to assist in analysis of our consolidated financial statements, the impact of the stock option and other adjustments that were affected by the restatement are summarized below (in thousands):

					Other
	Adjustment to				Deferred
	Stock-Based				Revenue
	Compensation	Other	Adjustment	Subtotal	adjustments	Other	Adjustment
	Expense	Adjustments to	to Payroll	Stock-Based	associated	Adjustments—	to Income	Total
	associated with	Stock-Based	Tax	Compensation	with	Other Income	Tax	Restatement
	Remeasured	Compensation	Expense	Expense and	European	and Expense	Expense	Expense
Fiscal Year	Grants	Expense	(Benefit)	Payroll Taxes	Distributor	Charges (1)	(Benefit)	(Benefit)

1994	$—	$60	$—	$60	$—	$—	$(24)	$36
1995	205	27	—	232	—	—	(73)	159
1996	539	42	6	587	—	—	(175)	412
1997	823	32	23	878	—	—	(262)	616
1998	937	35	18	990	—	—	(307)	683
1999	814	12	105	931	—	—	(242)	689
2000	2,574	92	347	3,013	(1,528)	—	(436)	1,049
2001	5,455	485	88	6,028	(100)	(17)	(2,111)	3,800
2002	2,810	(73)	93	2,830	203	(31)	(953)	2,049
2003	2,155	1,687	181	4,023	—	20	(1,370)	2,673

Cumulative through January 4, 2004	16,312	2,399	861	19,572	(1,425)	(28)	(5,953)	12,166
2004	950	(604)	(312)	34	100	(463)	(51)	(380)
2005	186	(431)	(91)	(336)	338	12	(14)	—

Total	$17,448	$1,364	$458	$19,270	$(987)	$(479)	$(6,018)	$11,786

(1)	Reflects mark to market adjustments relating to $1.0 million of awards originally charged to stock-based compensation which were subsequently classified as liability awards following termination of employment.

          The following tables reflect the impact of the restatement on our unaudited condensed consolidated financial statements as of January 1, 2006, and for the three months ended July 2, 2006 and the three and nine months ended October 2, 2005:
          Condensed Consolidated Statement of Operations

	As Previously	Restatement
Three Months Ended July 2, 2006	Reported	Adjustments (1) (2)	As Restated
(In thousands, except per share data)
Net revenues	$47,701	$(125)	$47,576
Costs and expenses:
Cost of revenues	18,098	(31)	18,067
Research and development	14,417	11	14,428
Selling, general, and administrative	14,208	(6)	14,202
Amortization of acquisition-related intangibles	7	—	7

Total costs and expenses	46,730	(26)	46,704

Income (loss) from operations	971	(99)	872
Interest income and other, net	1,641	—	1,641

Income (loss) before tax (benefit) provision	2,612	(99)	2,513
Tax (benefit) provision	1,320	(456)	864

Net income	$1,292	$357	$1,649

Net income per share:
Basic	$0.05	$0.01	$0.06

Diluted	$0.05	$0.01	$0.06

Shares used in computing net income per share:
Basic	25,874	—	25,874

Diluted	27,087	—	27,087

(1)	Adjustment of $125 to revenue and adjustment of ($31) to cost of revenue for European distributor deferred income.

(2)	Restatement adjustments for payroll tax expense of $8, FAS123R benefit of ($3) and adjustment of ($456) relating to changes in the effective income tax rate.

	As Previously	Restatement
Three Months Ended October 2, 2005	Reported	Adjustments (1) (2)	As Restated
(In thousands, except per share data)
Net revenues	$46,378	$(150)	$46,228
Costs and expenses:
Cost of revenues	19,033	(35)	18,998
Research and development	12,166	30	12,196
Selling, general, and administrative	12,204	67	12,271
Amortization of acquisition-related intangibles	540	—	540

Total costs and expenses	43,943	62	44,005

Income (loss) from operations	2,435	(212)	2,223
Interest income and other, net	1,019	—	1,019

Income (loss) before tax (benefit) provision	3,454	(212)	3,242
Tax (benefit) provision	1,216	(307)	909

Net income	$2,238	$95	$2,333

Net income per share:
Basic	$0.09	$0.00	$0.09

Diluted	$0.09	$0.00	$0.09

Shares used in computing net income per share:
Basic	25,388	—	25,388

Diluted	25,596	(9)	25,587

(1)	Adjustment of $150 to revenue and adjustment of ($38) to cost of revenue for European distributor deferred income.

(2)	Restatement adjustments of $94 for stock-based compensation expenses relating to improper measurement dates and other stock option modifications, and related payroll tax expense and income tax impacts of $6 and ($307), respectively.

	As Previously	Restatement
Nine Months Ended October 2, 2005	Reported	Adjustments (1) (2)	As Restated
(In thousands, except per share data)
Net revenues	$135,689	$(350)	$135,339
Costs and expenses:
Cost of revenues	55,509	(88)	55,421
Research and development	35,783	42	35,825
Selling, general, and administrative	37,708	(289)	37,419
Amortization of acquisition-related intangibles	1,650	—	1,650

Total costs and expenses	130,650	(335)	130,315

Income (loss) from operations	5,039	(15)	5,024
Interest income and other, net	2,725	(12)	2,713

Income (loss) before tax provision	7,764	(27)	7,737
Tax provision	1,882	287	2,169

Net income (loss)	$5,882	$(314)	$5,568

Net income (loss) per share:
Basic	$0.23	$(0.01)	$0.22

Diluted	$0.23	$(0.01)	$0.22

Shares used in computing net income (loss) per share:
Basic	25,227	—	25,227

Diluted	25,549	(12)	25,537

(1)	Adjustment of $350 to revenue and adjustment of ($88) to cost of revenue for European distributor deferred income.

(2)	Restatement adjustments of ($152) for stock-based compensation expenses relating to improper measurement dates and other stock option modifications, and related payroll tax benefit and income tax impacts of ($95) and $287, respectively.

          Condensed Consolidated Balance Sheets

	As	Restatement
	Previously	Adjustments	As
January 1, 2006	Reported	(1) (2)	Restated

(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$24,033	$—	$24,033
Short-term investments (3)	119,158	—	119,158
Accounts receivable, net (4)	25,287	—	25,287
Inventories, net	37,372	—	37,372
Deferred income taxes	21,489	—	21,489
Prepaid expenses and other current assets (4)	8,554	—	8,554

Total current assets	235,893	—	235,893
Property and equipment, net	23,859	—	23,859
Long-term investments (3)	25,125	—	25,125
Goodwill	32,142	—	32,142
Deferred tax asset	9,979	2,807	12,786
Other assets, net	13,391	—	13,391

	$340,389	$2,807	$343,196

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,503	$—	$14,503
Accrued salaries and employee benefits	4,994	458	5,452
Accrued license agreements	5,714	—	5,714
Other accrued liabilities	4,482	—	4,482
Deferred income on shipments to distributors	29,238	(987)	28,251

Total current liabilities	58,931	(529)	58,402
Deferred compensation plan liability	3,667	—	3,667
Deferred rent liability	1,242	—	1,242
Long term license agreements, net	3,828	—	3,828

Total liabilities	67,668	(529)	67,139
Commitments and contingencies
Shareholders’ equity:
Common stock	26	—	26
Additional paid-in capital	194,916	15,185	210,101
Deferred compensation	—	(63)	(63)
Retained earnings	78,519	(11,786)	66,733
Accumulated other comprehensive loss	(740)	—	(740)

Total shareholders’ equity	272,721	3,336	276,057

	$340,389	$2,807	$343,196

(1)	Cumulative adjustment of ($987) for European distributor deferred income.

(2)	Cumulative restatement adjustments for stock-based compensation expenses, relating to improper measurement dates, other stock option modifications and related payroll and income tax impacts.

(3)	The Company has reclassified $1,581 of previously reported long-term investments to short-term to conform to the current presentation.

(4)	The Company has reclassified $1,549 of previously reported accounts receivable to prepaid and other current assets to conform to the current presentation.

          Condensed Consolidated Statement of Cash Flows

	As	Restatement
	Previously	Adjustments
Nine Months Ended October 2, 2005	Reported	(1) (2)	As Restated
Operating activities:
Net income	$5,882	$(314)	$5,568
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,487	—	8,487
Stock compensation cost recognized	—	(151)	(151)
Changes in operating assets and liabilities:		—
Accounts receivable (3)	(12,329)	—	(12,329)
Inventories	1,070	—	1,070
Deferred income taxes	556	—	556
Prepaid expenses and other current assets (3)	(221)	—	(221)
License agreements and other long-term assets (4)	(8,019)	—	(8,019)
Accounts payable, accrued salaries and employee benefits, and other accrued liabilities (4)	7,731	202	7,933
Deferred income on shipments to distributors	5,674	263	5,937

Net cash provided by operating activities	8,831	—	8,831
Investing activities:
Purchases of property and equipment	(7,703)	—	(7,703)
Purchases of available-for-sale securities	(49,912)	—	(49,912)
Sales and maturities of available for sale securities	61,396	—	61,396
Changes in other long term assets	690	—	690

Net cash provided by investing activities	4,471	—	4,471
Financing activities:
Repurchase of common stock	(9,796)	—	(9,796)
Issuance of common stock under employee stock plans	7,377	—	7,377

Net cash used in financing activities	(2,419)	—	(2,419)

Net increase in cash and cash equivalents	10,883	—	10,883
Cash and cash equivalents, beginning of period	6,405	—	6,405

Cash and cash equivalents, end of period	$17,288	—	$17,288

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes, net	$106	—	$106
Accrual of long-term license agreements	$8,500	—	$8,500

(1)	Adjustment of $350 to European distributor deferred revenue and adjustment of ($88) to Cost of Revenue for European distributor.

(2)	Restatement adjustments for stock-based compensation expenses, relating to improper measurement dates, other stock option modifications and related payroll and income tax impacts.

(3)	The Company has reclassified $159 of previously reported accounts receivable to prepaid expenses and other current assets to conform to the current presentation.

(4)	The Company has reclassified $8,019 of previously reported accounts payable, accrued salaries and employee benefits, and other accrued liabilities to license and other long-term assets to conform to the current presentation.

3. Stock Based Compensation
     Pro Forma Information for Periods Prior to Adoption of FAS 123(R)
     The following pro forma net income (loss) and net income (loss) per share were determined as if we had accounted for employee stock-based compensation for our employee stock plans under the fair value method prescribed by FAS 123.

	Three Months Ended			Nine Months Ended
	October 2, 2005			October 2, 2005
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
		(In thousands, except per share amounts)
Net income as reported	$2,238	$95	$2,333	$5,882	$(314)	$5,568
Add back:
Stock-based compensation included in reported net income, net of tax (1)	—	57	57	—	(92)	(92)
Less:
Total stock-based employee compensation expense determined under the fair value method for all awards, net of tax	(3,125)	(24)	(3,149)	(9,711)	(80)	(9,791)

Pro forma net income (loss)	$(887)	$128	$(759)	$(3,829)	$(486)	$(4,315)

Net income (loss) per share as reported:
Basic	$0.09	$0.00	$0.09	$0.23	$(0.01)	$0.22

Diluted	$0.09	$0.00	$0.09	$0.23	$(0.01)	$0.22

Pro forma net income (loss) per share:
Basic	$(0.03)	$0.01	$(0.03)	$(0.15)	$(0.02)	$(0.17)

Diluted	$(0.03)	$0.01	$(0.03)	$(0.15)	$(0.02)	$(0.17)

(1)	Adjustments reflect the sum of stock-based compensation expense associated with remeasured grants, net of tax, plus other stock-based compensation expense, net of tax.
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
     Effective January 2, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (Revised 2004), “Share-Based Payment,” “SFAS 123(R)”, using the modified-prospective-transition method. Under this transition method, stock-based compensation cost recognized in the three and nine months ended October 1, 2006, includes: (a) compensation cost for all unvested stock-based awards as of January 2, 2006, that were granted prior to January 2, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all stock-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS123(R).
     We receive a tax deduction for certain stock option exercises in the period options are exercised, generally for the excess of the fair market value of the options at the exercise date over the exercise prices of the options. Prior to the adoption of SFAS 123(R) we reported all tax benefits resulting from the exercise of stock options as operating cash flows in our condensed consolidated statement of cash flows. Beginning in 2006, the excess tax benefits from the exercise of stock options are reported as financing cash flows in accordance with SFAS 123(R).
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
     Fair Value —The fair value of the Company’s stock options granted to employees for the three and nine months ended October 1, 2006 and October 2, 2005, respectively, was estimated using the following weighted- average assumptions:

	Three Months Ended		Nine Months Ended
	Oct. 1,	Oct. 2,	Oct. 1,	Oct. 2,
	2006	2005	2006	2005
Option Plan Shares
Expected term (in years)	4.8	4.2	5.1	3.9
Volatility	46.6%	47.9%	49.4%	51.8%
Risk-free interest rate	4.9%	3.9%	4.6%	3.6%
Estimated forfeitures	3%	—	3%	—
Weighted-average fair value	$6.45	$6.20	$7.11	$6.65

ESPP Shares
Expected term (in years)	1.22	1.29	1.92	1.29
Volatility	32.9%	47.9%	36.0%	48.1%
Risk-free interest rate	5.0%	3.8%	4.6%	3.7%
Estimated forfeitures	3%	—	3%	—
Weighted-average fair value	$4.13	$5.31	$4.88	$5.35
Stock-Based Compensation Expense
     The Company recorded $2.6 million and $8.4 million of pre-tax stock-based compensation expense for the three and nine months ended October 1, 2006, respectively. As required by SFAS 123(R), management estimates expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. The following table summarizes the distribution of stock-based compensation expense related to stock options and the ESPP for the three and nine months ended October 1, 2006 (in thousands):

	Three Months	Nine Months
	Ended	Ended
	Oct. 1, 2006	Oct. 1, 2006
Cost of revenues	$209	$312
Research and development	1,303	4,333
Selling, general, and administrative	1,080	3,795

Total stock-based compensation expense, before income taxes	2,592	8,440
Tax benefit	(385)	(1,253)

Total stock-based compensation expense, net of income taxes	$2,207	$7,187

     In addition, stock-based compensation costs of $0.3 million were included in inventory as of October 1, 2006.
     As of October 1, 2006, the total compensation cost related to options and nonvested stock granted to employees under the Company’s stock option plans but not yet recognized was approximately $11.2 million, net of estimated forfeitures of approximately $0.9 million. This cost will be amortized over a weighted-average period of 2.01 years and will be adjusted for subsequent changes in estimated forfeitures.
     As of October 1, 2006, the total compensation cost related to options to purchase shares of the Company’s common stock under the ESPP but not yet recognized was approximately $1.8 million. This cost will be amortized over a weighted-average period of 0.90 years.
     The total fair value of shares vested during the three and nine months ended October 1, 2006 was $2.0 million and $6.8 million, respectively.
     Cash proceeds from the exercise of stock options were $6.6 million and cash proceeds from our employee stock purchase plan were $2.7 million for the nine months ended October 1, 2006.
     Under SFAS No. 123R, the benefits of tax deductions in excess of recognized compensation cost is to be reported as a financing cash flow, rather than as an operating cash flow. The future realizability of tax benefits related to stock compensation is dependent upon the timing of employee exercises and future taxable income, among other factors. For the nine months ended October 1, 2006, we did not recognize any tax benefits on option exercises.
Stock Option Plans
     We have adopted stock option plans under which officers, employees, and consultants may be granted incentive stock options or nonqualified options to purchase shares of our common stock. In connection with our acquisitions of AGL in 1999 and Prosys and GateField in 2000, we assumed the stock option plans of AGL, Prosys, and GateField and the related options are incorporated in the amounts below. As of October 1, 2006, 20,536,769 shares of common stock were reserved for issuance under these plans, of which 5,090,544 shares of common stock were available for grant. There were no options granted to consultants in 2005 or 2006.
     We also adopted a Directors’ Stock Option Plan in 2003, under which directors who are not employees of Actel are granted nonqualified options to purchase shares of our common stock. The new Directors’ Stock Option Plan replaced a 1993 plan that expired in 2003. As of October 1, 2006, 500,000 shares of common stock were reserved for issuance under such Plan, of which 362,500 shares of common stock were available for grant.
     Our policy is to generally grant stock options under our plans at a price equal to the fair value of our common stock on the date of grant. Subject to continued service, options generally vest over a period of four years and expire ten years from the date of grant.
     The Company issues shares of common stock upon the exercise of stock options. The following is a summary of option activity for our stock option plans:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
				(in thousands)
Outstanding at January 1, 2006	9,646,487	$19.57
Granted	768,590	14.68
Exercised	(531,735)	12.39
Exchanged	(4,182,027)	23.39
Forfeitures and cancellations	(227,361)	18.19

Outstanding at October 1, 2006	5,473,954	$16.72	6.12	$4,196

Vested and expected to vest at October 1, 2006	5,377,141	$16.74	6.07	$4,133

Exercisable at October 1, 2006	3,526,988	$17.22	4.90	$3,197

     The aggregate intrinsic value is calculated as the difference between the cash exercise price of the underlying awards and the quoted price of the Company’s common stock for the 2.8 million options that were in-the-money at October 1, 2006. During the three and nine months ended October 1, 2006, the aggregate intrinsic value of options exercised under the Company’s stock option plans were $0.6 million and $1.2 million, respectively, determined as of the date of option exercise. During the three and nine months ended October 2, 2005, the aggregate intrinsic value of options exercised under the Company’s stock option plans were less than $0.1 million and $1.1 million, respectively, determined as of the date of option exercise.
     The following table summarizes information about stock options outstanding at October 1, 2006:

	October 1, 2006
	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
	Number of	Life	Exercise	Number of	Exercise
Range of Exercise Prices	Shares	(In Years)	Price	Shares	Price
$0.07 — 13.56	775,186	2.50	$12.21	760,686	$12.19
13.61 — 14.75	576,075	7.57	14.20	298,546	14.33
14.77 — 14.77	566,225	9.31	14.77	5,875	14.77
14.81 — 15.13	216,490	6.26	14.98	122,352	14.98
15.15 — 15.15	673,941	5.96	15.15	512,581	15.15
15.25 — 15.42	9,735	9.85	15.41	187	15.25
15.70 — 15.70	823,304	7.92	15.70	315,255	15.70
15.83 — 18.91	551,959	5.79	17.11	388,946	17.08
19.05 — 21.90	676,703	5.28	20.43	625,095	20.55
21.93 — 54.45	604,336	5.17	25.99	497,465	26.27

	5,473,954	6.12	$16.72	3,526,988	$17.22

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
     The Exchange Program expired on January 3, 2006. Pursuant to the Exchange Program, the Company accepted for cancellation options to purchase 4,182,027 shares of the Company’s common stock and granted RSUs to purchase 1,130,965 of the Company’s common stock resulting in an overall exchange ratio of approximately 3.7 options per RSU. Included in these figures were 1,474,500 options previously held by our executive officers who received a total of 422,544 RSUs in the Exchange Program. As of October 1, 2006, the total compensation cost not yet recognized related to RSUs granted under the Exchange Program was approximately $1.7 million.
     During the nine months ended October 1, 2006, we also granted additional RSUs and stock options to certain US employees as part of our long-term equity incentive program. The RSUs granted under this program vest over a period of four years. As of October 1, 2006, the total compensation cost not yet recognized related to RSUs granted subsequent to January 3, 2006 was approximately $1.2 million. The Company issues shares of common stock upon vesting of RSUs. The following is a summary of RSU activity:

		Weighted-
		Average
	Number of	Grant Date
	shares	Fair Value
Nonvested at January 1, 2006	—	—
Granted	107,310	$14.77
Granted under exchange program	1,130,965	$13.17
Vested	—	$—
Forfeited	(80,368)	$13.22

Nonvested at October 1, 2006	1,157,907	$13.32

Employee Stock Purchase Plan
     We have adopted an Employee Stock Purchase Plan (ESPP), under which eligible employees may designate not more than 15% of their cash compensation to be deducted each pay period for the purchase of common stock (up to a maximum of $25,000 worth of common stock each year). Effective January 3, 2006, all ESPP participants are subject to a calendar year limit of $10,000. This change in the ESPP was made to reduce the stock-based compensation charge under SFAS 123(R) associated with the ESPP. As of October 1, 2006, 4,519,680 shares of common stock were authorized for issuance under the ESPP. The ESPP is administered in consecutive, overlapping offering periods of up to 24 months each, with each offering period divided into four consecutive purchase periods. On the last business day of each purchase period, shares of common stock are purchased with employees’ payroll deductions accumulated during the purchase period at a price per share equal to 85% of the market price of the common stock on the first day of the applicable offering period or the last day of the purchase period, whichever is lower. There were 243,139 shares issued in 2006, 701,669 shares issued in 2005, 422,947 shares issued in 2004, and 361,688 shares issued in 2003 under the ESPP. There were 494,804 shares available for issuance under the ESPP as of October 1, 2006.
     During the fourth quarter of fiscal 2006, as a result of the options investigation and related employee trading black-out period, the Company suspended further contributions to the ESPP and refunded all contributions remaining in the plan. Following the suspension and refund of the contributions there were no ESPP options outstanding. In connection with the ESPP suspension, the Company recorded a charge of approximately $0.2 million in the fourth quarter of fiscal 2006, which represents the remaining unamortized fair value of the current purchase period canceled in the fourth quarter of 2006. If the Company continues to be a delinquent filer, future withholding periods will lapse and those purchase periods will also be deemed to be cancelled with no replacement and no consideration paid by the Company for the cancellation. The fair value associated with these purchase periods will be recognized ratably as the cancellations occur.
During the nine months ended October 1, 2006 and October 2, 2005, the aggregate intrinsic value of options exercised under the Company’s ESPP were $0.6 million and $1.4 million, respectively.
4. Goodwill
     We account for goodwill under SFAS No. 142, “Goodwill and Other Intangible Assets.” Under this standard, goodwill is tested for impairment annually or more frequently if certain events or changes in circumstances indicate that the carrying value may not be recoverable. We completed our annual goodwill impairments test as of January 1, 2006 and noted no impairment. No indicators of impairment were present during the nine months ended October 1, 2006.
5. Inventories
     Inventories consist of the following:

	October 1,	Jan. 1,
	2006	2006
	(In thousands)
	Unaudited
Inventories, net:
Purchased parts and raw materials	$6,987	$6,403
Work-in-process	22,559	25,599
Finished goods	10,770	5,370

	$40,316	$37,372

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
     “Last time buy” inventory purchases are excluded from our standard excess and obsolescence write down policy and are instead subject to a discrete write down policy. We make last time buys when a wafer supplier is about to shut down the manufacturing line used to make a product and we believe that current inventories are insufficient to meet foreseeable future demand. We made last time buys of certain products from our wafer suppliers during 2003 and the first quarter of 2005. Since this inventory was not acquired to meet current demand, we do not believe the application of our standard inventory write down policy would be appropriate. Inventory purchased in last time buy transactions is evaluated on an ongoing basis for indications of excess or obsolescence based on rates of actual sell through; expected future demand for those products over a longer time horizon; and any other qualitative factors that may indicate the existence of excess or obsolete inventory. In the event that actual sell through does not meet expectations or estimations of expected future demand decrease, inventory write downs of last time buy inventory may be required. We recorded a write-down of last time buy material of $0.3 million in 2005. Evaluations of last time buy inventory during the first nine months of 2006 did not result in any additional write downs of this material. Inventory at the end of the third quarter of 2006 included $3.1 million of last time buy material.

6. Earning per Share
     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended			Nine Months Ended
	Oct. 1, 2006	July 2, 2006	Oct. 2, 2005	Oct. 1, 2006	Oct. 2, 2005
	(unaudited, in thousands except per share amounts)
		Restated	Restated		Restated
Basic:
Weighted-average common shares outstanding	26,281	25,874	25,388	25,969	25,227

Net income	$3,411	$1,649	$2,333	$5,368	$5,568

Net income per share	$0.13	$0.06	$0.09	$0.21	$0.22

Diluted:
Weighted-average common shares outstanding	26,281	25,874	25,388	25,969	25,227
Net effect of dilutive employee stock options — based on the treasury stock method	1,112	1,213	199	1,146	310

Shares used in computing net income per share	27,393	27,087	25,587	27,115	25,537

Net income	$3,411	$1,649	$2,333	$5,368	$5,568

Net income per share	$0.12	$0.06	$0.09	$0.20	$0.22

     For the three months ended October 1, 2006, July 2, 2006 and October 2, 2005, options outstanding under our stock option plans to purchase approximately 4,699,000, 4,550,000 and 8,171,000 shares, respectively, of our common stock were excluded from the treasury stock method used to determine the net effect of dilutive employee stock options because their inclusion would have had an anti-dilutive effect on net income per share.
     For the nine months ended October 1, 2006 and October 2, 2005, options outstanding under our stock option plans to purchase approximately 4,608,000 and 7,816,000 shares, respectively, of our common stock were excluded from the treasury stock method used to determine the net effect of dilutive employee stock options because their inclusion would have had an anti-dilutive effect on net income per share.

7. Comprehensive Income
     The components of comprehensive income, net of tax, are as follows:

	Three Months Ended			Nine Months Ended
	Oct. 1,	July 2,	Oct. 2,	Oct. 1,	Oct. 2,
	2006	2006	2005	2006	2005
	(unaudited, in thousands)
		Restated	Restated		Restated
Net income	$3,411	$1,649	$2,333	$5,368	$5,568
Change in gain (loss) on available-for-sale securities, net of tax amounts of $394, ($93), ($85), $238 and ($196), respectively	628	(148)	(127)	334	(294)
Less reclassification adjustment for gains included in net income, net of tax amounts of ($1), $0, ($4), ($1) and $11, respectively	(2)	—	(6)	(2)	15

Other comprehensive gain (loss), net of tax amounts of $393, ($93), ($89), $237 and ($186), respectively	626	(148)	(133)	332	(279)

Total comprehensive income	$4,037	$1,501	$2,200	$5,700	$5,289

     Accumulated other comprehensive loss is presented on the accompanying condensed consolidated balance sheets and consists of the accumulated net unrealized gain (loss) on available-for-sale securities.
8. Legal Matters and Loss Contingencies
     From time to time we are notified of claims, including claims that we may be infringing patents owned by others, or otherwise become aware of conditions, situations, or circumstances involving uncertainty as to the existence of a liability or the amount of a loss. When probable and reasonably estimable, we make provisions for estimated liabilities. As we sometimes have in the past, we may settle disputes and/or obtain licenses under patents that we are alleged to infringe. We can offer no assurance that any pending or threatened claim or other loss contingency will be resolved or that the resolution of any such claim or contingency will not have a materially adverse effect on our business, financial condition, and/or results of operations. Our failure to resolve a claim could result in litigation or arbitration, which can result in significant expense and divert the efforts of our technical and management personnel, whether or not determined in our favor. Actel is a nominal defendant in a consolidated shareholder derivative action filed in the United States District Court for the Northern District of California against certain current and former officers and Directors. The Company and the individual defendants intend to defend these cases vigorously. In addition, our evaluation of the impact of these claims and contingencies could change based upon new information. Subject to the foregoing, we do not believe that the resolution of any pending or threatened legal claim or loss contingency is likely to have a materially adverse effect on our financial position at October 1, 2006, or results of operations or cash flows for the quarter then ended.
9. Commitments
     As of October 1, 2006, the Company had approximately $11.2 million of remaining non-cancelable obligations to providers of electronic design automation software expiring at various dates through 2008. The current portion of these obligations is recorded in “Other accrued liabilities” and the long-term portion of these obligations is recorded at net present value in “Long term license agreements, net” on the accompanying balance sheet. Approximately $2.8 million and $14.2 million of these contractual obligations are recorded in “Prepaid expenses and other current assets” and “Other assets, net”, respectively.

10. Shareholders’ Equity
     Our Board of Directors authorized a stock repurchase program, whereby shares of our common stock may be purchased from time to time in the open market at the discretion of management. In the three months ended April 3, 2005 we repurchased 627,500 shares for $9.8 million. There have been no additional stock repurchases since then. As of October 1, 2006, we had remaining authorization to repurchase up to 1,610,803 shares.
11. Subsequent Events
     In September 2005, Actel initiated an arbitration proceeding against BTR, Inc. to determine the validity of BTR’s assertion that Actel owed BTR royalties under a 1995 license agreement (amended and restated in 2000 (“License Agreement”)) because Actel products were covered by BTR patents. BTR later added trade secret claims to the arbitration. In December 2006, the parties agreed to settle the arbitration, with Actel acquiring the patents and trade secrets at issue, as well as other intellectual property assets controlled by BTR, for a purchase price agreed to at that time. The parties executed the asset purchase and settlement agreements closing the transaction in March 2007. Management currently does not anticipate future cash flows or products sales specifically associated with the patents and other intellectual property assets acquired. Accordingly, the Company recorded charges of $8.7 million during the fourth quarter of fiscal 2006 ($10.0 million for the full fiscal 2006) which represents all amounts associated with the asset purchase and settlement agreements and associated legal and other costs.
     In December 2006, Zilog, Inc. filed suit against Actel, alleging that Actel products infringed a single patent owned by Zilog. In its answer to the complaint, Actel denied all allegations of infringement. The parties negotiated a settlement prior to any substantive litigation, executing a settlement agreement in June 2007. The Company recorded a charge of $435,000 during the fourth quarter of fiscal 2006 in connection with the settlement and associated legal and other costs.
     During the second quarter of fiscal 2007 Actel recorded a $3.7 million charge to reserve for certain wafer prepayments included in other assets in the accompanying condensed consolidated balance sheet at October 1, 2006. Due to changes in the Company’s product plans in the second quarter of fiscal 2007, the Company determined that there is only a remote chance to utilize these prepaid amounts and thus an establishment of a reserve was necessary as of July 1, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     You should read the following discussion of our financial condition and results of operations in conjunction with our Consolidated Financial Statements and the related “Notes to Consolidated Financial Statements”, and “Financial Statement Schedules” and “Supplementary Financial Data” included in our Annual Report on Form 10-K. This Quarterly Report on Form 10-Q, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements regarding future events and the future results of our Company that are based on current expectations, estimates, forecasts, and projections about the industry in which we operate and the beliefs and assumptions of our management. Words such as ‘expects,’ ‘anticipates,’ ‘targets,’ ‘goals,’ ‘projects,’ ‘intends,’ ‘plans,’ ‘believes,’ ‘seeks,’ ‘estimates,’ variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled “Risk Factors” in Item 1A of Part II and elsewhere, and in other reports we file with the Securities and Exchange Commission (“SEC”), specifically the most recent reports on Form 10-Q. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.
Restatements of Consolidated Financial Statements
     Restatement of Previously-Issued Financial Statements
     This Quarterly Report on Form 10-Q for our quarter ended October 1, 2006, includes restatements of the following previously-filed financial statements and data (and related disclosures): (i) our condensed consolidated balance sheet as of January 1, 2006, and the related condensed consolidated statements of operations for the quarters ended July 2, 2006 and October 2, 2005 and the nine months ended October 2, 2005 and our condensed consolidated statement of cash flows for the nine months ended October 2, 2005; and (ii) our management’s discussion and analysis of financial condition and results of operations as of and for the quarters ended July 2, 2006 and October 2, 2005, and the nine months ended October 2, 2005. We also recorded adjustments affecting previously-reported financial statements for fiscal years 1994 through 2005, the effects of which are summarized in cumulative adjustments to additional paid-in capital, deferred stock-based compensation, and retained earnings as of January1, 2006. All restatements are a result of an independent stock option investigation conducted by a Special Committee of our Board of Directors and additional reviews conducted by our management. See below and Note 2, “Restatements of Consolidated Financial Statements,” to the Condensed Consolidated Financial Statements, and Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a detailed discussion of the effect of the restatement.
     Financial information included in our reports on Form 10-K, Form 10-Q, and Form 8-K filed with the Securities and Exchange Commission (“SEC”) before January 18, 2007, and the related opinions of our independent registered public accounting firm, and all of our earnings press releases and similar communications issued before January 18, 2007, should not be relied upon and are superseded in their entirety by our December 31, 2006 Annual Report on Form 10-K and our other reports on Form 10-Q and Form 8-K filed with the SEC on or after January 18, 2007.
     Stock Option Reviews, Investigation, and Informal Inquiry
     On August 30, 2006, a complaint was filed in the United States District Court for the Northern District of California derivatively on behalf of Actel against certain of our current and former officers and Directors. The derivative action relates to certain stock option grants that were allegedly backdated. On September 8, 2006, our Board of Directors directed management to conduct an informal review of our historical stock option grants. On September 21, 2006, our management found evidence indicating that the recipients of a stock option grant in 2000 were not determined with finality by the recorded measurement date. On September 22, 2006, our Board of Directors appointed a Special Committee of independent directors to formally investigate our historical stock option grant practices and related accounting. The Special Committee retained an independent law firm and forensic team of professionals (collectively, the “Investigation Team”), to assist the Committee in conducting a thorough investigation.
     We voluntarily notified the SEC about the independent investigation prior to announcing it publicly on October 2, 2006. By a letter dated November 2, 2006, we were informed by the SEC’s Office of Enforcement that it was conducting an informal inquiry to determine whether there had been violations of the federal securities laws. We voluntarily disclosed the requested information and otherwise cooperated with the Office of Enforcement, which notified us by a letter dated May 23, 2007, that it had closed its file and would not recommend any enforcement action by the SEC.

               The Special Committee investigated stock options granted during the eleven-year period from January 1, 1996, through December 31, 2006 (the “Investigation Period”). Consistent with published guidance from the staff of the SEC, the Investigation Team organized option grants into categories based on the types of options granted and granting processes. During the Investigation Period, the Company had three processes by which stock options could be approved other than at a meeting of the Compensation Committee:
•	A regular process of making “monthly grants” of new-hire, promotion, merit-adjustment, and patent-award options (and, in 2005 and 2006, annual replenishment awards to continuing employees known as “Evergreen” options) on the first Friday of each month. We have made a monthly grant of options on the first Friday of almost every month since September 1994. Primarily because our monthly grant process uses stock option grant dates that are fixed in advance, the Special Committee concluded that it is a reliable process with respect to the risk of stock option backdating (even though there is still a risk that the grants may not have been determined with finality or that all granting actions may not have been complete on the grant date, requiring a measurement date for accounting purposes that is different than the grant date). Other factors that support our conclusion that the monthly grant process is reliable include the following:
•	The parameters of the new-hire, promotion, merit-adjustment, and patent-award options included in monthly grants are pre-approved by the Compensation Committee as part of the annual stock option budget.

•	The events giving rise to the new-hire, promotion, merit-adjustment, and patent-award options included in monthly grants are subject to separate formal approval processes that include the Vice President of Human Resources (who signs the grant list included in the monthly grants) and result in signed and dated Personnel Action Notices (or “PANs”) evidencing management approval of the stock option awards on or before the stated grant date. For this reason, the terms and recipients of each monthly grant are “known” on the stated grant date, making the compilation of the grant list for each monthly grant from the PANs merely an administrative task.

•	As with the new-hire, promotion, merit-adjustment, and patent-award options included in other monthly grants, the budget for the Evergreen options granted in 2005 and 2006 was approved by the Compensation Committee at a meeting near the beginning of each fiscal year, and the grants to officers were pre-cleared by the Compensation Committee. By explicitly pre-clearing the grant of Evergreen options to officers in 2005 and 2006, the Compensation Committee implicitly authorized the grant of Evergreen options to all employees.

•	The Company operated as if the terms of the awards included in the monthly grants were final prior to completion of the formal Compensation Committee approval procedure, indicating that formal approval of the monthly grants represented only an administrative delay rather than a period during which any of the terms of the awards remained under consideration or subject to change. For example, we frequently communicated the option terms to recipients and entered the option terms and recipients into Equity Edge, our stock administration database, prior to completion of the formal Compensation Committee approval procedure.
The Special Committee recommended, and we agree, that the completion of the formal Compensation Committee approval procedure subsequent to the stated grant date does not in and of itself require a correction in the measurement date for a monthly grant
•	A process of making “non-monthly grants” on irregular dates primarily for (i) eleven annual Evergreen option grants and one additional Evergreen grant in 2003, (ii) options to continuing employees in connection with two repricings (one in 1996 and one in 1998) and two exchanges (one in 2001 and one in 2006), and (iii) options to new employees retained in connection with four business combinations or acquisitions (one in 1998, one in 1999, and two in 2000). Any new-hire, promotion, merit-adjustment, and/or patent-award options that were pending on the date of these non-monthly grants were usually also awarded, and new-hire, promotion, merit-adjustment, and/or patent-award options were sometimes awarded by themselves in non-monthly grants. Primarily because our non-monthly grant process (which was abandoned in 2004) did not use stock option grant dates that were fixed in advance, the Special Committee concluded that it was not a reliable process with respect to the risk of stock option backdating to the extent that hindsight could have been used (and in one instance was found to have been used) to select the stated grant dates. Accordingly, the Special Committee recommended, and we agree, that the completion of the formal Compensation Committee approval procedure subsequent to the stated grant date does require a correction in the measurement date for a monthly grant. A process of making “automatic grants” of Director options. The automatic grant process uses stock option grant dates that are fixed in advance for replenishment options, so the Special

Committee concluded that it is a reliable process with respect to the risk of stock option backdating (even though there can be uncertainty about when a new Director joins the Board).
Almost all stock options granted during the Investigation Period were awarded under the monthly and non-monthly grant processes, which were approved by means of a Unaminous Written Consent (“UWC”) of the three-member Compensation Committee. In light of the risk of stock option backdating presented by each granting process, the Special Committee directed the Investigation Team to examine all non-monthly grants and all grants to Directors and executive officers (who are responsible for all of the stock option granting processes), but determined that testing of the monthly grants on a sample basis was sufficient in combination with appropriate analytical procedures. Approximately 85% of the options granted during the Investigation Period were examined by the Investigation Team. The additional analytical review procedures applied to the monthly grant population consisted of new-hire, rehire, and Equity Edge record-add date (i.e., the date option terms and recipients were entered into our stock administration database) analyses. The Special Committee concluded, and the Investigation Team agreed, that no additional procedures were required since all non-monthly grants and all grants to Directors and executive officers were tested directly and all monthly grants were either tested directly or analyzed using the additional review procedures to provide reasonable assurance that the untested population does not contain any material errors of the types found in the tested population.
          The Special Committee presented its preliminary findings to the Board of Directors on January 30, 2007. The preliminary findings were described in our Form 8-K filed with the SEC on February 1, 2007, and include the following:
•	There was inadequate documentation supporting the measurement dates for each of the Company’s company-wide annual grants during the period 1996-2001.

•	There were a number of other grants during the 1996-2001 period for which there was inadequate documentation supporting the recorded measurement dates, including some executive grants and grants to new employees in connection with corporate acquisitions.

•	In at least one instance during the 1996-2001 period, at a time when he was the Company’s Chief Financial Officer, Mr. Henry L. Perret participated in the selection of a favorable stated grant date with the benefit of hindsight and did not properly consider the accounting implications of that action.

•	Beginning in 2002, documentation relating to annual and other grants improved substantially, although some minor errors occurred thereafter in the form of corrections or adjustments to grant allocations after the recorded measurement dates.

•	The Special Committee did not conclude that any current officers or employees of the Company engaged in any knowing or intentional misconduct with regard to the Company’s option granting practices.

•	The Special Committee has confidence in the integrity of John C. East, the Company’s Chief Executive Officer, and Jon A. Anderson, its Chief Financial Officer.
Following the Special Committee’s presentation, the Board requested and accepted the resignation of Henry L. Perret as a member of the Board. The Special Committee presented its final report to the Board of Directors on March 9, 2007.
          Per the recommendation of the Special Committee, our management reviewed the information made available to it by the Special Committee and performed its own detailed review of historical stock option grants (including the examination of approximately 73% of the options granted during the period between our initial public offering on August 2, 1993, and January 1, 1996 (the beginning of the Investigation Period)) as part of the effort to establish appropriate measurement dates. Management analyzed all available evidence related to each category of grants. Based on relevant facts and circumstances, management applied the applicable accounting standards to determine appropriate measurement dates for all grants. In addition to the grants found by the Special Committee to have lacked adequate documentation supporting the recorded measurement dates, our management concluded that there was inadequate documentation supporting the recorded measurement date for the four company-wide grants during the period 2002-2004, and for one company-wide grant in 1995. If the measurement date was other than the stated grant date, we made accounting adjustments as required, resulting in stock-based compensation expense and related tax effects. We have determined that we had unrecorded non-cash equity-based compensation charges associated with our equity incentive plans for the period 1994 through 2006. Since these charges were material to our financial statements for the years 1994 through 2005, we are restating our historical financial statements to record additional non-cash charges for stock-based compensation expense. At the direction of management, option exercises before December 31, 2000 (when employees could exercise shares directly with the Company, as opposed to through an independent, third-party broker), were also reviewed and tested, and no instance of exercise backdating was identified.
     Stock-Based Compensation Adjustments Resulting From Corrected Measurement Dates
     As a result of the Special Committee’s investigation and findings, as well as our internal reviews, we determined that the stated grant dates for 28 granting actions (or 15% of the 190 granting actions between our initial public offering and the end of 2006) cannot be supported as the proper measurement dates. As a result, we corrected the measurement dates for options covering a total of 10.1 million shares (or 41% of the 24.7 million shares of Common Stock covered by options granted during the relevant period) and we have recorded additional stock-based compensation expense for stock option grants made from June 1995 through March 2004 for which the actual measurement date was different than the stated grant date. The gross deferred stock-based compensation charge associated with these changes was $23.4 million. After accounting for forfeitures, cancellations and other related adjustments, we recorded additional pre-tax stock-based compensation expense of $17.4 million as a result of the revised measurement dates for historical stock option grants.
     Judgment
     In calculating the amount of incremental stock-based compensation expense that we are required to record under generally accepted accounting principles, we made certain interpretations and assumptions and drew certain conclusions from the independent investigation and internal review findings. In addition, we made a number of accounting interpretations and applied those interpretations to our facts and circumstances. We considered, among other things, the guidance provided by the Office of the Chief Accountant of the SEC in a letter dated September 19, 2006 (“Chief Accountant’s Letter”), which states that:
The accounting guidance applicable to the grants in question was, in most cases, Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (Opinion 25). The accounting under Opinion 25 relies heavily on the determination of the measurement date, which is defined as “the first date on which are known both (1) the number of shares that an individual employee is entitled to receive and (2) the option or purchase price, if any.” Under Opinion 25, the final amount of compensation cost of an option is measured as the difference between the exercise price and the market price of the underlying stock at the measurement date. As such, for the purpose of determining compensation cost pursuant to Opinion 25, it is important to determine whether a company’s stock option granting practices resulted in the award of stock options with an exercise price that was lower than the market price of the underlying stock at the date on which the terms and recipients of those stock options were determined with finality.
The Chief Accountant’s Letter also states that “a company must use all available relevant information to form a reasonable conclusion as to the most likely option granting actions that occurred and the dates on which such actions occurred in determining what to account for.” In light of the significant judgment used in the determination of measurement dates, alternate approaches to those used by us could have resulted in different compensation expense charges than those recorded in the restatements.
     General Approach to Determining the Revised Measurement Dates
     Management’s methodology was intended to determine appropriate measurement dates using clear and objective evidence, if possible, or to determine corrected measurement dates using objective evidence to the greatest extent possible and management’s judgment (applied in a consistent and rigorous manner) to the least extent possible. For many reasons, including the fact that the grant dates for monthly grants were fixed in advance, management concluded that the subsequent return of the UWC signature pages for the monthly grants represented only an administrative delay, as described in the Chief Accountant’s Letter, and therefore did not in and of itself necessitate corrections in the measurement dates for the monthly grants. For non-monthly grants, and for monthly grants that required measurement date corrections for other reasons, management selected the date of the last fax-dated UWC signature page as the appropriate measurement date for all awards requiring corrected measurement dates when there were three dated UWC signature pages because, in accordance with the Chief Accountant’s Letter, that was the date at which all required granting actions were complete. Greater management judgment was required when there were not three fax-dated UWC signature pages. After evaluating all available relevant information, management ranked the evidence used in determining corrected measurement dates, with fax transmittals of signed UWC signature pages being the most reliable evidence and Equity Edge (“EE”) data being the least reliable. The Equity Edge record-add date was used as the measurement date only if no other reliable objective evidence could be located supporting a specific date. We considered various alternative approaches, but believe that the approaches we used were the most appropriate.
     Sensitivity Analysis
     In applying its judgment, management considered the impact on compensation expense of selecting measurement dates based on different criteria. The sensitivity analysis included a review of the fair market value of Actel’s Common Stock (“FMV”) and potential compensation expense for each of the alternative dates considered in the selection of measurement dates that involved the application of significant management judgment. Set forth below is a sensitivity analysis table for awards with corrected measurement dates by type of grant:

	Low Point of Range		Actel Actual		High Point of Range
	Gross	Expense	Gross	Expense	Gross	Expense
	Deferred	(Net of	Deferred	(Net of	Deferred	(Net of
Grant Classification	Compensation	Forfeitures)	Compensation	Forfeitures)	Compensation	Forfeitures)
Evergreen Grants	$4,659,783	$2,684,744	$10,132,794	$6,175,052	$19,001,910	$12,671,714
Acquisition Grants	—	—	50,916	50,916	50,916	50,916
Non-Monthly Grants	91,361	30,697	979,298	743,462	1,367,501	1,057,093
Director Options	26,213	26,213	97,508	97,508	97,508	97,508
Monthly Grants	462,215	385,936	505,015	421,673	624,842	521,726
Non-Sensitivity	11,607,096	9,959,521	11,607,095	9,959,521	11,607,095	9,959,521

Total	$16,846,667	$13,087,111	$23,372,625	$17,448,132	$32,749,771	$24,358,477

     In order to make these sensitivity calculations, management determined the earliest plausible measurement date and the latest plausible measurement date for each award requiring a corrected measurement date, and the highest FMV and lowest FMV between and including those dates because it is possible that the terms of the options were known with finality on any date within this range. For awards with corrected measurement dates that do not have three dated UWC signature pages, management believes the earliest and latest plausible measurement date is generally the earlier of (i) the date the last UWC signature page was received and (ii) the initial Equity Edge record-add date and the latest plausible measurement date is generally the later of (i) the date the last UWC signature page was received and (ii) the initial Equity Edge record-add date. The date the last UWC signature page was received and the initial Equity Edge record-add date are both considered by management to be evidence of when the terms and recipients of an award were finalized, although UWC signature pages are at the top of the evidence hierarchy and the Equity Edge record-add date is at the bottom of the hierarchy.
     Sensitivity analysis was performed on all awards with corrected measurement dates that have one or more UWC signature pages missing or undated. Thus, it is possible that the last UWC signature page was actually received after the latest plausible measurement date used in the sensitivity analysis. However, based on an evaluation of awards with corrected measurement dates that have three dated UWC signature pages, we do not believe that any such occurrence would have a material effect on the range of potential compensation cost that we could have recorded. No sensitivity analysis was performed on awards with corrected measurement dates that have three dated UWC signature pages. To avoid skewing the sensitivity analysis table, these awards are included in the “Non-Sensitivity” line of the table, with the “High” and “Low” range numbers being equal to the “Actual” gross deferred compensation charge and net expense recorded by Actel.
     Overall, the sensitivity table indicates that the total gross deferred compensation charge could range from a high of $32.7 million to a low of $16.8 million, while the Company recorded an actual gross deferred compensation charge of $23.4 million. Total net compensation expense could range from a high of $24.4 million to a low of $13.1 million, while the Company recorded actual net compensation expense of $17.4 million. The award that has the greatest impact on the sensitivity analysis is the Evergreen Options grant dated March 14, 2002 for which the measurement date was revised to April 5, 2002, when emails indicate that changes in the allocation of options were no longer under consideration. There was little volatility in our stock price between the earliest plausible measurement date of March 28, 2002 (the date the last UWC signature page was received), and the revised measurement date of April 5, 2002. However, for the latest plausible measurement date of May 14, 2002 (the initial EE record-add date), we experienced significant volatility in our stock price: it increased from the $20 share range in April to the $27 per share range in May and then declined back to the $20 per share range in June 2002. Due to the short-lived increase in the stock price during the month of May, coupled with the strength of the evidence used to establish the revised measurement date of April 5, 2002, we believe the March 14, 2002, grant sensitivity range potentially distorts the impact of management’s judgment. Eliminating the impact of this grant from the sensitivity analysis (by including it in the “Non-Sensitivity” line) would reduce the range of total net compensation expense from a high of $19.1 million and a low of $13.1 million, compared with the Company’s actual net compensation expense of $17.4 million. Thus, the grant dated March 14, 2002, accounts for $5.3 million, or almost half, of the $11.3 million range in total net compensation expense.
     For fiscal years 2003 through 2005, the net compensation expense could range from a high of $7.8 million to a low of $3.0 million, compared with the Company’s actual net compensation expense of $3.3 million. For fiscal year 2006, the net compensation expense could be affected by no more than $0.2 million. We have concluded that the range of total net compensation expense is acceptable given the uncertainty of the corrected measurement dates and the resulting inability to precisely measure the resulting stock compensation expense. Accordingly, we believe the related compensation charges comply with U.S. Generally Accepted Accounting Principles in all material respects.
     Other Stock-Based Compensation Adjustments
     In addition to the stock-based compensation expenses resulting from revised measurement dates for historical stock option grants, and the related payroll and withholding taxes and penalties (which are described in more detail below), our internal review also identified certain other errors in accounting determinations and judgments relating to stock-based compensation that have been corrected in the restated consolidated financial statements. These errors include incorrect accounting for (i) modifications to equity awards in connection with and subsequent to, certain employees’ terminations, and (ii) equity awards granted to consultants. These errors in accounting for stock-based compensation expense are also described in more detail below.
     Payroll and Withholding Taxes and Penalties
     Internal Revenue Code Section 421 prohibits the granting of Incentive Stock Options (“ISOs”) with an exercise price below the fair market value of the underlying shares on the date of grant. The Company issued both ISOs and Non Qualified Stock Options (“NQs”) during the period investigated. As described above, 28 of our stock option granting actions were subject to revised measurement dates (the last of which was in March 2004). For all but five of the granting actions, the fair market value of our Common Stock on the revised measurement date was higher than the fair market value of our Common Stock on the stated grant date.
     Therefore, many of the stock options that were granted as ISOs should have been treated as NQs for purposes of payroll taxes and federal and state income tax withholding. ISOs receive special tax treatment by not being taxed or subject to FICA withholding at the time of exercise. The shares acquired upon the exercise of ISOs are taxable at the time of disposition and, if held for the required length of time, may receive the benefit of capital gains tax treatment. If not held for the required length of time, shares acquired upon the exercise of ISOs are taxed as ordinary income.
     The restated financial statements include expenses (arising from exercises of ISOs with corrected measurement dates) relating to the estimated payroll taxes, federal and state income taxes and penalties (including negligence penalties) arising from ISOs that should have been treated as NQ stock options (due to their below-market grant pricing). We calculated payroll taxes and the marginal income tax rate for each affected individual for each fiscal period on the stock option gains in the fiscal period the stock options were exercised, subject to the individual applicable employment tax ceilings for Social Security and Medicare for each fiscal period. Penalties were also factored into the restatement. The Company has calculated penalties in accordance with the applicable Internal Revenue Codes (10% of employer FICA) under IRC Sec. 6656 and a negligence (20%) penalty under IRC Sec. 6662. To the extent appropriate, the expense accrual for taxes and penalties was reversed in fiscal years in which the applicable statue of limitations was exceeded. The net accrual for payroll and withholding-related expense in the restatement is $0.5 million for 1996 through 2005.
     Stock Option Grant Modifications in Connection with Employee Terminations and Grants to Consultants
     The stock option reviews identified individuals who were terminated and rehired by us but whose options were not cancelled (and continued to vest between the termination and rehire dates). In accordance with Opinion 25 and its interpretations, modifications that renew or extend the life of fixed awards result in a new measurement date. Accordingly in the restated financial statements we have recorded the stock-based compensation expense (net of forfeitures) for these modified grants of less than $0.1 million.
     The stock option reviews identified six consultants who received option awards, two of whom first received grants in 1994 and the other four of whom first received grants in 1995. We determined that three of these individuals did not have an “employee-like” relationship with us, and we measured their awards at the grant-date fair value and amortized the amount to compensation expense on a straight-line basis over their respective vesting periods. We determined that the other three of these individuals (who subsequently became employees) had an “employee-like” relationship with us from the beginning of the original grant period, so we measured the awards at the grant-date intrinsic value, which resulted in no compensation expense. However, the four individuals who first received grants in 1995 retained the right to exercise their vested options for a ten-year period from the date of grant, even after their relationship with the Company terminated. The relationship between the Company and one of these individuals was terminated in 2000, and the relationship between the Company and the other three of these individuals was terminated in 2003. Applying the accounting literature that was applicable at those points in time, we recorded a stock compensation charge equal to the fair value of those awards as of their termination date. These awards were then accounted for as liability awards from the date of termination (the options did not qualify as equity instruments because we could settle the options only by delivering registered shares, which is outside the control of the Company), and we subsequently marked the awards to market through the date the options were exercised or expired, with the related income or expense being recognized as “Other Income and Expense.” Net of forfeitures, the stock-based compensation expense for stock options grants to consultants reflected in the restated financial statements is $1.3 million on a pre-tax basis, which is offset in part by a related pre-tax financial statement benefit of $0.5 million in Other Income and Expense.
          Other Matters
          Also included in this restatement are accounting adjustments for one item that is not related to stock options. These adjustments relate to errors associated with the recognition of deferred income at our European distributors. While we were aware of these errors outside of the course of the stock options investigation and reviews described above, these adjustments had not previously been recorded in the appropriate periods due to their immateriality. The restatement impact of recording these adjustments is a $1.0 million increase to pre-tax income from 2000 through 2005.
          We have incurred substantial expenses for legal, accounting, tax, and other professional services in connection with the Special Committee’s investigation, our internal reviews, the preparation of the restated consolidated financial statements, the SEC informal inquiry, and the derivative litigation. These expenses, which are included in selling, general, and administrative expenses, will be approximately $2.0 million for the fourth quarter and year ended December 31, 2006, and are expected to be approximately $5.5 million for the 2007 fiscal year.
          Because almost all holders of options issued by us were not involved in or aware of the incorrect pricing, we have taken and intend to take actions to deal with certain adverse tax consequences that may be incurred by the holders of certain incorrectly priced options. Adverse tax consequences may arise as a result of the change in the status of employee awards from ISO to NQ stock options, and incorrectly priced stock options vesting after December 31, 2004, may subject the option holder to a penalty tax under IRC Section 409A (and, as applicable, similar penalty taxes under California and other state tax laws). The Company may incur future charges to resolve the adverse tax consequences of incorrectly priced options; however, based on current estimates the Company believes that such costs will be immaterial.
          IRC Section 162(m) limits the deductibility of compensation in excess of $1.0 million that is not performance-based and that is paid to the Chief Executive Officer and the four other named executive officers in our annual proxy statement. In the year in which any such officers exercise options that have been revised as a result of our investigation, we have made appropriate adjustments to reduce our deferred income taxes for the compensation expense for which we are not able to take a corresponding tax deduction. Furthermore, since the Chief Executive Officer’s compensation has, on occasion, exceeded the 162 (m) limit, the Company has recorded tax benefits associated with his options only when the options are exercised and the benefit is known. Accordingly, no deferred tax assets have been established for stock compensation associated with the Chief Executive Officer.
          For explanatory purposes and to assist in analysis of our consolidated financial statements, the impact of the stock option and other adjustments that were affected by the restatement are summarized below (in thousands):

					Other
	Adjustment to				Deferred
	Stock-Based				Revenue	Other
	Compensation	Other	Adjustment	Subtotal	adjustments	Adjustments	Adjustment
	Expense	Adjustments	to Payroll	Stock-Based	associated	—Other	to Income	Total
	associated with	to Stock-Based	Tax	Compensation	with	Income and	Tax	Restatement
	Remeasured	Compensation	Expense	Expense and	European	Expense	Expense	Expense
Fiscal Year	Grants	Expense	(Benefit)	Payroll Taxes	Distributor	Charges (1)	(Benefit)	(Benefit)

1994	$—	$60	$—	$60	$—	$—	$(24)	$36
1995	205	27	—	232	—	—	(73)	159
1996	539	42	6	587	—	—	(175)	412
1997	823	32	23	878	—	—	(262)	616
1998	937	35	18	990	—	—	(307)	683
1999	814	12	105	931	—	—	(242)	689
2000	2,574	92	347	3,013	(1,528)	—	(436)	1,049
2001	5,455	485	88	6,028	(100)	(17)	(2,111)	3,800
2002	2,810	(73)	93	2,830	203	(31)	(953)	2,049
2003	2,155	1,687	181	4,023	—	20	(1,370)	2,673

Cumulative through January 4,
2004	16,312	2,399	861	19,572	(1,425)	(28)	(5,953)	12,166
2004	950	(604)	(312)	34	100	(463)	(51)	(380)
2005	186	(431)	(91)	(336)	338	12	(14)	—

Total	$17,448	$1,364	$458	$19,270	$(987)	$(479)	$(6,018)	$11,786

(1)	Reflects mark to market adjustments relating to $1.0 million of awards originally charged to stock-based compensation which were subsequently classified as liability awards following termination of employment.
          Late SEC Filings and NASDAQ Delisting Proceedings
          On November 13, 2006, we received notice from The Nasdaq Stock Market (“Nasdaq”) of a staff determination that we were not in compliance with the requirement for continued listing set forth in Nasdaq Marketplace Rule 4310(c)(14). Under that Rule, listed companies must file with the SEC all required reports. Our noncompliance was a result of the ongoing stock option review and our related failure to file with the SEC a Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2006. On January 3, 2007, we received an additional staff determination notice that we were not in compliance with the requirement for continued listing set forth in Nasdaq Marketplace Rules 4350(e) and 4350(g). Under those Rules, listed companies must hold an annual meeting of shareholders, solicit proxies, and provide proxy statements to Nasdaq. Our noncompliance was a result of the ongoing review and related failure to hold an annual shareholder meeting in 2006.
          We appealed the Nasdaq staff’s determinations at a hearing held on January 11, 2007. On February 16, 2007, a Nasdaq Listing Qualifications Panel (the “Panel”) determined to continue our listing and grant our request for an extension until May 17, 2007, to file our delinquent filings and any required financial restatements and to hold our annual meeting, subject to us providing the Panel with either a copy of the Special Committee’s final investigatory report or a written submission regarding the Special Committee’s final investigatory results. On March 16, 2007, we provided the Panel with the required written submission. On March 20, 2007, we received an additional staff determination notice relating to our failure to file with the SEC an Annual Report on Form 10-K for the fiscal year ended December 31, 2006. On May 18, 2007, the Panel determined to delist our securities, but stayed the suspension pending further action by the Nasdaq Listing and Hearing Review Council (“Listing Council”).
          On April 2, 2007, the Listing Council called the Panel’s decision for review and determined to stay the Panel’s decision pending further action by the Listing Council. The Nasdaq Listing Qualifications Department provided the Listing Council with an updated qualifications summary sheet on June 26, 2007, and we submitted additional information to the Listing Council on June 29, 2007. On May 15, 2007, we received an additional staff determination notice relating to our failure to file with the SEC a Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2007. On August 13, 2007, we received an additional staff determination notice relating to our failure to timely file with the SEC a Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2007. On August 23, 2007, the Listing Counsel granted us an extension until October 22, 2007, to demonstrate compliance with all continued listing requirements.

          As we requested on October 9, 2007, the Nasdaq Board of Directors (the “Nasdaq Board”) on October 17, 2007, called for review the August 23, 2007, decision of the Listing Council, and stayed the suspension of our securities from trading, pending further consideration by the Nasdaq Board. On November 9, 2007, the Nasdaq Board granted us an extension until January 9, 2008, to file all delinquent periodic reports necessary to regain compliance with the filing requirement contained in Rule 4310(c)(14). On November 13, 2007, we received an additional staff determination notice relating to our failure to timely file with the SEC a Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007. As we requested on January 4, 2008, the Nasdaq Board on January 8, 2008, granted us an extension until February 20, 2008, to file all delinquent periodic reports necessary to regain compliance with the filing requirement contained in Rule 4310(c)(14). We have filed this Quarterly Report on Form 10-Q, and concurrent with this filing, our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, with the SEC as part of our initial effort to resume timely reporting and meet Nasdaq’s continued listing requirements.
          Legal Proceedings Related to Stock Options
          On August 30, 2006, a shareholder derivative action was filed in the United States District Court for the Northern District of California, entitled Frank Brozovich v. John C. East, et al., 06-cv-05352-JW, against certain of our former and current officers and directors alleging that the individual defendants violated Section 10(b)/Rule 10b-5 of the Securities Exchange Act of 1934 (the “Exchange Act”), breached their fiduciary duties, and were unjustly enriched in connection with the timing of stock option grants from 1996 to 2001. In addition, on November 2, 2006, a second nearly identical shareholder derivative complaint, entitled Samir Younan v. John C. East, et al., 5:06-cv-06832-JW, was filed in the same court. Younan alleged further causes of action in connection with the timing of stock option grants from 1994 to 2000, including violations of Sections 14(a) and 20(a) of the Exchange Act, and violation of California Corporation Code Section 25402. On January 10, 2007, these cases were consolidated as In re Actel Derivative Litigation, 5:06-cv-05352-JW and plaintiffs Younan and Brozovich were appointed lead plaintiffs. Plaintiffs filed a consolidated complaint on February 9, 2007. The consolidated complaint alleges causes of action in connection with the timing of stock option grants from 1996 to 2002, including violations of Sections 10(b), 14(a), and 20(a) of the Exchange Act, breach of fiduciary duty, accounting, unjust enrichment, and violation of California Corporation Code Section 25402. Actel is named solely as a nominal defendant against whom no recovery is sought. The Company and the individual defendants intend to defend these cases vigorously.
          SEC Informal Inquiry
          By a letter dated November 2, 2006, we were informed by the SEC’s Office of Enforcement that it was conducting an informal inquiry to determine whether there had been violations of the federal securities laws. The letter asked us to produce (i) spreadsheets identifying all stock options granted to any of our employees or members of the Board of Directors since January 1, 1997; (ii) documents constituting our policies, practices, and procedures for granting stock options during such period; and (iii) public disclosures of our policies, practices, and procedures and how we accounted for stock option grants during such period. We voluntarily produced the requested documents and the Special Committee and its independent counsel periodically apprised the SEC’s Office of Enforcement staff on the status of the independent investigation. By a letter dated May 23, 2007, we were informed by the SEC’s Office of Enforcement staff that it had closed its file and would not recommend any enforcement action by the SEC.
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
     We sell our products to OEMs and to distributors who resell our products to OEMs or their contract manufacturers. We recognize revenue on products sold to our OEMs upon shipment. Because sales to our distributors are generally made under agreements allowing for price adjustments, credits, and right of return under certain circumstances, we generally defer recognition of revenue on products sold to distributors until the products are resold by the distributor and price adjustments are determined at which time our final net sales price is fixed. Deferred revenue net of the corresponding deferred cost of sales are recorded in the caption deferred income on shipments to distributors in the liability section of the consolidated balance sheet. Deferred income effectively represents the gross margin on the sale to the distributor, however, the amount of gross margin we recognize in future periods will be less than the originally recorded deferred income as a result of negotiated price concessions. Distributors resell our products to end customers at various negotiated price points which vary by end customer, product, quantity, geography and competitive pricing environments. When a distributors’ resale is priced at a discount from list price, we credit back to the distributor a portion of their original purchase price after the resale transaction is complete. Thus, a portion of the deferred income on shipments to distributors balance will be credited back to the distributor in the future. Based upon historical trends and inventory levels on hand at each of our distributors as of October 1, 2006, we currently estimate that approximately $10.9 million of the deferred income on shipments to distributors on the Company’s balance sheet as of October 1, 2006, will be credited back to the distributors in the future. These amounts will not be recognized as revenue and gross margin in our Statement of Operations. Since we expect our distributors to “turn” their inventory balances five to six times a year, we expect that a majority of the inventory held by our distributors at the end of any quarter will be resold to end customers over the next two quarters.
     Revenue recognition depends on notification from the distributor that product has been resold. This reported information includes product resale price, quantity, and end customer information as well as inventory balances on hand. Our revenue reporting is dependent on us receiving timely and accurate data from our distributors. In determining the appropriate amount of revenue to recognize, we use this data from our distributors and apply judgment in reconciling differences between their reported inventories and sell through activities. Because of the time involved in collecting, assimilating and analyzing the data provided by our distributors, we report actual sell through revenue one month in arrears. This practice requires us to make an estimate of one month’s distributor sell through activity at the end of each fiscal quarter. This estimate is adjusted the following month to reflect actual sell through activity reported by our distributors.
     There is a level of uncertainty in the distributor revenue estimation process and, accordingly, Actel maintains a reserve for revenue estimates exceeding actual sell through activity. As a result of ongoing improvements in distributor reporting and reconciliation processes and an evaluation of recent trends in variances between estimated amounts and actual sell through activity, in the third quarter of 2006, Actel adjusted its estimate of the distributor revenue reserve. The net effect of this change in estimate was to increase 2006 revenue by $1.2 million, increase costs of sales by $0.5 million, and increase gross margin by $0.7 million.
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

     During 2003, we modified our inventory valuation policies to properly account for “last time buy” inventory purchases. We make last time buys when a wafer supplier is about to shut down the manufacturing line used to make a product and we believe that our then current inventories are insufficient to meet foreseeable future demand. We made last time buys of certain products from our wafer suppliers in 2003 and 2005. Since this inventory was not acquired to meet current demand, we did not believe the application of our existing inventory write down policy was appropriate, so a discrete write down policy was established for inventory purchased in last time buy transactions. As a consequence, these transactions and the related inventory are excluded from the standard excess and obsolescence write down policy. Inventory purchased in last time buy transactions will be evaluated on an ongoing basis for indications of excess or obsolescence based on rates of actual sell through, expected future demand for those products over a longer time horizon, and any other qualitative factors that may indicate the existence of excess or obsolete inventory. Evaluations of last time buy inventory in 2005 resulted in a write down of $0.3 million of material. This write down was taken because actual sell through results did not meet expectations or estimations of expected future demand. No additional write-downs of this inventory were taken in the nine months ended October 1, 2006.
•	Legal Matters and Loss Contingencies
          From time to time we are notified of claims, including claims that we may be infringing patents owned by others, or otherwise become aware of conditions, situations, or circumstances involving uncertainty as to the existence of a liability or the amount of a loss. When probable and reasonably estimable, we make provisions for estimated liabilities. As we sometimes have in the past, we may settle disputes and/or obtain licenses under patents that we are alleged to infringe. We can offer no assurance that any pending or threatened claim or other loss contingency will be resolved or that the resolution of any such claim or contingency will not have a materially adverse effect on our business, financial condition, and/or results of operations. Our failure to resolve a claim could result in litigation or arbitration, which can result in significant expense and divert the efforts of our technical and management personnel, whether or not determined in our favor. Actel is a nominal defendant in a consolidated shareholder derivative action filed in the United States District Court for the Northern District of California against certain current and former officers and Directors. The Company and the individual defendants intend to defend these cases vigorously. In addition, our evaluation of the impact of these claims and contingencies could change based upon new information. Subject to the foregoing, we do not believe that the resolution of any pending or threatened legal claim or loss contingency is likely to have a materially adverse effect on our financial position as of October 1, 2006, or results of operations or cash flows for the quarter then ended.
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
     Beginning January 2, 2006, we adopted the fair value recognition provisions of SFAS 123(R), using the modified prospective transition method, and therefore have not restated prior period’s results for the adoption of SFAS 123(R). Under the fair value recognition provisions of SFAS 123(R), we estimate the fair value of our employee stock awards at the date of grant using the Black-Scholes-Merton option pricing model, which requires the use of certain subjective assumptions. The most significant of these assumptions are our estimates of expected volatility of the market price of our stock and the expected term of the stock award. We have determined that historical volatility is the best predictor of expected volatility and the expected term of our awards was determined taking into consideration the vesting period of the award, the contractual term and our historical experience of employee stock option exercise behavior. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, we could change our assumptions used to value employee stock-based awards granted in future periods. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those awards expected to vest. If our actual forfeiture rate were materially different from our estimate, the stock-based compensation expense would be different from what we have recorded in the current period. The fair value of restricted stock units was calculated based upon the fair value of our Common Stock at the date of grant. Further, SFAS 123(R) requires that employee stock-based compensation costs be recognized over the vesting period of the award and we have elected the straight-line method as the basis for recording our expense.

     The Company recorded $2.6 million and $8.4 million of stock-based compensation expense for the three and nine months ended October 1, 2006, respectively. As required by SFAS 123(R), management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. As of October 1, 2006, the total compensation cost related to options and nonvested stock granted to employees under the Company’s stock option plans but not yet recognized was approximately $11.2 million, net of estimated forfeitures of approximately $0.9 million. This cost will be amortized over a weighted-average period of 2.01 years and will be adjusted for subsequent changes in estimated forfeitures. As of October 1, 2006, the total compensation cost related to options to purchase shares of the Company’s common stock under the ESPP but not yet recognized was approximately $1.8 million. This cost will be amortized over a weighted-average period of 0.90 years.
Results of Operations

	Three Months Ended					Nine Months Ended
			%		%		(e)%
	(a)	(b)	change	(c)	change	(d)	Oct. 2,	change
	Oct. 1, 2006	July 2, 2006	(a/b)	Oct. 2, 2005	(a/c)	Oct. 1, 2006	2005	(d/e)
		Restated		Restated			Restated
Net revenues	$49,639	$47,576	4%	$46,228	7%	$143,348	$135,339	6%

Gross margin	$31,168	$29,509	6%	$27,230	14%	$88,313	$79,918	11%
% of net revenues	63%	62%		59%		62%	59%

Research and development	$14,475	$14,428	0%	$12,196	19%	$42,632	$35,825	19%
% of net revenues	29%	30%		26%		30%	26%

Selling, general, and administrative	$14,105	$14,202	(1%)	$12,271	15%	$43,098	$37,419	15%
% of net revenues	28%	30%		26%		30%	28%

Amortization of acquisition-related intangibles	$—	$7	(100%)	$540	(100%)	$15	$1,650	(99%)
% of net revenues	0%	0%		1%		0%	1%

Tax provision	$1,198	$864	39%	$909	32%	$2,225	$2,169	3%
% of net revenues	2%	2%		2%		2%	2%
Net Revenues
          Net revenues were $49.6 million for the third quarter of 2006, a 4% increase from the second quarter of 2006 and a 7% increase from the third quarter of 2005. Net revenues increased between the second and third quarters of 2006 due to a 4% increase in unit shipments while overall average selling prices (ASPs) remained essentially unchanged. Quarterly net revenues increased from the third quarter a year ago due to a 5% increase in unit shipments coupled with a 2% increase in ASPs. Unit volumes and ASP levels fluctuate principally because of changes in the mix of products sold. Our product portfolio includes products ranging from devices with lower ASPs which typically sell in higher volumes, to devices with higher ASPs which typically sell in lower volumes.
          Net revenues were $143.3 million for the first nine months of 2006, a 6% increase from the first nine months of 2005. Net revenues increased due to a 5% increase in overall ASPs and a 1% increase in unit shipments. The increase in ASPs was primarily the result of a shift toward higher ASP versions in both our mature product families as well as some of our newer product families.
          Net revenues for the three and nine month periods ended October 1, 2006 increased $1.2 million as a result of a refinement in the Company’s estimate of distributor revenue variance as noted in Critical Accounting Policies and Estimates.

Gross Margins
          Gross margin was 63% on net revenues for the third quarter of 2006 compared with 62% for the second quarter of 2006 and 59% for the third quarter of 2005. Gross margin was 62% for the first nine months of 2006 compared with 59% for the first nine months of 2005. The increase in gross margin during the 2006 period was attributable to a more favorable mix of products sold during the first nine months of the year. As our newer product families mature, we typically experience some margin improvement with increased yields and manufacturing efficiencies.
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
Research & Development (R&D)
          R&D expenditures were $14.5 million, or 29% of net revenues, for the third quarter of 2006 compared with $14.4 million, or 30% of net revenues, for the second quarter of 2006 and $12.2 million, or 26% of net revenues, for the third quarter of 2005. R&D expenditures were $42.6 million, or 30% of net revenues, for the first nine months of 2006 compared with $35.8 million, or 26% of net revenues, for the first nine months of 2005. R&D spending in 2006 has increased due to recognition of stock-based compensation expense under SFAS 123(R) of $1.3 million and $4.3 million, respectively, for the three and nine month periods ended October 1, 2006, along with higher costs associated with expanded R&D efforts and increased headcount.
Selling, General and Administrative (SG&A)
          SG&A expenses were $14.1 million, or 28% of net revenues, for the third quarter of 2006 compared with $14.2 million, or 30% of net revenues, for the second quarter of 2006 and $12.3 million, or 26% of net revenues, for the third quarter of 2005. SG&A expenses were $43.1 million, or 30% of net revenues, for the first nine months of 2006 compared with $37.4 million, or 28% of net revenues, for the first nine months of 2005. The three and nine month periods ended October 1, 2006 reflects higher expenses due to the recognition of stock-based compensation expense of $1.1 million and $3.8 million, respectively, under SFAS 123(R). In addition, SG&A expense in the first quarter of 2006 included increased marketing expense due to new product introductions and higher legal fees.
Amortization of Acquisition-Related Intangibles
          Amortization of acquisition-related intangibles was $15,000 during the first nine months of 2006 compared to $1.7 million for the first nine months of 2005. The decrease in 2006 was attributable to non-goodwill intangibles, related to an acquisition completed in the year 2000, being fully amortized during the second quarter of 2006.
Tax Provision
          For the three and nine months ended October 1, 2006, the provision for income taxes was based on an annual effective tax rate calculated in compliance with SFAS 109. The annual effective rate was calculated based on our expected level of profitability and includes the usage of state tax credits. To the extent our level of profitability changes during the year, the effective tax rate will be revised to reflect these changes. The difference between the provision for income taxes that would be derived by applying the statutory rate to our income before tax and the income tax provision actually recorded is primarily due to the impact of non-deductible SFAS 123(R) stock-based compensation expenses which is partially offset by state tax credits and by the reversal of $0.4 million of prior year federal income taxes as a result of the completion of an IRS Committee review.
Financial Condition, Liquidity, and Capital Resources
          Our total assets were $368.9 million as of the end of the third quarter of 2006 compared with $343.2 million as of the end of the fourth quarter of 2005. The following table sets forth certain financial data from the condensed consolidated balance sheets expressed as the percentage change from January 1, 2006 to October 1, 2006.

	As of	As of
	Oct. 1, 2006	Jan. 1, 2006	$ change	% change
In thousands		Restated
Cash and cash equivalents, short and long term investments	$188,057	$168,316	$19,741	12%
Accounts receivable, net	$23,747	$25,287	$(1,540)	(6%)
Inventories, net	$40,316	$37,372	$2,944	8%
          The $1.5 million decrease in net accounts receivable was primarily due to more linear shipments during the 2006 period which led to improved collections resulting in a reduced days sales outstanding of 44 days at the end of the third quarter of 2006 compared to days sales outstanding of 54 days at the end of 2005.
     Net inventories as of October 1, 2006 increased by $2.9 million compared to January 1, 2006 as a result of increases in inventory for some of the new product families partially offset by a reduction in inventory levels in some of our older product families. This resulted in inventory days increasing from 191 days at the end of 2005 to 199 days at the end of the third quarter of 2006.

	Nine Months Ended
	Oct. 1, 2006	Oct. 2, 2005
In thousands		Restated
Net cash provided by operating activities	$15,554	$8,831
Net cash (used in) provided by investing activities	$(12,705)	$4,471
Net cash provided by (used in) financing activities	$9,309	$(2,419)
The difference between net income of $5.4 million and cash provided by operating activities of $15.6 million for the nine months ended October 1, 2006 was the result of several non-cash adjustments relating to depreciation, amortization and stock based compensation costs of approximately $15.8 million, partially offset by cash used to increase inventory balances of $2.7 million and changes to license agreements and other assets of $6.3 million.
Sales of available for sale securities of $69.6 million offset by purchases of available for sale securities of $76.6 million and capital expenditures of $5.7 million resulted in net cash used in investing activities of approximately $12.7 million for the nine months ended October 1, 2006. Net cash provided by financing activities of $9.3 million for the nine months ended October 1, 2006 relates to $9.3 million in proceeds from the issuance of common stock under employee stock plans.
     Cash provided by operating activities was $8.8 million for the first nine months of 2005. Net income of $5.6 million, non-cash adjustments relating to depreciation and amortization of $8.5 million and an increase in deferred income on shipments to distributors of $5.9 million contributed to cash provided by operations, offset primarily by $12.3 million of growth in accounts receivable. Net cash provided by investing activities was $4.5 million during the first nine months of 2005 and included net sales and maturities of available for sale securities of $11.5 million, which was partially offset by $7.7 million for purchases of property and equipment. Net cash used in financing activities was $2.4 million for the first nine months of fiscal 2005 and consisted of $9.8 million for the repurchase of common stock, which was offset in part by $7.4 million of proceeds from the issuance of common stock under employee stock plans.
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

Impact of Recently Issued Accounting Standards
          In February 2006, the FASB issued FASB Statement No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments” an amendment of FASB Statements No. 133 and 140. SFAS 155 simplifies the accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. This Statement will be adopted by Actel in the first quarter of fiscal 2007. The adoption of SFAS 155 will not have a material impact on our consolidated results of operations and financial condition.
          In June 2006, the FASB issued FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation is effective for fiscal years beginning after December 15, 2006 and will be adopted by Actel in the first quarter of fiscal 2007. The Company is evaluating the impact of this Interpretation, however, we currently do not expect that the adoption of FIN 48 will have a material impact on our results of operations and financial condition.
          In June 2006, the FASB ratified the consensus reached in EITF Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences”. This consensus provides that sabbatical leave or other similar benefits provided to an employee should be considered to accumulate over the service period as described in FASB Statement No. 43. This EITF is effective for fiscal years beginning after December 15, 2006 and will be adopted by Actel in the first quarter of fiscal 2007. Actel will record a $2.5 million cumulative adjustment, net of tax, to decrease the January 1, 2007 balance of retained earnings. We expect the annual impact to earnings to be immaterial.
          In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements of assets and liabilities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This Statement will be adopted by Actel in the first quarter of fiscal 2008. Actel is currently evaluating the effect that the adoption of FASB No. 157 will have on its consolidated results of operations and financial condition.
          In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides interpretive guidance on how the effects of prior year errors should be considered in quantifying a current year misstatement. SAB 108 is effective for Actel for the fiscal year ended December 31, 2006. In connection with the adoption of SAB 108, the Company restated its financial statements for certain errors associated with the recognition of deferred income associated with its European distributors. See Note 2, “Restatements to Consolidated Financial Statements”.
          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. The Company expects to adopt SFAS No. 159 in the first quarter of fiscal 2008. The Company is currently evaluating the impact that this pronouncement may have on its consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     As of October 1, 2006, our investment portfolio consisted primarily of corporate bonds, floating rate short term notes, and federal and municipal obligations. The principal objectives of our investment activities are to preserve principal, meet liquidity needs, and maximize yields. To meet these objectives, we invest only in high credit quality debt securities with average maturities of less than two years. We also limit the percentage of total investments that may be invested in any one issuer. Corporate investments as a group are also limited to a maximum percentage of our investment portfolio.
     We are exposed to financial market risks, including changes in interest rates. All of the potential changes noted below are based on sensitivity analysis performed on our financial position and expected operating levels at October 1, 2006. Actual results may differ materially.
     Our investments are subject to interest rate risk. During the nine months ended October 1, 2006, the market value of our investment portfolio consisting of government and corporate bonds increased $0.6 million as a result of the Federal Open Market Committee’s maintaining the Federal Funds rate at 5.25% after its July 2006 meeting. A further increase in interest rates could subject us to a decline in the market value of our investments. These risks are mitigated by our ability to hold these investments to maturity. A hypothetical 100 basis point increase in interest rates would result in a reduction of approximately $1.9 million in the fair value of our available-for-sale securities held at October 1, 2006.
Item 4. Controls and Procedures
Stock Option Reviews, Investigation, and Restatement
          In September 2006, our Board of Directors appointed a Special Committee of independent directors (“Special Committee”) to formally investigate our historical stock option grant practices and related accounting. The Special Committee retained an independent law firm and forensic team of professionals to assist the Committee in conducting a thorough investigation. The Special Committee investigated stock options granted during the eleven-year period from January 1, 1996, through December 31, 2006. On January 18, 2007, our management concluded (based on a preview of the Special Committee’s preliminary findings) that shareholders and other investors should no longer rely on the Company’s financial statements and the related reports or interim reviews of Actel’s independent registered public accounting firm and all earnings press releases and similar communications issued by the Company for fiscal periods commencing on or after January 1, 1996.
          The Special Committee presented its preliminary findings to the Board of Directors on January 30, 2007, and its final report on March 9, 2007. The Special Committee concluded that there was inadequate documentation supporting the recorded measurement dates for each of our company-wide annual grants during the period 1996-2001; that there were a number of other grants during the 1996-2001 period for which there was inadequate documentation supporting the recorded measurement dates, including some executive grants and grants to new employees in connection with corporate acquisitions; and that, beginning in 2002, documentation relating to annual and other grants improved substantially, although some minor errors occurred thereafter in the form of corrections or adjustments to grant allocations after the recorded measurement dates.
          Per the recommendation of the Special Committee, our management reviewed the information made available to it by the Special Committee and performed its own detailed review of historical stock option grants (including the examination of options granted during the period between our initial public offering on August 2, 1993, and January 1, 1996 ) as part of the effort to establish appropriate measurement dates. Management analyzed all available evidence related to each grant. Based on relevant facts and circumstances, management applied the applicable accounting standards to determine appropriate measurement dates for all grants. In addition to the grants found by the Special Committee to have lacked adequate documentation supporting the recorded measurement dates, our management concluded that there was inadequate documentation supporting the recorded measurement date for the four company-wide grants during the period 2002-2004, and for one company-wide grant in 1995. If the measurement date was other than the grant date, we made accounting adjustments as required, resulting in stock-based compensation expense and related tax effects. We have determined that we had unrecorded non-cash equity-based compensation charges associated with our equity incentive plans for the period 1995 through 2006. Since these charges were material to our financial statements for the years 1995 through 2005, we are restating our historical financial statements to record additional non-cash charges for stock-based compensation expense.

Remedial Measures Instituted by the Company
          At various times prior to July 2, 2006, we implemented the following practices for our equity awards:
•	Our procedures for granting stock options was enhanced to facilitate the public reporting of stock option grants to executive officers and Directors within two business days after the grant date, in accordance with Section 403 of the Sarbanes-Oxley Act of 2002. Prior to the Sarbanes-Oxley Act, insiders were required to file Forms 4 to report transactions in our securities no later than 10 days after the end of the month in which the transaction occurred.

•	The procedure for approving new-hire, promotion, merit-adjustment, and patent-award options by the Unanimous Written Consent (“UWC”) of the Compensation Committee for grant on the first Friday of each month was revised to include more rigorous cut-off procedures, preparation of the grant list by the Finance Department, and enhanced reconciliations to underlying support documents (i.e., offer letters, employee reviews, and patent applications).

•	By policy, our Company-wide annual grants were also granted on the first Friday of a month, making them subject to the procedures described above.

•	All grants are communicated to employees within a relatively short period after the grant date.

•	Our General Counsel or his designee drafts all UWCs and reviews the minutes of all Compensation Committee meetings.
          In the third quarter of 2006, we enhanced our stock option grant approval practices to ensure that all required corporate granting actions were completed by the stated grant date. These enhancements included earlier cut-off and UWC distribution dates. In the fourth quarter of 2006, we further enhanced our stock option grant approval practices by enabling the approval of UWCs by email and scheduling a Compensation Committee meeting on the stated grant date, which is cancelled if all UWC signatures pages have been received.
          We have tested controls placed into operation as part of the remedial actions above and found them to be operating effectively as of October 1, 2006, enabling us to conclude that the reoccurrence of stock option grant measurement date errors is a remote possibility.
Evaluation of Effectiveness of Disclosure Controls and Procedures
          Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of October 1, 2006, the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported on a timely basis and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
          As a result of the review of our past stock option granting practices and the related restatement, our management, including our CEO and CFO, concluded that we had control deficiencies in our measurement date determination process that represented material weaknesses in our internal control over financial reporting prior to 2005. The measurement date determination errors occurred because there were not processes in place to ensure that all required corporate granting actions were completed by the stated grant date. However, based on our evaluation as of October 1, 2006, our CEO and CFO have concluded that we have remediated the material weakness discussed above in internal control over financial reporting related to stock option granting practices and our disclosure controls and procedures were effective at the reasonable assurance level as of October 1, 2006.

Inherent Limitations of Internal Controls
          Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:
•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
Management does not expect that our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Changes in Internal Control over Financial Reporting
          There were no significant changes to our internal controls during the quarter ended October 1, 2006, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Legal Proceedings Related to Stock Options
          In re Actel Derivative Litigation, 5:06-cv-05352-JW
          On August 30, 2006, a shareholder derivative action was filed in the United States District Court for the Northern District of California, entitled Frank Brozovich v. John C. East, et al., 06-cv-05352-JW, against certain of our former and current officers and directors alleging that the individual defendants violated Section 10(b)/Rule 10b-5 of the Securities Exchange Act of 1934 (the “Exchange Act”), breached their fiduciary duties, and were unjustly enriched in connection with the timing of stock option grants from 1996 to 2001. In addition, on November 2, 2006, a second nearly identical shareholder derivative complaint, entitled Samir Younan v. John C. East, et al., 5:06-cv-06832-JW, was filed in the same court. Younan alleged further causes of action in connection with the timing of stock option grants from 1994 to 2000, including violations of Sections 14(a) and 20(a) of the Exchange Act, and violation of California Corporation Code Section 25402. On January 10, 2007, these cases were consolidated as In re Actel Derivative Litigation, 5:06-cv-05352-JW and plaintiffs Younan and Brozovich were appointed lead plaintiffs. Plaintiffs filed a consolidated complaint on February 9, 2007. The consolidated complaint alleges causes of action in connection with the timing of stock option grants from 1996 to 2002, including violations of Sections 10(b), 14(a), and 20(a) of the Exchange Act, breach of fiduciary duty, accounting, unjust enrichment, and violation of California Corporation Code Section 25402. Actel is named solely as a nominal defendant against which no recovery is sought. The Company and the individual defendants intend to defend these cases vigorously.
          SEC Informal Inquiry
          By a letter dated November 2, 2006, we were informed by the SEC’s Office of Enforcement that it was conducting an informal inquiry to determine whether there had been violations of the federal securities laws. The letter asked us to produce (i) spreadsheets identifying all stock options granted to any of our employees or members of the Board of Directors since January 1, 1997; (ii) documents constituting our policies, practices, and procedures for granting stock options during such period; and (iii) public disclosures of our policies, practices, and procedures and how we accounted for stock option grants during such period. We voluntarily produced the requested documents and the Special Committee and its independent counsel periodically apprised the SEC’s Office of Enforcement staff on the status of the independent investigation. By a letter dated May 23, 2007, we were informed by the SEC’s Office of Enforcement staff that it had closed its file and would not recommend any enforcement action by the SEC.
          The Nasdaq Stock Market Proceedings, Docket NQ 5272N-06
          On November 13, 2006, we received notice from The Nasdaq Stock Market (“Nasdaq”) of a staff determination that we were not in compliance with the requirement for continued listing set forth in Nasdaq Marketplace Rule 4310(c)(14). Under that Rule, listed companies must file with the SEC all required reports. Our noncompliance was a result of the ongoing stock option review and our related failure to file with the SEC a Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2006. On January 3, 2007, we received an additional staff determination notice that we were not in compliance with the requirement for continued listing set forth in Nasdaq Marketplace Rules 4350(e) and 4350(g). Under those Rules, listed companies must hold an annual meeting of shareholders, solicit proxies, and provide proxy statements to Nasdaq. Our noncompliance was a result of the ongoing review and related failure to hold an annual shareholder meeting in 2006.
          We appealed the Nasdaq staff’s determinations at a hearing held on January 11, 2007. On February 16, 2007, a Nasdaq Listing Qualifications Panel (the “Panel”) determined to continue our listing and grant our request for an extension until May 17, 2007, to file our delinquent filings and any required financial restatements and to hold our annual meeting, subject to us providing the Panel with either a copy of the Special Committee’s final investigatory report or a written submission regarding the Special Committee’s final investigatory results. On March 16, 2007, we provided the Panel with the required written submission. On March 20, 2007, we received an additional staff determination notice relating to our failure to file with the SEC an Annual Report on Form 10-K for the fiscal year ended December 31, 2006. On May 18, 2007, the Panel determined to delist our securities, but stayed the suspension pending further action by the Nasdaq Listing and Hearing Review Council (“Listing Council”).
          On April 2, 2007, the Listing Council called the Panel’s decision for review and determined to stay the Panel’s decision pending further action by the Listing Council. The Nasdaq Listing Qualifications Department provided the Listing Council with an updated qualifications summary sheet on June 26, 2007, and we submitted additional information to the Listing Council on June 29, 2007. On May 15, 2007, we received an additional staff determination notice relating to our failure to file with the SEC a Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2007. On August 13, 2007, we received an additional staff determination notice relating to our failure to timely file with the SEC a Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2007. On August 23, 2007, the Listing Counsel granted us an extension until October 22, 2007, to demonstrate compliance with all continued listing requirements.
          As we requested on October 9, 2007, the Nasdaq Board of Directors (the “Nasdaq Board”) on October 17, 2007, called for review the August 23, 2007, decision of the Listing Council, and stayed the suspension of our securities from trading, pending further consideration by the Nasdaq Board. On November 9, 2007, the Nasdaq Board granted us an extension until January 9, 2008, to file all delinquent periodic reports necessary to regain compliance with the filing requirement contained in Rule 4310(c)(14). On November 13, 2007, we received an additional staff determination notice relating to our failure to timely file with the SEC a Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007. As we requested on January 4, 2008, the Nasdaq Board on January 8, 2008, granted us an extension until February 20, 2008, to file all delinquent periodic reports necessary to regain compliance with the filing requirement contained in Rule 4310(c)(14). We have filed this Quarterly Report on Form 10-Q and, concurrent with this filing, our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, with the SEC as part of our initial effort to resume timely reporting and meet Nasdaq’s continued listing requirements.
Item 1A. Risk Factors
          Before deciding to purchase, hold, or sell our Common Stock, you should carefully consider the risks described below in addition to the other cautionary statements and risks described elsewhere, and the other information contained, in this Quarterly Report on Form 10-Q and subsequent reports on Forms 10-K, 10-Q and 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs with material adverse effects on us, our business, financial condition, and results of operations could be seriously harmed. In that event, the market price for our Common Stock will likely decline and you may lose all or part of your investment.
Risks Related to the Investigation of Past Stock Option Practices and the Related Restatement of our Prior Financial Results
          Since September 2006, we have been working to resolve issues associated with our stock option practices and accounting. A Special Committee of our Board of Directors (“Special Committee”), with the assistance of independent legal counsel, conducted an extensive review of our stock option practices covering the time from January 1996 through December 2006. The Special Committee concluded that there was inadequate documentation supporting the recorded measurement dates for each of our company-wide annual grants during the period 1996-2001; that there were a number of other grants during the 1996-2001 period for which there was inadequate documentation supporting the recorded measurement dates, including some executive grants and grants to new employees in connection with corporate acquisitions; and that, beginning in 2002, documentation relating to annual and other grants improved substantially, although some minor errors occurred thereafter in the form of corrections or adjustments to grant allocations after the recorded measurement dates. In addition to these awards, we subsequently concluded that there was inadequate documentation supporting the recorded measurement date for four of our company-wide grants during the period 2002-2004, and for one stock option grant in the period from our initial public offering in August 1993 through December 1995. As a result, we determined that we had unrecorded non-cash equity-based compensation charges associated with our equity incentive plans for the period 1994 through 2006. Since these charges were material to our financial statements for the years 1994 through 2005, we are restating our historical financial statements to record additional non-cash charges for stock-based compensation expense.
          Our historical stock option granting practices and the restatement of our financial statements have exposed us to civil litigation claims and regulatory proceedings, and may expose us to future civil litigation claims, regulatory proceedings, government inquiries, and enforcement actions, that could burden Actel and have a materially adverse effect on our financial condition, business, results of operations, and/or cash flows.
          Our past stock option granting practices and the restatement of our prior financial statements have exposed and may continue to expose us to greater risks associated with litigation. As described in Part I, Item 3, “Legal Proceedings,” a complaint and two amended complaints have been filed in the United States District Court for the Northern District of California derivatively on our behalf against certain of our current and former officers and Directors related to certain stock option grants that were allegedly backdated. We may become subject to additional private lawsuits related to our past stock option granting practices or the restatement of our prior financial statements. The expenses associated with the lawsuit(s) may be significant, the amount of time to resolve and the resolution of the lawsuit(s) is unpredictable, and defending the lawsuit(s) may divert management’s attention from the day-to-day operations of our business, any of which could have a materially adverse effect on our financial condition, business, results of operations, and/or cash flows.
          In addition, our past stock option granting practices and the restatement of our prior financial statements have exposed and may continue to expose us to greater risks associated with regulatory proceedings and government inquiries and enforcement actions. As described in Part I, Item 3, “Legal Proceedings,” the SEC initiated an informal inquiry into our historical stock option granting practices and closed its file without recommending any enforcement action by the SEC. Any future government inquiries, investigations, or actions could require us to expend significant management time and incur significant legal and other expenses, and could result in civil and criminal actions seeking, among other things, injunctions against us and the payment of significant fines and penalties by us, any of which could have a materially adverse effect on our financial condition, business, results of operations, and/or cash flows.
          We have not been in compliance with The Nasdaq Stock Market’s continued listing requirements and remain subject to the risk of our stock being delisted from The Nasdaq Global Select Market, which would have a materially adverse effect on us and our shareholders.
          Due to the Special Committee investigation and resulting restatements, we failed to file a Quarterly Report on Form 10-Q for the third fiscal quarter of 2006, which ended on October 1; an Annual Report on Form 10-K for the 2006 fiscal year, which ended on December 31; a Quarterly Report on Form 10-Q for the first fiscal quarter of 2007, which ended on April 1; a Quarterly Report on Form 10-Q for the second fiscal quarter of 2007, which ended on July 1; and the third fiscal quarter of 2007, which ended on September 30, 2007. As a result, and as described in Part I, Item 3, “Legal Proceedings,” we were not in compliance with the filing requirements for continued listing on The Nasdaq Global Select Market as set forth in Marketplace Rule 4310(c)(14) and were subject to delisting from The Nasdaq Global Select Market. With the filing of this Quarterly Report on Form 10-Q for the third fiscal quarter of 2006, our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and following the filing of our Quarterly Report on Form 10-Q for the first, second, and third fiscal quarters of 2007, we believe we will have remedied our non-compliance with Marketplace Rule 4310(c)(14), subject to Nasdaq’s affirmative completion of its compliance protocols and its notification to us accordingly. If, however, we do not file our Quarterly Report on Form 10-Q for the first, second, and third fiscal quarters of 2007 or Nasdaq does not concur that we are in compliance with the applicable listing requirements, our Common Stock may be delisted from The Nasdaq Global Select Market and it would be uncertain when, if ever, our Common Stock would be relisted. If a delisting were to occur, the price of our Common Stock and the ability of our shareholders to trade in our Common Stock could be adversely affected and, depending on the duration of the delisting, some institutions whose charters disallow holding securities in unlisted companies might sell our shares, which could have a further adverse effect on the price of our Common Stock.
          The process of restating our financial statements, making the associated disclosures, and complying with SEC requirements are subject to uncertainty and evolving requirements.
          We believe our filings comply with all applicable requirements. Nevertheless, the issues surrounding our historical stock option grant practices are complex and the regulatory guidelines or requirements continue to evolve. There can be no assurance that further SEC or other requirements will not evolve or that we will not be required to further amend this or other filings. In addition to the cost and time to amend financial reports, such amendments may have a materially adverse effect on investors and the price of our Common Stock and could result in a delisting of our Common Stock from The Nasdaq Global Select Market.
          A number of our current and former executive officers and Directors have been named as parties to a derivative action lawsuit related to our historical stock option grant practices, and there is a possibility of additional civil litigation claims, regulatory proceedings, government inquiries, and enforcement actions, any of which could result in significant legal expenses.
          Certain of our current and former officers and Board members are subject to a lawsuit purportedly filed on our behalf, they may become subject to additional private lawsuits. Although we are not aware of any current or former officer or Board member that is currently the subject of any government inquiry, investigation, or action, they could be the subject of future government inquiries, investigations, or other actions related to our historical stock option grant practices. Subject to certain limitations, we are obligated to indemnify our current and former Directors, officers, and employees in connection with the investigation of our historical stock option practices and the pending lawsuit, as well as any future civil litigation claims and government inquiries, investigations or actions. The expenses associated with such matters could have a materially adverse effect on our financial condition, business, results of operations and cash flows.

Risks Related to Our Failure to Meet Expectations
          Our quarterly revenues and operating results are subject to fluctuations resulting from general economic conditions and a variety of risks specific to Actel or characteristic of the semiconductor industry, including booking and shipment uncertainties, supply problems, and price erosion. These and other factors make it difficult for us to accurately project quarterly revenues and operating results, which may fail to meet our expectations. When we fall short of our quarterly revenue expectations, our operating results will probably also be adversely affected because the majority of our expenses are fixed and therefore do not vary with revenues. Any failure to meet expectations could cause our stock price to decline significantly.
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
          As is also common in the semiconductor industry, our independent wafer suppliers from time to time experience lower than anticipated yields of usable die. Wafer yields can decline without warning and may take substantial time to analyze and correct, particularly for a company like Actel that utilizes independent facilities, almost all of which are offshore. Yield problems are most common at new foundries, particularly when new technologies are involved, or on new processes or new products, particularly new products on new processes. Our FPGAs are also manufactured using customized processing steps, which may increase the incidence of production yield problems as well as the amount of time needed to achieve satisfactory, sustainable wafer yields on new processes and new products. In addition, if we discover defects or other errors in a new product that require us to “re-spin” some or all of the product’s mask set, we must expense the photomasks that are replaced. This type of expense is becoming more significant as the cost and complexity of photomask sets continue to increase. Lower than expected yields of usable die or other unanticipated increases in the cost of our products could reduce our gross margin, which would adversely affect our quarterly operating results. In addition, in order to win designs, we generally must price new products on the assumption that manufacturing cost reductions will be achieved, which often do not occur as soon as expected. The failure to achieve expected manufacturing or other cost reductions during a quarter could reduce our gross margin, which would adversely affect our quarterly operating results.
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
          In preparing our financial statements in conformity with accounting principles generally accepted in the United States, we must make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosure of contingent assets and liabilities. The most difficult estimates and subjective judgments that we make concern income taxes, inventories, legal matters and loss contingencies, revenues, and stock-based compensation expense. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates. If these estimates or their related assumptions change, our operating results for the periods in which we revise our estimates or assumptions could be adversely and perhaps materially affected.
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
Risks Related to Defective Product
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
          During 2003, several U.S. government contractors reported a small percentage of functional failures in our RTSX-S and SX-A antifuse devices manufactured on a 0.25 micron antifuse process at the original manufacturer of those FPGAs. During 2004, The Aerospace Corporation (Aerospace) proposed a series of experiments to test various hypotheses on the root cause of the failures and to generate reliability data that could be used by space industry participants in deciding whether or not to launch spacecraft with RTSX-S FPGAs that were already integrated. Also during 2004, we announced the availability of RTSX-SU devices from UMC; Aerospace and Actel each recommended that customers switch to UMC-manufactured RTSX-SU devices if their schedules permitted; and we offered to accept RTSX-S parts from the original manufacturer in exchange for RTSX-SU parts. By the fourth quarter of 2004, most customers had decided to switch to RTSX-SU devices. Utilizing all of the available data, Aerospace calculated a failure in time (FIT) rate for our RTSX-SU devices manufactured at UMC of 13 to 34 (depending on the definition of failure) for an average design, mission life, and amount of screening time. A FIT is one failure per billion device-hours, so if a group of devices has a FIT rate of 13 to 34, the customer should expect between 13 and 34 failures per billion device-hours. A billion hours is more than 114 centuries. On February 15, 2006, Aerospace brought to a close the regular meeting of space industry participants on this matter, although testing has continued.
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
Risks Related to New Products
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
          When entering a new market, the first-mover typically faces the greatest market and technological challenges. To be successful in the PSC market and realize the advantages of being the initial entrant, we need to understand the market, the competition, and the value proposition that we are bringing to potential customers; identify the early adopters and understand their buying process, decision criteria, and support requirements; and select the right sales channels and provide the right customer service, logistical, and technical support, including training. Any or all of these may be different for the PSC market than for the value-based or system-critical FPGA markets. Meeting these challenges is a top priority for Actel generally and for our sales and marketing organizations in particular. Our failure to meeting these challenges could have a materially adverse effect on our business, financial condition, and/or operating results.
          Numerous factors can cause the development or introduction of new products to fail or be delayed.
          To develop and introduce a product, we must successfully accomplish all of the following:
•	anticipate future customer demand and the technology that will be available to meet the demand;

•	define the product and its architecture, including the technology, silicon, programmer, IP, software, and packaging specifications;

•	obtain access to advanced manufacturing process technologies;

•	design and verify the silicon;

•	develop and release evaluation software;

•	layout the FPGA and other functional blocks along with the circuitry required for programming;

•	integrate the FPGA block with the other functional blocks;

•	simulate (i.e., test) the design of the product;

•	tapeout the product (i.e., compile a database containing the design information about the product for use in the preparation of photomasks);

•	generate photomasks for use in manufacturing the product and evaluate the software;

•	manufacture the product at the foundry;

•	verify the product; and

•	qualify the process, characterize the product, and release production software.
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

Risks Related to Competitive Disadvantages
          The semiconductor industry is intensely competitive. Our competitors include suppliers of hard-wired ASICs, CPLDs, and FPGAs. Our biggest direct competitors are Xilinx, Altera, and Lattice, all of which are suppliers of CPLDs and SRAM-based FPGAs; and QuickLogic, a supplier of antifuse-based FPGAs. Altera and Lattice have announced the development of FPGAs manufactured on embedded Flash processes. In addition, we face competition from suppliers of logic products based on new or emerging technologies. While we seek to monitor developments in existing and emerging technologies, our technologies may not remain competitive. We also face competition from companies that specialize in converting our products into hard-wired ASICs.
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
Risks Related to Events Beyond Our Control
          Our performance is subject to events or conditions beyond our control, and the performance of each of our foundries, suppliers, subcontractors, distributors, agents, and customers is subject to events or conditions beyond their control. These events or conditions include labor disputes, acts of public enemies or terrorists, war or other military conflicts, blockades, insurrections, riots, epidemics, quarantine restrictions, landslides, lightning, earthquakes, fires, storms, floods, washouts, arrests, civil disturbances, restraints by or actions of governmental bodies acting in a sovereign capacity (including export or security restrictions on information, material, personnel, equipment, or otherwise), breakdowns of plant or machinery, and inability to obtain transport or supplies. These events or conditions could impair our operations, which may have a materially adverse effect on our business, financial condition, and/or operating results.

          Our operations and those of our partners are located in areas subject to volatile natural, economic, social, and political conditions.
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
Risks Related to Dependence on Third Parties
          We rely heavily on, but generally have little control over, our independent foundries, suppliers, subcontractors, and distributors, whose interests may diverge from our interests
          Our independent wafer manufacturers may be unable or unwilling to satisfy our needs in a timely manner, which could harm our business.
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
          In 2006, sales made through distributors accounted for 77% of our net revenues, compared with 64% for 2005. Our distributors offer products of several different companies, so they may reduce their efforts to win new designs or sell our products or give higher priority to other products. This is particularly a concern with respect to any distributor that also sells products of our direct competitors. A reduction in design win or sales effort, termination of relationship, failure to pay for products, or discontinuance of operations because of financial difficulties or for other reasons by one or more of our current distributors could have a materially adverse effect on our business, financial condition, and/or operating results.
          Distributor contracts generally can be terminated on short notice.
          Although we have contracts with our distributors, the agreements are terminable by either party on short notice. We consolidated our distribution channel in 2001 by terminating our agreement with Arrow Electronics, Inc., which accounted for 13% of our net revenues in 2001. On March 1, 2003, we again consolidated our distribution channel by terminating our agreement with Pioneer-Standard Electronics, Inc., which accounted for 26% of our net revenues in 2002, after which Unique Technologies, Inc. (Unique), a sales division of Memec, was our sole distributor in North America. Unique accounted for 33% of our net revenues in 2004. During 2005, Avnet acquired Memec, after which Avnet became our sole distributor in North America. Avnet accounted for 40% of our net revenues in 2006. Even though Xilinx is Avnet’s biggest line, our transition from Unique to Avnet was generally satisfactory. The loss of Avnet as a distributor, or a significant reduction in the level of design wins or sales generated by Avnet, could have a materially adverse effect on our business, financial condition, and/or operating results.
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

Risk Related to the Conduct of International Business
          Unlike our older RTSX-S and RTSX-SU space-grade FPGAs, our new RTAX-S space-grade FPGAs are subject to the International Traffic in Arms Regulations (ITAR), which is administered by the U.S. Department of State. ITAR controls not only the export of RTAX-S FPGAs, but also the export of related technical data and defense services as well as foreign production. While we believe that we have obtained and will continue to obtain all required licenses for RTAX-S FPGA exports, we have undertaken corrective actions with respect to the other ITAR controls and are implementing improvements in our internal compliance program. If the corrective actions and improvements were to fail or be ineffective for a prolonged period of time, it could have a materially adverse effect on our business, financial condition, and/or operating results. In addition, the fact that our new RTAX-S space-grade FPGAs are ITAR-controlled may make them less attractive to foreign customers, which could also have a materially adverse effect on our business, financial condition, and/or operating results.
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
          Sales to customers outside North America accounted for 49% of net revenues in 2006 (compared with 44% in 2005), and we expect that international sales will continue to represent a significant portion of our total revenues. International sales are subject to the risks described above as well as generally longer payment cycles, greater difficulty collecting accounts receivable, and currency restrictions. We also maintain foreign sales offices to support our international customers, distributors, and sales representatives, which are subject to local regulation. In addition, international sales are subject to the export laws and regulations of the United States and other countries. Changes in United States export laws that require us to obtain additional export licenses sometimes cause significant shipment delays. Any future restrictions or charges imposed by the United States or any other country on our international sales or sales offices could have a materially adverse effect on our business, financial condition, and/or operating results.
Risk Related to Economic and Market Fluctuations
          We have experienced substantial period-to-period fluctuations in revenues and operating results due to conditions in the overall economy, in the general semiconductor industry, in our major markets, and at our major customers. We may again experience these fluctuations, which could be adverse and may be severe.
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
          We estimate that sales of our products to customers in the military and aerospace industries, which carry higher overall gross margins than sales of products to other customers, accounted for 34% of our net revenues for 2006 compared with 41% for 2005, 36% for 2004 and 2003, and 26% for 2001. In general, we believe that the military and aerospace industries have accounted for a significantly greater percentage of our net revenues since the introduction of our Rad Hard FPGAs in 1996 and our Rad Tolerant FPGAs in 1998. Any further downturn in the military and aerospace market could have a materially adverse effect on our revenues and/or operating results.

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
          Our revenues and/or operating results may be adversely affected by future downturns at any of our major customers.
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
          Any acquisition we make may harm our business, financial condition, and/or operating results.
          We have a mixed history of success in our acquisitions. For example:
•	In 1999, we acquired AGL for consideration valued at $7.2 million. We acquired AGL for technology used in the unsuccessful development of an SRAM-based FPGA.

•	In 2000, we acquired Prosys Technology, Inc. (Prosys) for consideration valued at $26.2 million. We acquired Prosys for technology used in our VariCore FPGA logic core, which was introduced in 2001 but for which no market emerged.

•	Also in 2000, we completed our acquisition of GateField for consideration valued at $45.7 million. We acquired GateField for its Flash technology and ProASIC FPGA family. We introduced the second-generation ProASIC PLUS product family in 2002 and the third-generation ProASIC3/E families in 2005. We also introduced the Flash-based Actel Fusion PSC in 2005. Actel is currently the only company offering FPGAs with a nonvolatile, reprogrammable architecture.
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
Risks Related to Changing Rules and Practices
          Pending or new accounting pronouncements, corporate governance or public disclosure requirements, or tax regulatory rulings could have an impact, possibly material and adverse, on our business, financial condition, and/or operating results. Any change in accounting pronouncements, corporate governance or public disclosure requirements, or taxation rules or practices, as well as any change in the interpretation of existing pronouncements, requirements, or rules or practices, may call into question our SEC or tax filings and could affect our reporting of transactions completed before the change.
          Changes in accounting for equity compensation adversely affected our operating results and may adversely affect our ability to attract and retain employees.
          In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment: An Amendment of FASB Statements No. 123 and 95.” SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and instead requires companies to recognize compensation expense using a fair-value based method for costs related to share-based payments, including stock options and employee stock purchase plans. We implemented the standard in the fiscal year that began January 2, 2006, and the adoption of SFAS No. 123(R) had a material effect on our consolidated operating results and earnings per share.
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
          Compliance with the Sarbanes-Oxley Act of 2002 and related corporate governance and public disclosure requirements have resulted in significant additional expense.
          Changing laws, regulations, and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new SEC regulations and Nasdaq National Market rules, have resulted in significant additional expense. We are committed to maintaining high standards of corporate governance and public disclosure, and therefore have invested the resources necessary to comply with the evolving laws, regulations, and standards. This investment has resulted in increased general and administrative expenses as well as a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations, and standards differ from the activities intended by regulatory or governing bodies, we might be subject to lawsuits or sanctions or investigation by regulatory authorities, such as the SEC or The Nasdaq National Market, and our reputation may be harmed.
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
          Our failure to resolve any claim of infringement could result in litigation or arbitration. During 2006, we were involved with BTR in an arbitration, which settled on March 16, 2007, with Zilog in litigation, which settled on June 11, 2007. In addition, we have agreed to defend our customers from and indemnify them against claims that our products infringe the patent or other intellectual rights of third parties. All litigation and arbitration proceedings, whether or not determined in our favor, can result in significant expense and divert the efforts of our technical and management personnel. In the event of an adverse ruling in any litigation or arbitration involving intellectual property, we could suffer significant (and possibly treble) monetary damages, which could have a materially adverse effect on our business, financial condition, and/or operating results. We may also be required to discontinue the use of infringing processes; cease the manufacture, use, and sale or licensing of infringing products; expend significant resources to develop non-infringing technology; or obtain licenses under patents that we are infringing. In the event of a successful claim against us, our failure to develop or license a substitute technology on commercially reasonable terms could also have a materially adverse effect on our business, financial condition, and/or operating results.
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
          The stock markets broadly, technology companies generally, and our Common Stock in particular have experienced extreme price and volume volatility in recent years. Our Common Stock may continue to fluctuate substantially on the basis of many factors, including:
•	quarterly fluctuations in our financial results or the financial results of our competitors or other semiconductor companies;

•	changes in the expectations of analysts regarding our financial results or the financial results of our competitors or other semiconductor companies;

•	announcements of new products or technical innovations by Actel or by our competitors; or

•	general conditions in the semiconductor industry, financial markets, or economy.
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

Date: January 21, 2008
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