Form 10-K
period 2006-12-31
ACTEL CORP
filed 2008-01-22
CIK 907687

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

Securities registered pursuant to Section 12(b) of the Act:
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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fourth fiscal quarter: $337,300,407

Note. — If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 26,496,497 shares of Common Stock outstanding as of January 16, 2008.

In this Annual Report on Form 10-K, Actel Corporation and its consolidated subsidiaries are referred to as “we,” “us,” “our,” or “Actel.” You should read the information in this Annual Report with the Risk Factors in Item 1A. Unless otherwise indicated, the information in this Annual Report is given as of January 21, 2008, and we undertake no obligation to update any of the information, including forward-looking statements. All forward-looking statements are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements containing words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “seeks,” and variations of such words and similar expressions are intended to identify the forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements due to the risks identified in the Risk Factors or for other reasons.

Explanatory Note Regarding Restatements

This Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (“2006 Form 10-K”), includes restatements of the following previously-filed financial statements and data (and related disclosures): (i) our consolidated balance sheet as of January 1, 2006, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the fiscal years ended January 1, 2006 and January 2, 2005; (ii) our selected financial data as of and for the fiscal years ended January 1, 2006, January 2, 2005, January 4, 2004, and January 5, 2003, (iii) our management’s discussion and analysis of financial condition and results of operations as of and for the fiscal years ended January 1, 2006 and January 2, 2005, and (iv) our unaudited quarterly financial information for the first two quarters in the fiscal year ended December 31, 2006, and for all four quarters in the fiscal year ended January 1, 2006. We also recorded adjustments affecting previously-reported financial statements for fiscal years 1994 through 2003, the effects of which are summarized in cumulative adjustments to additional paid-in capital, deferred stock-based compensation, and retained earnings as of January 4, 2004. All restatements are a result of an independent stock option investigation conducted by a Special Committee of our Board of Directors and additional reviews conducted by our management. See below and Note 2, “Restatements of Consolidated Financial Statements,” to the Consolidated Financial Statements, and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a detailed discussion of the effect of the restatement.

Financial information included in our reports on Form 10-K, Form 10-Q, and Form 8-K filed with the Securities and Exchange Commission (“SEC”) before January 18, 2007, and the related opinions of our independent registered public accounting firm, and all of our earnings press releases and similar communications issued before January 18, 2007, should not be relied upon and are superseded in their entirety by this 2006 Form 10-K and our other reports on Form 10-Q and Form 8-K filed with the SEC on or after January 18, 2007.

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

For explanatory purposes and to assist in analysis of our consolidated financial statements, the impact of the stock option and other adjustments that were affected by the restatement are summarized below (in thousands):

	Adjustment to				Other
	Stock-Based				Deferred
	Compensation			Subtotal	Revenue	Other
	Expense	Other	Adjustment to	Stock-Based	Adjustments	Adjustments-	Adjustment to
	Associated	Adjustments	Payroll	Compensation	Associated	-Other	Income	Total
	with	to Stock-Based	Tax	Expense and	with	Income and	Tax	Restatement
	Remeasured	Compensation	Expense	Payroll	European	Expense	Expense	Expense
Fiscal Year	Grants	Expense	(Benefit)	Taxes	Distributor	Charges(1)	(Benefit)	(Benefit)

1994	$—	$60	$—	$60	$—	$—	$(24)	$36
1995	205	27	—	232	—	—	(73)	159
1996	539	42	6	587	—	—	(175)	412
1997	823	32	23	878	—	—	(262)	616
1998	937	35	18	990	—	—	(307)	683
1999	814	12	105	931	—	—	(242)	689
2000	2,574	92	347	3,013	(1,528)	—	(436)	1,049
2001	5,455	485	88	6,028	(100)	(17)	(2,111)	3,800
2002	2,810	(73)	93	2,830	203	(31)	(953)	2,049
2003	2,155	1,687	181	4,023	—	20	(1,370)	2,673

Cumulative through January 4, 2004	16,312	2,399	861	19,572	(1,425)	(28)	(5,953)	12,166
2004	950	(604)	(312)	34	100	(463)	(51)	(380)
2005	186	(431)	(91)	(336)	338	12	(14)	—

Total	$17,448	$1,364	$458	$19,270	$(987)	$(479)	$(6,018)	$11,786

(1)	Reflects mark to market adjustments relating to $1.0 million of awards originally charged to stock-based compensation which were subsequently classified as liability awards following the termination of employment.

PART I

ITEM 1.	BUSINESS

The leading supplier of nonvolatile field-programmable gate arrays (FPGAs), Actel Corporation designs, develops, and markets Flash- and antifuse-based FPGAs for a wide range of applications in the aerospace, automotive, avionics, communications, consumer, industrial, medical, and military markets. In support of our FPGAs, we also offer design and development software and tools, intellectual property (IP) cores, programming hardware, starter kits, and a variety of services. We sell our products globally through a worldwide, multi-tiered sales and distribution network.

The company was founded and incorporated in California in 1985. Actel’s common stock trades on the NASDAQ Global Market under the symbol ACTL. Our corporate headquarters are located at 2061 Stierlin Court, Mountain View, Calif., 94043, and our Website address is www.actel.com.

We provide access free of charge through a link on our Web site to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, as well as amendments to those reports, as soon as reasonably practicable after the reports are electronically filed with or furnished to the Securities and Exchange Commission (SEC). The Actel, Actel Fusion, Axcelerator, EPGA, FlashLock, FuseLock, Libero, ProASIC, ProASIC PLUS, and VariCore names and logos are registered trademarks of Actel. This Annual Report also includes unregistered trademarks of Actel as well as registered and unregistered trademarks of other companies.

Industry Overview

Three principal types of integrated circuits (ICs) are used in nearly every electronic system: processors, which are used for control and computing tasks; memory devices, which are used to store program instructions and data; and logic devices, which are used to adapt these processing and storage capabilities to a specific application.

The logic market is highly fragmented and includes application-specific integrated circuits (ASICs). Programmable logic devices (PLDs) are one type of ASIC, and FPGAs are one type of PLD. While all of these devices are competitive, price, performance, reliability, power consumption, security, density, features, ease of use, and time to market determine the degree to which the devices compete for specific applications.

ASICs other than PLDs are customized for use in a specific application at the time they are manufactured. Because they are “hard wired,” they cannot be modified after they are manufactured, thereby subjecting them to the risk of inventory obsolescence if the system manufacturer changes the logic design. These devices generally have longer development times and greater development costs than their programmable alternatives. The advantages of hard-wired ASICs are high capacity, high density, high speed, and low cost in production volumes.

FPGAs and other PLDs, on the other hand, are manufactured as standard components and customized “in the field,” allowing the same device type to be used for many different applications. Using software tools, users can program their design directly into an FPGA, resulting in lower development costs and inventory risks, shorter design cycles, and faster time-to-market.

Technology

To a large extent, the characteristics of an FPGA are dictated by the technology used to make the device programmable. Devices based on nonvolatile Flash or antifuse programming elements, which are offered only by Actel, offer consistent single-chip, low-power, live-at-power-up, security, and neutron-immunity advantages over volatile devices based on static-random access memory (SRAM) technology.

• Single Chip

Unlike volatile SRAM-based FPGAs, Actel’s nonvolatile FPGAs do not require additional system components, such as configuration serial nonvolatile memory (EEPROM) or a Flash-based microcontroller, to configure the device at every system power-up. By eliminating the support devices required by volatile SRAM-based FPGAs, Actel’s nonvolatile single-chip FPGAs reduce the direct costs of the bill of materials (BOM). In addition, the nonvolatile Flash- and antifuse-based FPGAs lower associated total system costs by reducing design complexity, increasing reliability, and simplifying materials management.

• Low Power

Among the primary FPGA technologies, only Flash and antifuse have power characteristics similar to hard-wired ASICs, making them an appropriate choice for battery-operated and other power-sensitive applications. All of our devices have low static and dynamic power consumption and our Flash devices also support sleep and standby modes of operation to maximize power savings. Unlike alternative FPGA technologies, our devices do not exhibit power-on current surges or no high-current transitions

• Live At Power-Up

Our nonvolatile devices are live at power-up (LAPU). As soon as system power is applied to the board and normal operating specifications are achieved, our devices are working. The LAPU feature greatly simplifies total system design and often allows for the removal of expensive power-sequencing, voltage-monitor, and brownout-detection devices from the board. Simplifying the system design reduces total system cost and design risk while increasing system reliability and improving system initialization time.

• Security

Secure systems and ultimately the underlying silicon technologies are becoming increasingly vital in preventing corruption, intrusion, and ultimately the theft of valuable IP. Once programmed, our nonvolatile single-chip FPGAs retain configuration indefinitely without requiring an external configuration device. With no bitstream susceptible to interception, our nonvolatile solutions eliminate the potential for in-system errors or data erasures that might occur during download. For our Flash-based devices, we offer the Actel FlashLock® feature, which provides a unique combination of reprogrammability and design security without external overhead. Our Flash-based devices with AES-based security allow for secure, remote field updates of both system design and Flash memory content. For our antifuse-based FPGAs, we offer the Actel FuseLock feature, which ensures that unauthorized users will not be able to read back the contents of our FPGA.

• Firm Error Immunity

Independent radiation testing has confirmed that our Flash- and antifuse-based FPGAs are not subject to configuration upsets caused by high-energy neutrons naturally generated in the earth’s atmosphere. The testing also determined that SRAM-based FPGAs are vulnerable to neutron-induced configuration loss not only under high-altitude conditions, as traditionally believed, but also in ground-based applications. The energy of the collision can change the state of the SRAM FPGA’s configuration cell and thereby cause an unpredictable change in FPGA functionality. Impossible to prevent in SRAM FPGAs, these errors can result in failure-in-time (FIT) rates in the thousands and complete system failures.

Strategy

Our strategy is to offer innovative solutions to markets in which our nonvolatile technologies have an inherent competitive advantage.

• Value-Based Market

We expect that the value-based, sub-$10 market will be the fastest growing segment of the FPGA market. With low prices, high densities and performance, and an ASIC-like design flow, the Actel ProASIC3 and IGLOO families offer solutions for a broad range of cost-sensitive applications, including those traditionally served by hard-wired ASICs. These reprogrammable solutions combine the low-cost, low-power, nonvolatile single-chip advantages of hard-wired ASICs with the fast time-to-market and low development-cost advantages typically associated with FPGAs.

• Programmable System Chip (PSC) Market

Electronic system manufacturers are continuing to demand greater flexibility, reliability, and performance as well as lower power, board space, and total system cost. This has put increasing pressure on chip makers to integrate analog, processor, programmable logic, and nonvolatile memory circuits in a single programmable system chip (PSC). As a result, analog, processor, and hard-wired ASIC suppliers are moving to add configurability to their product lines, and PLD suppliers are moving to integrate analog, processor, and Flash memory into their products. In this race to develop PSC solutions, PLD suppliers have an advantage because programmable logic historically has been the most difficult of these technologies to master and the integration of analog and Flash memory has already been proven in processor and hard-wired ASIC technologies. We address this market with our Actel Fusion PSCs, which bring the benefits of true mixed-mode programmable logic to PSCs. By combining an advanced Flash FPGA core with Flash memory blocks and analog peripherals and using a fully functional on-chip soft Flash processor, the Actel Fusion devices allow designers to integrate a wide range of functionality into a single device, simplify system design, reduce total system cost, and upgrade during the production cycle or in the field. The Actel Fusion PSCs are the most comprehensive single-chip mixed-signal programmable logic solutions available today.

• System-Critical Market

Our antifuse and Flash FPGAs are reliable, secure, nonvolatile, and immune to configuration corruption caused by radiation. A well-known supplier to the aerospace and military markets, Actel brings the same benefits to designers of automotive systems and system-critical avionics, industrial, and medical applications. In addition to high reliability and design security, nonvolatility, and firm-error immunity, these benefits include low power consumption and a small, single-chip footprint.

Products

The key to our future success is the introduction of new products that address customer requirements and compete effectively with respect to price, features, and performance. Also critical are the intellectual property (IP) cores, development tools, technical support, and design services that enable our customers to implement their designs into our products.

We offer customers a range of single-chip, Flash-based solutions to address design challenges in the aerospace, automotive, avionics, communications, consumer, ,industrial, and medical markets. With densities ranging from 75,000 to 3,000,000 system gates, our reprogrammable product families highlight the inherent benefits of our nonvolatile Flash technology — low power, LAPU, security, and neutron immunity. Our Flash-based solutions include the Actel Fusion PSCs, M7 Fusion PSCs, M1 Fusion PSCs, IGLOO, ProASIC 3/E, M7 ProASIC 3/E, M1 ProASIC 3/E, ProASIC Plus, and ProASIC families.

We also offer a broad portfolio of nonvolatile antifuse-based FPGAs designed to meet the performance, power, security, and reliability requirements of the aerospace, automotive, avionics, communications, consumer, industrial, and military markets. Ranging in density from 3,000 to 4,000,000 system gates, our single-chip solutions include FPGAs qualified to commercial, industrial, military, and automotive specifications as well as radiation-tolerant and radiation-hardened devices. Spanning six process geometries, our antifuse-based solutions include the Axcelerator, eX, SX, SX-A, MX, and the legacy DX, XL, ACT 3, ACT 2, and ACT 1 families.

To meet the diverse requirements of our customers, we offer almost all our products in a variety of speed grades, package types, and/or ambient (environmental) temperature tolerances. We also offer “green,” lead-free, and RoHS-compliant packages, which provide the necessary mechanical and environmental protection while ensuring consistent reliability and performance.

A brief overview of our newer products follows. The families discussed below are currently being designed by customers into their next-generation applications. Although our more mature product families have been excluded from the discussion below, they continue to generate most of our revenues.

• Actel Fusion PSC

• World’s first mixed-signal PSC, incorporating analog functions, embedded Flash, and FPGA fabric in a single chip

• Density: 90,000 to 1,500,000 system gates

• M7-enabled devices support Actel’s CoreMP7, the only soft 32-bit ARM7 microprocessor core for FPGAs

The Actel Fusion PSC has attracted interest from a broad spectrum of customers and applications. The Fusion PSC solutions have also won several prestigious product awards, including the 2005 EDN Innovation, the 2006 IEC DesignVision, the 2005 EDN “Hot 100 Products,”, the 2006 EDN China Leading Product, and the 2006 Electron D’Or Awards. Our Fusion design team was also a finalist in the 2005 ACE Awards Design Team of the Year category.

The Actel Fusion PSC’s system-management functionality, which includes power and thermal management, data logging, and system diagnostics, gives us the opportunity to win numerous designs in high-volume applications. The Actel Fusion PSC can integrate system-management functions and provide programmable flexibility in a single chip, resulting in potential cost and space savings of 50% or more relative to current implementations. To provide templates for the customization of system management functions and to speed development time, we also offer the System Management Development Kit, a complete prototyping and development kit. In addition, we have introduced several free Fusion-based reference designs addressing the Micro Telecom Computing Architecture (MicroTCA) standard, which is related to system management.

Sample Actel Fusion PSC applications:

Automotive	Engine control units GPS navigation systems In-cab entertainment Safety systems
Communications	Handheld radios Telecom and networking line-card management Wireless base stations
Consumer	Digital cameras Home networking Multimedia entertainment systems Plasma displays Set-top boxes Smart handsets
Industrial	Instrumentation and test equipment Medical instrumentation systems Point of sale RFID infrastructure Surveillance and automation systems

• Actel IGLOO FPGAs

• The low-power, high-density reprogrammable ASIC alternative for portable applications

• Density: 30,000 to 3,000,000 system gates

Designers of portable and handheld applications are taking notice of the 5W Actel IGLOO family due to its unprecedented low power, large number of system gates, feature set, and ASIC-like design flow and methodology. The Actel IGLOO family consumes between 10 and 1,000 times less static power than the products of our competitors, setting a new standard for low power consumption. The only truly low-power FPGA solution to support 1.2V core operation, the Actel IGLOO family has several low-power modes to optimize power consumption — the Flash*Freezetm mode, a low-power active mode, and a sleep mode. The innovative IGLOO FPGA family was included on the 2006 EDN “Hot 100 Products” list.

Sample IGLOO applications:

Automotive	Personal occupancy detection systems (PODS) Rear- and side-view cameras Space- and power-constrained safety systems Telematics
Communications	Handheld radios PC card-based wideband solutions (UMTS, 3G, EDO) Wireless access points
Consumer	Digital cameras GPS devices Multimedia entertainment systems PDAs Portable gaming Smart phones
Industrial	Portable medical instruments Portable test equipment

• ProASIC 3/E FPGAs

• Third generation of single-chip, nonvolatile, reprogrammable, Flash-based FPGAs

• Density: 30,000 to 3,000,000 system gates

• M7-enabled devices support Actel’s CoreMP7, the only soft 32-bit ARM7 microprocessor core for FPGAs

Our successful ProASIC 3 devices are commercially qualified and shipping into high-volume applications to customers worldwide in the automotive, communications, consumer, industrial, and medical markets. ProASIC 3 offers designers a reprogrammable solution that combines the low-cost, low-power, nonvolatile single-chip advantages of a hard-wired ASIC with the fast time-to-market and low development-cost advantages typically associated with FPGAs.

Sample ProASIC 3/E applications:

Automotive	Engine control units GPS navigation systems In-cab entertainment Safety systems
Communications	Handheld radios Telecom and networking line-card management Wireless base stations
Consumer	Digital cameras Gaming Home networking Multimedia entertainment systems Plasma displays Set-top boxes Smart handsets
Industrial	Instrumentation and test equipment Medical instrumentation systems Point of sale RFID infrastructure Surveillance and automation systems

• RTAX-S FPGAs

• Space-grade radiation-tolerant devices with densities high enough to compete with hard-wired ASICs for space-flight sockets

• Qualified to MIL-STD 883B and QML Class Q standards and DSCC certified

• Density: 250,000 to 4,000,000 system gates

Designers utilizing our RTAX-S FPGAs value their radiation tolerance, high reliability, firm-error immunity, and high densities. The 4,000,000 system gate RTAX4000S FPGA significantly expanded the number of space applications that can be supported by our RTAX-S family,

Sample RTAX-S applications:

Aerospace and Military	Attitude and orbit control
Camera electronics
Command and data handling
Instrumentation
Management of spacecraft power and environmental controls
Propulsion system electronics
Radio communication
Sensor control
Sensor data processing
Telemetry
Medical	Imaging equipment with high exposure to radiation

Supporting Products and Services

In support of our PSC and FPGA products, we offer design and development software and tools, IP cores, programming hardware, starter kits, and a variety of services that enable our customers to implement their designs into our products.

• Design and Development Software and Tools

The Actel Libero integrated design environment (IDE) seamless integrates best-in-class design tools from Mentor Graphics, SynaptiCAD, and Synplicity with Actel-developed custom tools, such as the Actel Designer physical design solution, into a single FPGA development package. For customers who want to use their own design and verification tools, the Designer software is available as a standalone interactive design tool suite compatible with popular design entry and verification packages, including those from Cadence Design Systems, Inc., Mentor Graphics, Synopsys, Inc., and Synplicity. We also offer the CoreConsole IP Deployment Platform, which enables designers to quickly stitch IP blocks together into synthesizable register-transfer language (RTL), and Silicon Explorer, a design verification and debugging tool.

• IP Cores

Designed, optimized, and verified to work with Actel’s FPGAs, we offer more than 130 proven IP cores for aerospace, automotive, , consumer, communications, industrial, military, and networking applications. DirectCore products, which are developed and supported by Actel, and CompanionCore IP cores from third-party participants, offer designers the ability to streamline design and offer the benefits of faster time to market and reduced design costs and risks. To support embedded systems designers using our FPGAs, we offer an extensive portfolio of optimized processor solutions, including a variety of industry-standard ARM®, 8051, and LEON cores, as well as a development environment, boards,and reference designs that enable customers to get system-level products to market quickly and reduce cost and risk.

• Programming Hardware

We offer several programming options, including Silicon Sculptor 3 and the FlashPro series, for designers utilizing our nonvolatile FPGAs. Actel also has programming solutions for production design and offers volume programming services through distribution partners. Our Silicon Sculptor 3 is a high-speed, single-device programmer for all Actel devices. The compact Silicon Sculptor 3 programmer connects to a PC via USB 2.0. Up to 12 programmers can be connected to a single PC using nested USB hubs.

FlashPro 3 and FlashPro Lite are compact and cost-effective programmers for our Flash-based devices. With their in-system programming (ISP) capability, these programmers limit incompatibility problems and expensive redesign costs and offer faster time to market. FlashPro 3 supports Fusion, IGLOO, ProASIC 3, and ProASIC 3E devices and is powered from the USB port. FlashPro Lite supports ProASIC Plus devices and is powered from the target board. In addition to programmers, we offer programming adapter modules, surface-mount sockets, prototyping adapter boards, and prototyping mechanical packages, and accessories.

• Starter Kits

We offer low-cost Fusion, ProASIC3/E, ProASIC Plus and Axcelerator starter kits. Starter kits are a quick and cost-effective way for potential customers to assess an FPGA technology without the expense and time needed to design a specialized evaluation board. Our kits contain a board with an FPGA, design software, and a programmer. Immediate prototyping for IGLOO devices is possible by using the ProASIC3/E Starter Kit.

• Services and Support

To shorten design times for customers utilizing Actel’s nonvolatile FPGAs, we offer a variety of services and support, including design services, technical support, and training. Located in Mt. Arlington, New Jersey, our Protocol Design Services Group applies system-level design expertise to the government, military, and proprietary designs of our customers. The organization provides varying levels of design services, including FPGA, ASIC, and system design; software development and implementation; and development of prototypes, first articles, and production units. The Protocol Design Services team has participated in the development of a wide range of applications, including optical networks, routers, cellular phones, digital cameras, embedded DSP systems, automotive electronics, navigation systems, compilers, custom processors, and avionics systems. We also offer prototyping and high-volume programming services.

Markets and Applications

Today, FPGAs can be used in a broad range of applications across nearly all electronic system market segments. Our products serve a wide range of customers within the military and aerospace, industrial, communications, consumer and computer, and automotive markets.

• Military and Aerospace

With a focus on stringent quality and reliability requirements, military and aerospace designers have recognized the inherent advantages that nonvolatile FPGA technologies offer for applications that require high reliability, firm-error immunity, low power consumption, small footprint (single chip), and design security. Thousands of our radiation-tolerant and radiation-hardened FPGAs have performed mission- or flight-critical functions aboard manned space vehicles, earth observation satellites, and deep space probes. For example, our FPGAs continue to perform critical functions throughout several ongoing Mars missions, including the Mars Reconnaissance Orbiter (MRO), the Mars Express probe and the Mars Exploration Rovers — Spirit and Opportunity. Our FPGAs are also used to enable cameras and radio communications to transmit astounding images of the planet’s surface, including previously unexamined regions of the Mars surface, such as the Gusev Crater. We believe that we are the leading supplier of military and aerospace PLDs.

During 2006, we announced that Defense Supplier Center Columbus (DSCC) had released Standard Microcircuit Drawing (SMD) numbers for our radiation-tolerant RTAX2000S, RTAX1000S, and RTAX250S devices. Signaling compliance with the Department of Defense’s (DoD) MIL-PRF-38535 performance standard, designers can utilize SMD numbers to specify our RTAX-S FPGAs for their space-flight applications across all DoD programs In 2006, we also expanded our IP portfolio for military and aerospace applications with the Gaisler Research IP Library (GRLIB), a LEON 3 processor-based application solution optimized for our RTAX-S FPGAs; the Actel Core1553BRT-EBR, a complete, dual-redundant EBR remote terminal core that offers the reliability and data rates required for high-bandwidth applications, such as radar and laser targeting; and the free Actel CoreCORDIC RTL core, which enables designers to build highly configurable digital processing systems, such as digital receivers and cable modems.

• Industrial

Recent advances in electronic component performance and integration at a lower price point have spurred the proliferation of electronic control units. Crossing many technologies and applications — from automated industrial manufacturing lines to instrumentation systems — the focus is on increasing design and power efficiency while reducing design, development, and total system costs. With technology improvements in semiconductor processes and integration, FPGAs have emerged as an important platform alternative for many industrial applications. Compared with ASICs, nonvolatile FPGAs are a cost-effective choice, eliminating ASIC-related development costs and speeding time to market. Using FPGAs also gives designers an efficient and reliable way to upgrade and customize features, whether during development or in the field.

For industrial motion-control applications, the Actel Fusion PSC can offer unprecedented integration in a single-chip implementation, replacing a host of discrete components at less than 50 percent of the cost and board space while maintaining system reliability. With the emergence of mixed-signal Actel Fusion PSC with integrated Flash memory, designers can also integrate a soft processor core, run directly from on-chip memory, and tightly couple control logic and processing needs.

Our ProASIC 3 and IGLOO FPGA families are also attractive to customers in the industrial market. These solutions offer designers a reprogrammable device that combines the low-cost, low-power, nonvolatile single-chip advantages of hard-wired ASICs with the fast time-to-market and low development-cost advatnages typically associated with FPGAs. For example, we announced in 2006 that our single-chip, Flash-based ProASIC3 FPGAs had been selected for use within the USBscope50, part of Elan Digital Systems’ portfolio of miniature USB-based test and measurement equipment. Our secure, low-power A3P250 solution will perform vital signal processing functions at the heart of current and future products that can turn a desktop or laptop PC into a professional-grade digital sampling oscilloscope.

• Communications

Today’s system management implementations often require a large number of discrete components (sometimes numbering in the hundreds) that occupy large amounts of board space and are inflexible to change. In the communications market, increased costs and risks are driving the rapid adoption of standards for remotely managed systems, such as the Micro Telecom Computing Architecture (MicroTCA). Built on the AdvancedTCA (ATCA) specification, MicroTCA is an emerging global standard driven by the PCI Industrial Computer Manufacturers Group (PICMG) that offers adopters a powerful combination of lower cost, a smaller form factor, improved reliability and flexibility, and reduced time to market for remotely managed systems. As a smaller, lower cost option for the marketplace, many believe that MicroTCA has great potential to replace successful standards like CompactPCI and VME as the platform of choice. In the communications space, VoIP gateways, WiMax, wireless base stations and media servers are expected to be widespread adopters.

To meet this growing trend, we introduced a power module and an advanced mezzanine card (AMC) MicroTCA reference design in October 2006. Leveraging our single-chip mixed-signal Fusion PSC, these new reference designs include hardware, software, and IP for a complete solution to meet the cost, footprint, flexibility, security, and reliability requirements facing today’s system designers. We believe these free, tested reference designs will help drive MicroTCA adoption and provide templates for the customization of system management functions. As an early semiconductor entrant, we believe we are well-positioned to capture a significant share of this promising market. To support system management applications like MicroTCA, we also offers a portfolio of IP cores for processing, analog, and memory interface and communications.

• Consumer and Computer

The growth in battery-operated applications, such as digital cameras, wireless handhelds, smart phones, and multi-media players, has created a global demand for low-power semiconductors. For these applications, the ultimate goal is to achieve the lowest power possible and to accommodate long system idle times by allowing to the system to enter and exit low-power modes quickly. Other considerations include design security, path to prototyping, footprint, design reuse, and field upgradability. Traditionally, ASICs and CPLDs have addressed the needs of the consumer or portable marketplace. However, CPLDs are becoming less attractive in some low-

power applications, mainly due to the increasing demand for high-end features. With longer time-to-market and a lack of flexibility to address changing standards and late-stage design modifications, hard-wired ASICs are riskier and often impractical for portable applications with short product-life cycles. As a result, PLDs are becoming the preferred solution as competition intensifies and time to market has an increasingly greater impact on product success. Of course, these PLDs must meet the other design requirements, including cost, features, performance, size, security, and (most importantly) power.

Today, reprogrammable, fully featured FPGAs, such as the Flash-based Actel IGLOO family, address the short product-life cycles and extreme competition in the portable application marketplace. These devices meet the design requirements of portable application, such as design security, small footprint, and LAPU, at ASIC-like unit costs, making them attractive alternatives to ASICs and CPLDs. With less than 5W static power, our reprogrammable, nonvolatile single-chip IGLOO FPGAs have set a new standard for low-power consumption, delivering much lower static power and much longer battery life in portable applications than other PLDs.

• Automotive

Electronic content in automotive applications is increasing in all areas, the most obvious being in-dash or in-cab infotainment and telematics, applications, such as GPS navigation and DVD players. However, improved technology, legislated emissions and safety regulations, and increased driver demand for safety and convenience have resulted in the steady increase in the proportion of electronics in the “core automotive systems” — engine control modules, powertrain, transmission, and diagnostic and monitoring systems; body electronics, such as power seats, windows, and locks; and safety systems, such as anti-lock brakes, adaptive cruise control and collision avoidance, emergency response consoles, smart airbags, back-up and side detect radar, tire pressure monitoring, and lane departure systems. For all automotive products, quality, reliability, and cost are of the greatest importance, particularly for the semiconductors used in the safety and system-critical subsystems. Automotive designers are also under great pressure to adapt the ever-changing technology standards, protocols, and legislation to the longevity and model development timescales of the automotive industry, all while meeting the stringent demands of low-cost, high-volume production. These factors, along with expanding component counts, greater time-to-market pressures, and increased performance demands, are causing many automotive designers to use nonvolatile FPGA technologies instead of the hard-wired ASICs they have traditionally relied on for these core automotive system application areas.

Compared with hard-wiredASICs, FPGAs offer designers a flexible platform that can more readily adapt to new protocols, standards, and (most importantly) market needs. With an FPGA, the design team can make late stage changes. Indeed, products can even be upgraded when they are already in service with minimal qualification and cost consequences. Product obsolescence is also an issue for automotive designers. FPGA lifecycles are typically longer than lower-volume hard-wired ASIC devices, with some FPGA suppliers only now issuing end-of-life notices for products introduced in the 1980s. Of perhaps greatest importance is the impact of FPGAs on the expensive and time-consuming automotive qualification and validation process. Unlike hard-wired ASICs, once the exhaustive automotive qualification process is complete, FPGAs can also be used in multiple programs/projects, thereby helping designers to minimize the time,resources, and risks associated with automotive qualification activities.

With its long-time focus on reliability, cost, and security, the automotive market has clearly begun to recognize the inherent advantages offered by nonvolatile FPGA technologies. Our broad offering of nonvolatile FPGAs are appropriate solutions for automotive applications that require high reliability, firm-error immunity, low power consumption, high junction temperature, small footprint, and design security.

Sales and Distribution

We maintain a worldwide, multi-tiered selling organization that includes a direct sales force, independent sales representatives, electronics distributors, and value-added resellers. Our North American sales force consists of sales and administrative personnel and field application engineers (FAEs) operating from offices located in major metropolitan areas. Direct sales personnel call on target accounts and support direct original equipment manufacturers (OEMs). In addition to overseeing the activities of direct sales personnel, our sales managers also oversee the activities of sales representative firms operating from various office locations. The sales representatives concentrate on selling to major industrial companies in North America. To service smaller, geographically dispersed accounts in North America, we have a distribution agreement with Avnet, which has offices in North America and became our sole North American distributor during 2005. We generate a significant portion of our revenues from international sales. Sales to European customers accounted for 27% of net revenues in 2006, while sales to Pan Asian and Rest of the World (ROW) customers accounted for 22%. Our European and Pan Asian/ROW sales organization consists of employees operating from various sales offices and distributors and sales representatives.

Sales made through distributors accounted for 77% of our net revenues in 2006. As is common in the semiconductor industry, we generally grant price protection to distributors. Under this policy, distributors are granted a credit upon a price reduction for the difference between their original purchase price for products in inventory and the reduced price. From time to time, distributors are also granted credit on an individual basis for approved price reductions on specific transactions to meet competition. We also generally grant distributors limited rights to return products. Because of our price protection and return policies, we generally do not recognize revenue on products sold to distributors until the products are resold.

Our sales cycle for the initial sale of a design system is generally lengthy and often requires the ongoing participation of sales, engineering, and managerial personnel. After a sales representative or distributor evaluates a customer’s logic design requirements and determines if there is an application suitable for our FPGAs, the next step typically is a visit to the qualified customer by a regional sales manager or an FAE from Actel or one of our distributors or sales representatives. The sales manager or FAE may then determine if additional analysis is required by engineers based at our headquarters.

Backlog

Our backlog was $57.2 million at December 31, 2006, compared with $42.6 million at January 1, 2006. We include in our backlog all OEM orders scheduled for delivery over the next nine months and all distributor orders scheduled for delivery over the next six months. We sell standard products that may be shipped from inventory within a short time after receipt of an order. Our business, and to a great extent that of the entire semiconductor industry, is characterized by short-term order and shipment schedules rather than volume purchase contracts. In accordance with industry practice, our backlog generally may be cancelled or rescheduled by the customer on short notice without significant penalty. As a result, our backlog may not be indicative of actual sales and therefore should not be used as a measure of future revenues.

Customer Service and Support

We believe that premier customer service and technical support are essential for success in the FPGA market. Our customer service organization emphasizes dependable, prompt, accurate responses to questions about product delivery and order status. Many of our customers regularly measure the most significant areas of customer service and technical support. Our FAEs are strategically located around the world to provide technical support to our worldwide customer base. This network of experts is augmented by FAEs working for our sales representatives and distributors throughout the world. Customers in any stage of design may also obtain assistance from our technical support hotline or online interactive automated technical support system. In addition, we offer technical seminars on our products, comprehensive training classes on our software, and functional failure analysis services.

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

Manufacturing and Assembly

Our strategy is to utilize third-party manufacturers for our wafer requirements, which permits us to allocate our resources to product design, development, and marketing. Our FPGAs in production are manufactured by:

•	Chartered in Singapore using 0.45- and 0.35-micron design rules;

•	Infineon in Germany using 0.25- and 0.13-micron design rules;

•	Matsushita in Japan using 1.0-, 0.9and 0.8 micron design rules;

•	UMC in Taiwan using 0.25/ 0.22- and 0.15-micron design rules; and

•	Winbond in Taiwan using 0.8- and 0.45-micron design rules.

Wafers purchased from our suppliers are assembled, tested, marked, and inspected by Actel and/or our subcontractors before shipment to customers. We assemble most of our plastic commercial products in China, Hong Kong, South Korea, the Philippines and Singapore. Hermetic package assembly, which is often required for military applications, is performed at one or more subcontractor manufacturing facilities, some of which are in the United States.

We invest resources in the continual improvement of our products, processes, and systems. We strive to ensure that our quality and reliability systems conform to standards that have worldwide recognition for improving an organization’s capabilities. We recently were fully recertified for ISO 9001:2000 after a comprehensive audit by NSF International, a leader in quality management systems registrations. We are also STACK, QML, and PURE certified. STACK International consists of major electronic equipment manufacturers serving the worldwide high-reliability and communications markets. Our QML certification confirms that quality management procedures, processes, and controls comply with MIL-PRF-38535, the performance specification used by the U.S. Department of Defense for monolithic ICs. QML certification demonstrates our capability to produce quality products for all types of high reliability, military, and space applications. PURE, an abbreviation for “PEDs (plastic encapsulated devices) Used in Rugged Environments,” is an association of European equipment makers dedicated to quality and reliability. The PURE certification is for plastic quad flat pack packages. The ISO, STACK, QML, and PURE certifications demonstrate that our quality systems conform with internationally-valued standards and confirm our commitment to supply top-quality FPGAs to a diverse customer base.

Strategic Relationships

We enjoy ongoing strategic relationships with customers, distributors, sales representatives, foundries, assembly houses, and other suppliers of goods and services. Some highlights from 2006 include the following:

• Aldec

In November 2006, Actel and Aldec announced to two highly integrated solutions designed specifically for our FPGAs in high-reliability avionics and aerospace applications. With the industry’s first hardware/software verification package to ease DO-254 certification, the two companies alleviate the verification bottleneck in the design assurance process. In addition, the companies unveiled a Flash-based prototyping solutions for our space-optimized RTAX-S FPGAs, allowing aerospace customers to tap the flexibility and reprogrammability of Flash-based prototypes for multiple aerospace applications.

• ARM

In October 2006, Actel and ARM announced that Actel had licensed the ARM Cortex-M3 processor. The agreement further strengthened the partnership established in March 2005, which resulted in Actel’s CoreMP7, a soft ARM7 family processor core optimized for implementation in Actel’s FPGAs. As part of our ongoing relationship with ARM, we continue to explore current and next-generation technologies that will benefit our mutual customers, thereby increasing the choices available to designers.

• Gaisler Research

In 2006, Actel and Gaisler expanded their long-standing relationship with the addition of Gaisler to our CompanionCore Partner Program. At the same time, we announced the availability of the Gaisler GRLIB, an RTAX-S-optimized LEON3 processor-based application solution.

• MicroBladetm, Inc.

Because we offer our Fusion-based MicroTCA reference design boards for purchase as evaluation tools only, we formed a relationship with MicroBlade to deliver production-volume modules for MicroTCA applications. Customers who wish to purchase turn-key boards in production volumes can work with MicroBlade.

• Signal Stream Technologies

To provide a more complete Fusion-based MicroTCA solution for our customers, we also partnered with Signal Stream, a leader in MicroTCA design services, to offer design services, support, and customization for the hardware and software.

• Synplicity

In May 2006, Actel and Synplicity announced that the companies had expanded their OEM agreement. Under terms of the multi-year agreement, we obtained the right to distribute the Synplify Pro®, Identify®, Synplify® DSP software solutions to our customers a part of its Libero IDE. The expanded agreement also provides our customers with future access to Synplicity’s innovative physical synthesis technology.

• UMC

In October 2006, Actel and UMC announced that the two companies had partnered to produce the award-winning Actel IGLOO low-power FPGA family. UMC’s 0.13-micron low-power and e-Flash processes combined with Actel’s IGLOO power-mode options and Flash*Freeze technology enable power consumption as low as 5W, a new standard for the industry.

Research and Development

Our research and development expenditures are divided among circuit design, software development, and process technology activities, all of which are involved in the development of new products based on existing or emerging technologies. In the areas of circuit design and process technology, our research and development activities also involve continuing efforts to reduce the cost and improve the performance of current products, including “shrinks” of the design rules under which such products are manufactured. Our software research and development activities include enhancing the functionality, usability, and availability of high-level design and development tools and IP cores in a complete and automated desktop design environment.

In 2006, 2005, and 2004, our research and development expenses were $56.9 million, $48.2 million and $45.7 million, respectively. We believe technical leadership and innovation are essential to our future success and we are committed to continuing a significant level of research and development effort. However, there can be no assurance that any of these efforts will be successful, timely, or cost effective.

Competition

We believe that the increasing costs associated with the use of advanced chip manufacturing technology is driving the development and use of standard programmable digital integrated circuits. As with microprocessors and memory, programmable logic devices, such as FPGAs, provide the flexibility for the user to change and define circuits without incurring the cost, risk, and delays of the fabrication of hard-wired ASICs.

Competition in the PLD/FPGA market is intense and we expect that to increase as the market grows. We believe our products and technologies are superior than competitive products for many applications requiring low cost, nonvolatility, low power, high reliability and/or greater security. While a few hybrid or alternative approaches have been introduced, no other FPGA vendor has developed a true single-chip, Flash-based FPGA that delivers optimal architecture, technical features, low power, design security and ease of FPGA-to-ASIC migration. However, our primary competitors, Xilinx and Altera, are substantially larger than Actel, offering products to a more extensive customer base, and have substantially greater financial, technical, sales, and other resources. We also expect continued competition from the hard-wired ASIC suppliers and from new companies that may enter PLD or PSC markets.

We believe that the important competitive factors in our market are price; performance; capacity (total number of usable gates); density (concentration of usable gates); ease of use and functionality of development tools; installed base of development tools; reprogrammability; strength of sales organization and channels; power consumption; reliability; security; adaptability of products to specific applications and IP; ease, speed, cost, and consistency of programming; length of research and development cycle (including migration to finer process geometries); number of I/Os; reliability; wafer fabrication and assembly capacity; availability of packages, adapters, sockets, programmers, and IP; technical service and support; and utilization of intellectual property laws. While we believe we compete favorably with respect to these factors, our failure to compete successfully in any of these areas could have a materially adverse effect on our business, financial condition, or results of operations.

Patents and Licenses

We currently hold 346 United States patents and applications pending for an additional 114 United States patents. We also have 93 foreign patents and applications pending for 82 patents outside the United States. Our patents cover circuit architectures, antifuse and Flash structures, and programming methods among other things, and expire between 2007 and 2024. We expect to continue filing patent applications as appropriate to protect our proprietary technologies. We believe that patents, along with such factors as innovation, technological expertise, and experienced personnel, will become increasingly important.

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

In 1995, we entered into a License Agreement with BTR, Inc. (BTR) that was amended and restated in 2000, pursuant to which BTR licensed its proprietary technology to Actel for development and use in FPGAs and certain multichip modules. At the end of 2004, we elected under the License Agreement to convert to a non-exclusive license, as a consequence of which we ceased to pay BTR advance royalties after March 2006. In September 2005, Actel initiated an arbitration proceeding against BTR under the License Agreement to determine Actel’s rights under the License Agreement. This arbitration demand resulted from BTR’s assertion that Actel products were covered by BTR patents and therefore royalties were due under the License Agreement. BTR later added trade secret claims to the arbitration. In December 2006, the parties agreed in principle to settle the case through Actel’s acquisition of the patents and trade secrets at issue, as well as certain other intellectual property assets controlled by BTR and agreed on a purchase price for the acquisition. The parties executed the legal agreements closing the transaction, under which Actel purchased the intellectual property assets for $7.5 million, in March 2007.

In connection with the settlement of patent litigation in 1998, we entered into a Patent Cross License Agreement with QuickLogic that covers the products of both companies that were first offered for sale on or before September 4, 2000, or future generations of such products.

In December 2006, Zilog, Inc. filed suit against Actel, alleging that Actel products infringed a single patent owned by Zilog. In its answer to the complaint, Actel denied all allegations of infringement. The parties negotiated a settlement prior to any substantive litigation, under which Actel paid Zilog a settlement amount of $0.4 million in exchange for a complete release. The parties executed the settlement agreement in June 2007.

As is typical in the semiconductor industry, we have been and expect to be notified from time to time of claims that we may be infringing patents owned by others. When probable and reasonably estimable, we make provision for the estimated settlement costs of claims for alleged infringement. As we sometimes have in the past, we may obtain licenses under patents that we are alleged to infringe. While we believe that reasonable resolution will occur, there can be no assurance that these claims will be resolved or that the resolution of these claims will not have a materially adverse effect on our business, financial condition, or results of operations. Our failure to resolve a claim could result in litigation or arbitration, which can result in significant expense and divert the efforts of our technical and management personnel, whether or not determined in our favor. In addition, our evaluation of the impact of these pending disputes could change based upon new information. Subject to the foregoing, we do not believe that the resolution of any pending patent dispute is likely to have a materially adverse effect on our financial position at December 31, 2006, or results of operations or cash flows for the fiscal quarter or year then ended.

Employees

At the end of 2006, we had 574 full-time employees, including 145 in marketing, sales, and customer support; 231 in engineering and research and development; 160 in operations; and 38 in administration and finance. This compares with 565 full-time employees at the end of 2005, an increase of 2%. Net revenues were approximately $334,000 per employee in 2006 compared with approximately $317,000 per employee in 2005, representing an increase of 5%. We have no employees represented by a labor union, have not experienced any work stoppages, and believe that our employee relations are satisfactory.

ITEM 1A.	RISK FACTORS

Before deciding to purchase, hold, or sell our Common Stock, you should carefully consider the risks described below in addition to the other cautionary statements and risks described elsewhere, and the other information contained, in this Annual Report on Form 10-K and subsequent reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs with material adverse effects on us, our business, financial condition, and results of operations could be seriously harmed. In that event, the market price for our Common Stock will likely decline and you may lose all or part of your investment.

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

Due to the Special Committee investigation and resulting restatements, we failed to file a Quarterly Report on Form 10-Q for the third fiscal quarter of 2006, which ended on October 1; an Annual Report on Form 10-K for the 2006 fiscal year, which ended on December 31; a Quarterly Report on Form 10-Q for the first fiscal quarter of 2007, which ended on April 1; a Quarterly Report on Form 10-Q for the second fiscal quarter of 2007, which ended on July 1; and a Quarterly Report on Form 10-Q for the third fiscal quarter of 2007, which ended on September 30, 2007. As a result, and as described in Part I, Item 3, “Legal Proceedings,” we were not in compliance with the filing requirements for continued listing on The Nasdaq Global Select Market as set forth in Marketplace Rule 4310(c)(14) and were subject to delisting from The Nasdaq Global Select Market. With the filing of this Annual Report and our Quarterly Report on Form 10-Q for the third fiscal quarter of 2006, and following the filing of our Quarterly Report on Form 10-Q for the first, second, and third fiscal quarters of 2007, we believe we will have remedied our non-compliance with Marketplace Rule 4310(c)(14), subject to Nasdaq’s affirmative completion of its compliance protocols and its notification to us accordingly. If, however, we do not file our Quarterly Report on Form 10-Q for the first, second, and third fiscal quarters of 2007 or Nasdaq does not concur that we are in compliance with the applicable listing requirements, our Common Stock may be delisted from The Nasdaq Global Select Market and it would be uncertain when, if ever, our Common Stock would be relisted. If a delisting were to occur, the price of our Common Stock and the ability of our shareholders to trade in our Common Stock could be adversely affected and, depending on the duration of the delisting, some institutions whose charters disallow holding securities in unlisted companies might sell our shares, which could have a further adverse effect on the price of our Common Stock.

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

Risks Related to Defective Product

Our products are complex and may contain errors, manufacturing defects, design defects, or otherwise fail to comply with our specifications, particularly when first introduced or as new versions are released. Our new products are being designed on ever more advanced processes, adding cost, complexity, and elements of experimentation to the development, particularly in the areas of mixed-voltage and mixed-signal design. We rely primarily on our in-

house personnel to design test operations and procedures to detect any errors prior to delivery of our products to customers.

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

Our failure to resolve any claim of infringement could result in litigation or arbitration. During 2006, we were involved with BTR in an arbitration, which settled on March 16, 2007, with Zilog in litigation, which settled on June 11, 2007 (see “BUSINESS — Patents and Licenses”). In addition, we have agreed to defend our customers from and indemnify them against claims that our products infringe the patent or other intellectual rights of third parties. All litigation and arbitration proceedings, whether or not determined in our favor, can result in significant expense and divert the efforts of our technical and management personnel. In the event of an adverse ruling in any litigation or arbitration involving intellectual property, we could suffer significant (and possibly treble) monetary damages, which could have a materially adverse effect on our business, financial condition, and/or operating results. We may also be required to discontinue the use of infringing processes; cease the manufacture, use, and sale or licensing of infringing products; expend significant resources to develop non-infringing technology; or obtain licenses under patents that we are infringing. In the event of a successful claim against us, our failure to develop or license a substitute technology on commercially reasonable terms could also have a materially adverse effect on our business, financial condition, and/or operating results.

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

Our principal facilities and executive offices are located in Mountain View, California, in two buildings that comprise approximately 158,000 square feet. These buildings are leased through June 2013. We have a renewal option for an additional ten-year term. In addition to our facility in Mountain View, we also lease sales offices in various countries around the world to support our worldwide customer base. We believe our facilities will be adequate for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

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

As we requested on October 9, 2007, the Nasdaq Board of Directors (the “Nasdaq Board”) on October 17, 2007, called for review the August 23, 2007, decision of the Listing Council, and stayed the suspension of our securities from trading, pending further consideration by the Nasdaq Board. On November 9, 2007, the Nasdaq Board granted us an extension until January 9, 2008, to file all delinquent periodic reports necessary to regain compliance with the filing requirement contained in Rule 4310(c)(14). On November 13, 2007, we received an additional staff determination notice relating to our failure to timely file with the SEC a Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007. As we requested on January 4, 2008, the Nasdaq Board on January 8, 2008, granted us an extension until February 20, 2008, to file all delinquent periodic reports necessary to regain compliance with the filing requirement contained in Rule 4310(c)(14). We have filed this Annual Report on Form 10-K for the fiscal year ended December 31, 2006, with the SEC as part of our initial effort to resume our timely reporting and meet Nasdaq’s continued listing requirements.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock has been traded on the Nasdaq National Market under the symbol “ACTL” since our initial public offering on August 2, 1993. On January 11, 2008, there were 122 shareholders of record. The following table sets forth, for the fiscal quarters indicated, the high and low sale prices per share of our Common Stock as reported on the Nasdaq National Market.

	2006		2005
	High	Low	High	Low

First Quarter	$15.95	$12.64	$18.64	$14.78
Second Quarter	17.53	13.20	15.54	13.65
Third Quarter	16.40	12.40	15.98	13.35
Fourth Quarter	19.36	15.00	15.25	12.52

On January 16, 2008, the reported last sale of our Common Stock on the Nasdaq National Market was $12.07.

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

The consolidated balance sheet as of January 1, 2006 and the consolidated statements of operations for the fiscal years ended January 1, 2006 and January 2, 2005 have been restated as set forth in this Form 10-K. The data for the consolidated balance sheets as of January 2, 2005, January 4, 2004, and January 5, 2003 and the consolidated statements of operations for the fiscal years ended January 4, 2004 and January 5, 2003, derived from our books and records, have been restated to include stock-based compensation and other adjustments. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and related notes thereto included in Item 8 of this Form 10-K to fully understand factors that may affect the comparability of the information presented below. The information presented in the following tables has been adjusted to reflect the restatement of our financial results, which is more fully described in the “Explanatory Note” immediately preceding Part I, Item 1 and in Note 2, “Restatement of Consolidated Financial Statements,” in the Notes to Consolidated Financial Statements of this Form 10-K, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Actel has not amended its previously-filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by this restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K, and the financial statements and related financial information contained in such previously-filed reports should no longer be relied upon.

ACTEL CORPORATION
SELECTED CONSOLIDATED FINANCIAL DATA

	Years Ended
	Dec. 31, 2006	Jan. 1, 2006	Jan. 2, 2005	Jan. 4, 2004	Jan. 5, 2003
		Restated(1)	Restated(1)	Restated(1)	Restated(1)
	(In thousands, except per share data)

Consolidated Statements of Operations Data:
Net revenues	$191,499	$178,947	$165,402	$149,910	$134,096
Costs and expenses:
Total cost of revenues(2)(4)	75,618	73,282	70,404	59,867	53,011
Research and development(4)	56,926	48,242	45,701	41,720	40,798
Selling, general, and administrative(4)(5)(6)	67,959	49,649	47,975	46,422	44,269
Amortization of acquisition-related intangibles(3)	15	1,908	2,651	2,670	2,724

Total costs and expenses	200,518	173,081	166,731	150,679	140,802

Income (loss) from operations	(9,019)	5,866	(1,329)	(769)	(6,706)
Interest income and other, net of expense	7,128	3,912	3,398	3,190	5,561
Gain (loss) on sales and write-downs of equity investments	—	—	—	91	(3,707)

Income (loss) before tax provision (benefit)	(1,891)	9,778	2,069	2,512	(4,852)
Tax provision (benefit)	264	2,742	(705)	(1,043)	(2,878)

Net income (loss)	$(2,155)	$7,036	$2,774	$3,555	$(1,974)

Net income (loss) per share:
Basic	$(0.08)	$0.28	$0.11	$0.14	$(0.08)

Diluted	$(0.08)	$0.28	$0.11	$0.14	$(0.08)

Shares used in computing net income (loss) per share:
Basic	26,106	25,277	25,584	24,808	24,302

Diluted	26,106	25,545	26,381	26,190	24,302

	As of
	Dec. 31, 2006	Jan. 1, 2006	Jan. 2, 2005	Jan. 4, 2004	Jan. 5, 2003
		Restated(1)	Restated(1)	Restated(1)	Restated(1)
	(In thousands)

Consolidated Balance Sheet Data:
Working capital	$191,278	$177,491	$194,613	$190,545	$170,632
Total assets	368,922	343,196	318,171	319,637	295,101
Total shareholders’ equity	290,616	276,057	267,816	266,780	244,787

(1)	See the “Explanatory Note” immediately preceding Part I, Item 1 and Note 2, “Restatement of Consolidated Financial Statements,” in the Notes to Consolidated Financial Statements of this Form 10-K, and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We recorded after-tax, stock-based compensation expense of ($0.2) million, ($0.5) million, $2.7 million, and $1.9 million in 2005, 2004, 2003 and 2002, respectively, as a result of improper measurement dates, equity awards to consultants, equity award modifications and related payroll and income tax impact. As part of the restatement, for the years ended January 1, 2006, January 2, 2005 and January 4, 2004 we recorded additional non-cash adjustments that were previously identified and considered not to be material to our consolidated financial statements, relating primarily to errors associated with the recognition of deferred income at our European distributors. These deferred income adjustments decreased net income by $0.2 million, $0.1 million and $0.1 million, respectively, in fiscal 2005, 2004 and 2002.

(2)	During the fourth quarter of 2004 we incurred incremental charges included in cost of revenues of $3.2 million for expenses associated with the testing of the RTSX-S space qualified FPGAs and the write down of RTSX-S inventory from the original manufacturer. During the fourth quarter of fiscal 2006 we recorded charges of $2.2 million in connection with the write-down of certain excess inventory.

(3)	Beginning in 2002, we ceased to amortize goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Instead, goodwill is subject to annual impairment tests and written down only when identified as impaired. Non-goodwill intangible assets with definite lives continue to be amortized under SFAS No. 141 and 142. See Notes 1 and 3 of Notes to Consolidated Financial Statements for further information.

(4)	On January 2, 2006, we adopted SFAS No. 123R, “Share-Based Payment,” which requires us to measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements. As a result, we recorded pre-tax, stock based compensation expense of $11.0 million for fiscal 2006 under SFAS No. 123R.

(5)	During fiscal 2006 we recorded charges of $10.0 million and $0.4 million in connection with the settlement of certain patent and license infringement claims. See Note 14 to Consolidated Financial Statements for further information.

(6)	During fiscal 2006 we incurred $2.0 million of legal and accounting costs in connection with the Company’s stock options investigation that was initiated during the fourth quarter of fiscal 2006.

The impact of the restatement and a comparison to the amounts originally reported are detailed in the tables below:

Consolidated Statements of Operations Data (in thousands, except per share data):

	Year Ended January 1, 2006			Year Ended January 2, 2005
	As Previously			As Previously
	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated

Net revenues	$179,397	$(450)	$178,947	$165,536	$(134)	$165,402
Costs and expenses:
Cost of revenues	73,392	(110)	73,282	70,451	(47)	70,404
Research and development	48,173	69	48,242	45,360	341	45,701
Selling, general, and administrative	50,056	(407)	49,649	48,269	(294)	47,975
Amortization of acquisition-related intangibles	1,908	—	1,908	2,651	—	2,651

Total costs and expenses	173,529	(448)	173,081	166,731	—	166,731

Income (loss) from operations	5,868	(2)	5,866	(1,195)	(134)	(1,329)
Interest income and other, net of expense	3,924	(12)	3,912	2,935	463	3,398

Income before tax provision (benefit)	9,792	(14)	9,778	1,740	329	2,069
Tax provision (benefit)	2,756	(14)	2,742	(654)	(51)	(705)

Net income	$7,036	$—	$7,036	$2,394	$380	$2,774

Net income per share:
Basic	$0.28	$0.00	$0.28	$0.09	$0.01	$0.11

Diluted	$0.28	$0.00	$0.28	$0.09	$0.01	$0.11

Shares used in computing net income per share:
Basic	25,277	—	25,277	25,584	—	25,584

Diluted	25,556	(11)	25,545	26,421	(40)	26,381

	Year Ended January 4, 2004			Year Ended January 5, 2003
	As Previously			As Previously
	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated

Net revenues	$149,910	$—	$149,910	$134,368	$(272)	$134,096
Costs and expenses:
Cost of revenues	59,734	133	59,867	52,935	76	53,011
Research and development	39,602	2,118	41,720	39,349	1,449	40,798
Selling, general, and administrative	44,650	1,772	46,422	43,033	1,236	44,269
Amortization of acquisition-related intangibles	2,670	—	2,670	2,724	—	2,724

Total costs and expenses	146,656	4,023	150,679	138,041	2,761	140,802

Income (loss) from operations	3,254	(4,023)	(769)	(3,673)	(3,033)	(6,706)
Interest income and other, net of expense	3,210	(20)	3,190	5,530	31	5,561
Gain (loss) on sales and write-downs of equity investments	91	—	91	(3,707)	—	(3,707)

Income (loss) before tax provision (benefit)	6,555	(4,043)	2,512	(1,850)	(3,002)	(4,852)
Tax provision (benefit)	327	(1,370)	(1,043)	(1,925)	(953)	(2,878)

Net income (loss)	$6,228	$(2,673)	$3,555	$75	$(2,049)	$(1,974)

Net income (loss) per share:
Basic	$0.25	$(0.11)	$0.14	$0.00	$(0.08)	$(0.08)

Diluted	$0.24	$(0.10)	$0.14	$0.00	$(0.08)	$(0.08)

Shares used in computing net income (loss) per share:
Basic	24,808	—	24,808	24,302	—	24,302

Diluted	26,300	(110)	26,190	25,252	(950)	24,302

Consolidated Balance Sheet Data (in thousands):

	Year Ended January 1, 2006			Year Ended January 2, 2005
	As Previously			As Previously
	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated

Working capital(1)	$176,961	$530	$177,491	$194,472	$141	$194,613
Total assets	340,389	2,807	343,196	315,290	2,881	318,171
Total shareholders’ equity	272,721	3,336	276,057	264,793	3,023	267,816

(1)	Working capital balance As Previously Reported for the year ended January 1, 2006 includes a reclassification of $1.6 million of previously reported long-term investments to short-term to conform to current presentation.

	Year Ended January 4, 2004			Year Ended January 5, 2003
	As Previously			As Previously
	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated

Working capital	$191,078	$(533)	$190,545	$169,939	$693	$170,632
Total assets	316,757	2,880	319,637	293,321	1,780	295,101
Total shareholders’ equity	264,433	2,347	266,780	242,314	2,473	244,787

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with our Consolidated Financial Statements and the related “Notes to Consolidated Financial Statements”, and “Financial Statement Schedules” and “Supplementary Financial Data” included in this Annual Report on Form 10-K. This Annual Report on Form 10-K, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements regarding future events and the future results of our Company that are based on current expectations, estimates, forecasts, and projections about the industry in which we operate and the beliefs and assumptions of our management. Words such as ‘expects,’ ‘anticipates,’ ‘targets,’ ‘goals,’ ‘projects,’ ‘intends,’ ‘plans,’ ‘believes,’ ‘seeks,’ ‘estimates,’ variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled “Risk Factors” in Item 1A of Part I and elsewhere, and in other reports we file with the Securities and Exchange Commission (“SEC”), specifically the most recent reports on Form 10-Q. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Restatement of Previously-Issued Financial Statements

This Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (“2006 Form 10-K”), includes restatements of the following previously-filed financial statements and data (and related disclosures): (i) our consolidated balance sheet as of January 1, 2006, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the fiscal years ended January 1, 2006 and January 2, 2005; (ii) our selected financial data as of and for the fiscal years ended January 1, 2006, January 2, 2005, January 4, 2004, and January 5, 2003, (iii) our management’s discussion and analysis of financial condition and results of operations as of and for the fiscal years ended January 1, 2006 and January 2, 2005, and (iv) our unaudited quarterly financial information for the first two quarters in the fiscal year ended December 31, 2006, and for all four quarters in the fiscal year ended January 1, 2006. We also recorded adjustments affecting previously-reported financial statements for fiscal years 1994 through 2003, the effects of which are summarized in cumulative adjustments to additional paid-in capital, deferred stock-based compensation, and retained earnings as of January 4, 2004. All restatements are a result of an independent stock option investigation conducted by a Special Committee of our Board of Directors and additional reviews conducted by our management.

Financial information included in our reports on Form 10-K, Form 10-Q, and Form 8-K filed with the Securities and Exchange Commission (“SEC”) before January 18, 2007, and the related opinions of our independent registered public accounting firm, and all of our earnings press releases and similar communications issued before January 18, 2007, should not be relied upon and are superseded in their entirety by this 2006 Form 10-K and our other reports on Form 10-Q and Form 8-K filed with the SEC on or after January 18, 2007.

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

The Special Committee investigated stock options granted during the eleven-year period from January 1, 1996, through December 31, 2006 (the “Investigation Period”). Consistent with published guidance from the staff of the SEC, the Investigation Team organized option grants into categories based on the types of options granted and granting processes. During the Investigation Period, the Company had three processes by which stock options could be approved other than at a meeting of the Compensation Committee:

•	A regular process of making “monthly grants” of new-hire, promotion, merit-adjustment, and patent-award options (and, in 2005 and 2006, annual replenishment awards to continuing employees known as “Evergreen” options) on the first Friday of each month. We have made a monthly grant of options on the first Friday of almost every month since September 1994. Primarily because our monthly grant process uses stock option grant dates that are fixed in advance, the Special Committee concluded that it is a reliable process with respect to the risk of stock option backdating (even though there is still a risk that the grants may not have been determined with finality on the stated grant date, requiring a measurement date for accounting purposes that is different than the stated grant date). Other factors that support our conclusion that the monthly grant process is reliable include the following:

•	The parameters of the new-hire, promotion, merit-adjustment, and patent-award options included in monthly grants are pre-approved by the Compensation Committee as part of the annual stock option budget.

•	The events giving rise to the new-hire, promotion, merit-adjustment, and patent-award options included in monthly grants are subject to separate formal approval processes that include the Vice President of Human Resources (who signs the grant list included in the monthly grants) and result in signed and dated Personnel Action Notices (or “PANs”) evidencing management approval of the stock option awards on or before the stated grant date. For this reason, the terms and recipients of each monthly grant are “known” on the stated grant date, making the compilation of the grant list for each monthly grant from the PANs merely an administrative task.

•	As with the new-hire, promotion, merit-adjustment, and patent-award options included in other monthly grants, the budget for the Evergreen options granted in 2005 and 2006 was approved by the Compensation Committee at a meeting near the beginning of each fiscal year, and the grants to officers were pre-cleared by the Compensation Committee. By explicitly pre-clearing the grant of Evergreen options to officers in 2005 and 2006, the Compensation Committee implicitly authorized the grant of Evergreen options to all employees.

•	The Company operated as if the terms of the awards included in the monthly grants were final prior to completion of the formal Compensation Committee approval procedure, indicating that formal approval of the monthly grants represented only an administrative delay rather than a period during which any of the terms of the awards remained under consideration or subject to change. For example, we frequently communicated the option terms to recipients and entered the option terms and recipients into Equity Edge, our stock administration database, prior to completion of the formal Compensation Committee approval procedure.

•	The Special Committee recommended, and we agree, that the completion of the formal Compensation Committee approval procedure subsequent to the stated grant date does not in and of itself require a correction in the measurement date for a monthly grant.

•	A process of making “non-monthly grants” on irregular dates primarily for (i) eleven annual replenishment options to continuing employees and one additional Evergreen grant in 2003, (ii) options to continuing employees in connection with two repricings (one in 1996 and one in 1998) and two exchanges (one in 2001

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

	Low Point of Range		Actel Actual		High Point of Range
	Gross	Expense	Gross	Expense	Gross	Expense
	Deferred	(Net of	Deferred	(Net of	Deferred	(Net of
Grant Classification	Compensation	Forfeitures)	Compensation	Forfeitures)	Compensation	Forfeitures)

Evergreen Grants	$4,659,783	$2,684,744	$10,132,794	$6,175,052	$19,001,910	$12,671,714
Acquisition Grants	—	—	50,916	50,916	50,916	50,916
Non-Monthly Grants	91,361	30,697	979,298	743,462	1,367,501	1,057,093
Director Options	26,213	26,213	97,508	97,508	97,508	97,508
Monthly Grants	462,215	385,936	505,015	421,673	624,842	521,726
Non-Sensitivity	11,607,096	9,959,521	11,607,095	9,959,521	11,607,095	9,959,521

Total	$16,846,668	$13,087,111	$23,372,626	$17,448,132	$32,749,772	$24,358,478

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

Overall, the sensitivity table indicates that the total gross deferred compensation charge could range from a high of $32.7 million to a low of $16.8 million, while the Company recorded an actual gross deferred compensation charge of $23.4 million. Total net compensation expense could range from a high of $24.4 million to a low of $13.1 million, while the Company recorded actual net compensation expense of $17.4 million. The award that has the greatest impact on the sensitivity analysis is the Evergreen Options grant dated March 14, 2002, for which the measurement date was revised to April 5, 2002, when emails indicate that changes in the allocation of options were no longer under consideration. There was little volatility in our stock price between the earliest plausible measurement date of March 28, 2002 (the date the last UWC signature page was received), and the revised measurement date of April 5, 2002. However, for the latest plausible measurement date of May 14, 2002 (the initial EE record-add date), we experienced significant volatility in our stock price: it increased from the $20 share range in April to the $27 per share range in May and then declined back to the $20 per share range in June 2002. Due to the short-lived increase in the stock price during the month of May, coupled with the strength of the evidence used to establish the revised measurement date of April 5, 2002, we believe the March 14, 2002, grant sensitivity range potentially distorts the impact of management’s judgment. Eliminating the impact of this grant from the sensitivity analysis (by including it in the “Non-Sensitivity” line) would reduce the range of total net compensation expense from a high of $19.1 million and a low of $13.1 million, compared with the Company’s actual net compensation expense of $17.4 million. Thus, the grant dated March 14, 2002, accounts for $5.3 million, or almost half, of the $11.3 million range in total net compensation expense.

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

We have incurred substantial expenses for legal, accounting, tax, and other professional services in connection with the Special Committee’s investigation, our internal reviews, the preparation of the restated consolidated financial statements, the SEC informal inquiry, and the derivative litigation. These expenses, which are included in selling, general, and administrative expenses, were approximately $2.0 million for the year ended December 31, 2006, and are expected to be approximately $5.5 million for the 2007 fiscal year.

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

For explanatory purposes and to assist in analysis of our consolidated financial statements, the impact of the stock option and other adjustments that were affected by the restatement are summarized below (in thousands):

	Adjustment to				Other
	Stock-Based				Deferred
	Compensation				Revenue	Other
	Expense	Other	Adjustment	Subtotal	Adjustments	Adjustments-
	Associated	Adjustments to	to Payroll	Stock-Based	Associated	-Other	Adjustment	Total
	with	Stock-Based	Tax	Compensation	with	Income and	to Income	Restatement
	Remeasured	Compensation	Expense	Expense and	European	Expense	Tax Expense	Expense
Fiscal Year	Grants	Expense	(Benefit)	Payroll Taxes	Distributor	Charges(1)	(Benefit)	(Benefit)

1994	$—	$60	$—	$60	$—	$—	$(24)	$36
1995	205	27	—	232	—	—	(73)	159
1996	539	42	6	587	—	—	(175)	412
1997	823	32	23	878	—	—	(262)	616
1998	937	35	18	990	—	—	(307)	683
1999	814	12	105	931	—	—	(242)	689
2000	2,574	92	347	3,013	(1,528)	—	(436)	1,049
2001	5,455	485	88	6,028	(100)	(17)	(2,111)	3,800
2002	2,810	(73)	93	2,830	203	(31)	(953)	2,049
2003	2,155	1,687	181	4,023	—	20	(1,370)	2,673

Cumulative through January 4, 2004	16,312	2,399	861	19,572	(1,425)	(28)	(5,953)	12,166
2004	950	(604)	(312)	34	100	(463)	(51)	(380)
2005	186	(431)	(91)	(336)	338	12	(14)	—

Total	$17,448	$1,364	$458	$19,270	$(987)	$(479)	$(6,018)	$11,786

(1)	Reflects mark to market adjustments relating to $1.0 million of awards originally charged to stock-based compensation which were subsequently classified as liability awards following the termination of employment.

Results of Operations

The following table sets forth certain financial data from the Consolidated Statements of Operations expressed as a percentage of net revenues:

	Years Ended
	Dec. 31, 2006	Jan. 1, 2006	Jan. 2, 2005
		Restated	Restated

Net revenues	100.0%	100.0%	100.0%
Cost of revenues	39.5	41.0	42.6

Gross margin	60.5	59.0	57.4
Research and development	29.7	27.0	27.6
Selling, general, and administrative	35.5	27.7	29.0
Amortization of acquisition-related intangibles	0.0	1.1	1.6

Income (loss) from operations	(4.7)	3.2	(0.8)
Interest income and other, net of expense	3.7	2.2	2.1

Income (loss) before tax provision (benefit)	(1.0)	5.4	1.3
Tax provision (benefit)	0.1	1.5	(0.4)

Net income (loss)	(1.1)%	3.9%	1.7%

• Net Revenues

We derive our revenues primarily from the sale of FPGAs, which accounted for over 95% of net revenues in 2006, 2005 and 2004. Non-FPGA revenues are derived from our Protocol Design Services organization, royalties, and the licensing of software and sale of hardware used to design and program our FPGAs. We believe that we derived at least 53% of our revenues in 2006, 2005 and 2004 from sales of FPGAs to customers serving the military and aerospace and the communications markets. We have experienced, and may again in the future experience, substantial period-to-period fluctuations in operating results due to conditions in each of these markets as well as in the general economy.

Net revenues in 2006 were $191.5 million, an increase of 7% over 2005. This increase was due primarily to a 7% increase in the overall average selling price (ASP) and a slight increase in the total number of units shipped in the year. The overall ASP increased primarily due to increases in ASPs from most of the new and mature product families. Net revenues in 2006 increased $1.2 million as a result of a refinement in the Company’s estimate of distributor revenue as noted in Critical Accounting Policies and Estimates.

Net revenues in 2005 were $178.9 million, an 8% increase over 2004. This increase was due primarily to an 8% increase in the overall average selling price (ASP) and a 1% increase in the total number of units shipped in the year. The overall ASP increased principally because we derived a higher percentage of our revenues from our radiation hardened and radiation tolerant products which have higher ASPs than other product families.

We shipped approximately 77% of our net revenues through the distribution sales channel in 2006 compared with 64% in 2005 and 67% in 2004. Since 2003, Memec, Unique has been our sole distributor in North America. On April 26, 2005, Avnet, Inc. (Avnet) and Memec Group Holdings Ltd. (Memec) announced they had reached a definitive agreement for Avnet to acquire Memec in a stock and cash transaction. On July 5, 2005, Avnet announced the completion of its acquisition of Memec, Unique. We generally do not recognize revenue on product shipped to a distributor until the distributor resells the product to its customer.

Sales to customers outside the United States accounted for 49% of net revenues in 2006, 44% in 2005 and 45% in 2004 with European customers representing 27% of net revenues in each of these years.

• Gross Margin

Gross margin was 60.5% of revenues in 2006 compared with 59.0% in 2005 and 57.4% in 2004. Gross margin in 2006 benefited from lower inventory write-downs as compared to fiscal 2005 coupled with a reduction in license costs as a result of consolidation of a number of our license agreements with third parties. Gross margin in 2006 was unfavorably impacted by a fourth quarter write-down of $2.2 million associated with excess radiation products. Gross margin in 2005 benefited from a product mix that contained a higher percentage of radiation products as a percentage of total, which typically generate higher gross margins. Gross margin in 2004 was unfavorably impacted by a $3.2 million write down we recorded in the fourth quarter. This charge included a write down of $2.1 million of RTSX-S inventory from the original manufacturer for which we determined there was no demand. In addition, $1.1 million of the charge was a write-off of certain boards and sockets, purchased solely to test the RTSX-S units, that have no future use to us in the production process. See the Risk Factors set forth at the end of Item I of this Annual Report on Form 10-K for more information about the investigations regarding the reliability of our RTSX-S space-qualified FPGAs. We also experienced some pressure on gross margin in 2004 due to a higher concentration of our newer products, as a percentage of total revenue, which tend to have lower gross margins than our more mature products.

Gross margin is affected by changes in excess and slow moving inventory write downs. Gross margin was positively impacted by the sell through of previously written down inventory of $0.9 million, or 1.0% in 2005 and $3.2 million, or 2.4% in 2004. The 2006 impact of such sales was not material.

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

• Research and Development (R&D)

R&D expenditures were $56.9 million, or 30% of net revenues, in 2006 compared with $48.2 million, or 27% of net revenues, in 2005 and $45.7 million, or 28% of net revenues, in 2004. R&D spending in 2006 increased due to recognition of stock-based compensation expense under SFAS 123(R) of $5.6 million, along with higher costs associated with expanded R&D efforts and increased headcount. R&D expenditures increased $2.5 million in 2005 as compared to 2004 due to our expanded efforts and increased headcount needed to concurrently research and develop future commercial and radiation tolerant generations of both Flash and antifuse-based product families.

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

• Selling, General, and Administrative (SG&A)

SG&A expenses in 2006 were $68.0 million, or 36% of net revenues, compared with $49.6 million, or 28% of net revenues, in 2005 and $48.0 million, or 29% of net revenues, in 2004. During fiscal 2006, we incurred costs of $10.0 million and $0.4 million in connection with the settlement of two patent infringement claims brought against us. See Note 14 of Notes to Consolidated Financial Statements for further information regarding these claims. SG&A expenses also increased $4.8 million in 2006 due to recognition of stock-based compensation expense under SFAS 123(R). SG&A expenses in 2006 included legal and accounting costs of approximately $2.0 million associated with the Company’s stock option investigation. SG&A spending in 2006 increased as a percentage of sales over 2005 levels primarily as a result of the items noted above.

SG&A expenses in 2005 increased by $1.7 million from 2004 primarily as a result of higher selling expense associated with increased net revenues, higher legal costs associated with general business issues and employment matters and increased marketing expense related to new product offerings. SG&A spending in 2005 decreased slightly as a percentage of sales over 2004 levels. This was the result of 8% higher revenue levels in 2005, even though absolute spending in 2005 increased.

• Amortization of Other Acquisition-Related Intangibles

Amortization of other acquisition-related intangibles was $15,000 in 2006, $1.9 million in 2005 and $2.7 million in 2004. The decrease in 2006 was attributable to intangible assets, related to an acquisition completed in the year 2000, being fully amortized during the second quarter of 2006.

• Interest Income and Other, Net of Expense

Interest income and other, net of expense, was $7.1 million, $3.9 million and $3.4 million in 2006, 2005 and 2004, respectively. For 2006, our average investment portfolio return on investment was 4.2% compared with 2.8% in 2005 and 1.9% in 2004, resulting in higher interest income during fiscal 2006 as compared to prior years. Our average investment portfolio balance was $157.0 million in 2006 compared with $144.9 million in 2005 and $154.0 million in 2004. We invest excess liquidity in investment portfolios consisting primarily of corporate bonds, floating rate notes, and federal and municipal obligations. In periods where market interest rates are falling, and for some time after rates stabilize, we typically experience declines in interest income and other as our older debt investments at higher interest rates mature and are replaced by new investments at the lower rates available in the market.

• Tax Provision (Benefit)

Significant components affecting the effective tax rate include pre-tax net income or loss, federal R&D tax credits, income from tax-exempt securities, the state composite tax rate, adjustments to income taxes as a result of tax audits and reviews and recognition of certain deferred tax assets subject to valuation allowances. Our tax provision for 2006 was $0.3 million despite a pre-tax loss of $1.9 million. This tax charge is primarily due to non-deductible stock-based compensation.

Our tax provision for 2005 was $2.7 million based upon a 28% annual effective tax rate. This rate was calculated based on a statutory tax rate benefited by R&D tax credits and state tax benefits. We recorded a tax benefit of $0.7 million in 2004 resulting from the combined effect of a small pre-tax income offset by R&D tax credits and state tax benefits.

Financial Condition, Liquidity, and Capital Resources

Our total assets were $368.9 million at the end of 2006 compared with $343.2 million at the end of 2005. The increase in total assets was attributable principally to increases in cash, cash equivalents, inventory and other assets. The following table sets forth certain financial data from the consolidated balance sheets expressed as the percentage change from January 1, 2006 to December 31, 2006.

	As of	As of
	Dec. 31, 2006	Jan. 1, 2006	$ Change	% Change
		Restated
	In thousands

Cash and cash equivalents, short and long term investments	$191,955	$168,316	$23,639	14%
Accounts receivable, net	$22,017	$25,287	$(3,270)	(13)%
Inventories	$39,203	$37,372	$1,831	5%

	Year Ended
	Dec. 31, 2006	Jan. 1, 2006
		Restated
	In thousands

Net cash provided by operating activities	$24,529	$22,585
Net cash used in investing activities	$(22,066)	$(6,149)
Net cash provided by financing activities	$7,203	$1,192

• Cash, Cash Equivalents, and Investments

Our cash, cash equivalents, and short-term investments were $192.0 million at the end of 2006 compared with $168.3 million at the end of 2005. This increase of $23.6 million from the end of 2005 was due primarily to $24.5 million of net cash provided by operating activities, $7.2 million of cash provided by financing activities ($9.4 million provided from the issuance of Common Stock under employee stock plans partially offset by $2.2 million used to repurchase Actel Common Stock) partially offset by $13.5 million used to purchase available-for-sale securities and $8.7 million of cash used to purchase property and equipment.

The significant non-cash expenses used in the determination of cash flows from operating activities that provided cash for 2006 included non-cash charges of $9.8 million for depreciation and amortization, $11.0 million for non-cash stock compensation, decreases in accounts receivable of $3.3 million, and increases in accounts payable and other liabilities of $10.2 million. The significant components within operating activities that resulted in a reduction of cash from operations in 2006 included a net loss of $2.2 million, increases in inventories of $1.6 million, and increases in license agreements and other assets of $5.6 million.

Spending on property and equipment amounted to $8.7 million in 2006 compared with $10.2 million in 2005.

Cash from the issuance of Common Stock under employee stock plans amounted to $9.4 million in 2006, $11.0 million in 2005, and $8.2 million in 2004.

We meet all of our funding needs for ongoing operations with internally generated cash flows from operations and with existing cash and short-term investment balances. We believe that existing cash, cash equivalents, and short-term investments, together with cash generated from operations, will be sufficient to meet our cash requirements for the following twelve months. A portion of available cash may be used for investment in or acquisition of complementary businesses, products, or technologies. Wafer manufacturers have at times demanded financial support from customers in the form of equity investments and advance purchase price deposits, which in some cases have been substantial. Should we require additional capacity, we may be required to incur significant expenditures to secure such capacity.

The following represents contractual commitments not accrued on the balance sheet associated with operating leases as of December 31, 2006:

	Payments Due by Period
							2012
	Total	2007	2008	2009	2010	2011	and Later
	(In thousands)

Operating leases	$21,628	$3,367	$3,080	$3,094	$2,933	$2,880	$6,274

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

• Accounts Receivable

Our net accounts receivable was $22.0 million at the end of 2006 compared with $25.3 million at the end of 2005. This decrease was due primarily to the timing of shipments in the fourth quarter of each of these fiscal years. Approximately 46% of fourth quarter sales were shipped in the last month of fiscal 2005 compared to approximately 39% of fourth quarter sales shipped in the last month of fiscal 2006. This allowed us to collect a higher percentage of our quarterly sales prior to the end of fiscal 2006 as compared to fiscal 2005. Net accounts receivable represented 42 days of sales outstanding at the end of fiscal 2006 compared to 53 days at the end of fiscal 2005.

• Inventories

Our net inventories were $39.2 million at the end of 2006 compared with $37.4 million at the end of 2005. We continue to hold material from “last time buy” inventory purchases made in 2003 and 2005 from two wafer manufacturers for some of our mature product families. Last time buys occur when a wafer supplier is about to shut down the manufacturing line used to make a product and we believe that our then-current inventories are insufficient to meet foreseeable future demand. Inventory purchased in last time buy transactions is evaluated on an ongoing basis for indications of excess or obsolescence based on rates of actual sell through, expected future demand for those products, and any other qualitative factors that may indicate the existence of excess or obsolete inventory. Inventory at December 31, 2006 and January 1, 2006, included $1.9 million and $4.3 million, respectively, of inventory purchased in last time buys. Inventory days of supply decreased from 191 days at the end of 2005 to 174 days at the end of 2006.

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

• Property and Equipment

Our net property and equipment was $22.8 million at the end of 2006 compared with $23.9 million at the end of 2005. We invested $8.7 million in property and equipment in 2006 compared with $10.2 million in 2005. Capital expenditures during the past two years have been primarily for engineering, manufacturing, and office equipment. Depreciation of property and equipment was $9.8 million in 2006 compared with $9.1 million in 2005.

• Goodwill

Our net goodwill was $30.2 million at the end of 2006 compared to $32.1 million at the end of 2005. The decrease in goodwill is the result of the realization of certain net operating loss carryforwards associated with the Company’s fiscal 2000 acquisition of Gatefield. We had originally established a valuation allowance for a portion of the net operating loss carryforwards acquired in connection with the acquisition of Gatefield. To the extent such valuation allowance is subsequently reversed as a result of the realization of the deferred tax asset, FAS 109 requires that the offsetting credit is recognized first as a reduction of goodwill.

Goodwill is recorded when consideration paid in an acquisition exceeds the fair value of the net tangible and intangible assets acquired. At the beginning of 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which addresses the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition. Under SFAS No. 142, we do not amortize goodwill, but instead test for impairment annually or more frequently if certain events or changes in circumstances indicate that the carrying value may not be recoverable. We completed our annual goodwill impairments tests during the fourth quarter of 2006, and noted no indicators of impairment.

• Other Assets

Our other assets, net were $19.8 million at the end of 2006 compared with $13.4 million at the end of 2005. The increase was due primarily to a $5.1 million increase in the capitalization of various technology license agreements and a $1.0 million increase in deferred compensation plan assets.

• Current Liabilities

Our total current liabilities were $67.5 million at the end of 2006 compared with $58.4 million at the end of 2005. The increase was due primarily to the capitalization of certain long-term license agreements of $3.4 million and a $2.9 million increase in other accrued liabilities.

• Shareholders’ Equity

Shareholders’ equity was $290.6 million at the end of 2006 compared with $276.1 million at the end of 2005. The increase in 2006 included proceeds of $9.4 million from the sale of Common Stock under employee stock plans and $11.3 million of stock-based compensation partially offset by a net loss of $2.2 million, and stock repurchases of $2.2 million.

Impact of Recently Issued Accounting Standards

In February 2006, the FASB issued FASB Statement No. 155 (SFAS 155), “Accounting for Certain Hybrid Financial Instruments” an amendment of FASB Statements No. 133 and 140. SFAS 155 simplifies the accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. This Statement will be adopted by Actel in the first quarter of fiscal 2007. The adoption of SFAS 155 will not have a material impact on our consolidated results of operations and financial condition.

In June 2006, the FASB issued FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation is effective for fiscal years beginning after December 15, 2006 and will be adopted by Actel in the first quarter of fiscal 2007. The Company is evaluating the impact of this Interpretation, however, we currently do not expect that the adoption of FIN 48 will have a material effect on our results of operations and financial condition.

In June, 2006, the FASB ratified the consensus reached in EITF Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences”. This consensus provides that sabbatical leave or other similar benefits provided to an employee should be considered to accumulate over the service period as described in FASB Statement No. 43. This EITF is effective for fiscal years beginning after December 15, 2006 and will be adopted by Actel in the first quarter of fiscal 2007. Actel will record a $2.5 million cumulative adjustment, net of tax, to decrease the January 1, 2007 balance of retained earnings. We expect the annual impact to earnings to be immaterial.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosure of contingent assets and liabilities. The U.S. Securities and Exchange Commission has defined critical accounting policies as those that are most important to the portrayal of our financial condition and results and also require us to make the most difficult, complex and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Based upon this definition, our most critical policies include revenue recognition, inventories, legal matters and income taxes. During the first quarter of fiscal 2006, we implemented a new critical accounting policy, stock-based compensation expense, in conjunction with our adoption of SFAS 123(R). These policies, as well as the estimates and judgments involved, are discussed below. We also have other key accounting policies that either do not generally require us to make estimates and judgments that are as difficult or as subjective or they are less likely to have a material impact on our reported results of operations for a given period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates. In addition, if these estimates or their related assumptions change in the future, it could result in material expenses being recognized on the income statement.

• Revenues

We sell our products to OEMs and to distributors who resell our products to OEMs or their contract manufacturers. We recognize revenue on products sold to our OEMs upon shipment. Because sales to our distributors are generally made under agreements allowing for price adjustments, credits, and right of return under certain circumstances, we generally defer recognition of revenue on products sold to distributors until the products are resold by the distributor and price adjustments are determined, at which time our final net sales price is fixed. Deferred revenue net of the corresponding deferred cost of sales are recorded in the caption “deferred income on shipments to distributors” in the liability section of the consolidated balance sheet. Deferred income effectively represents the gross margin on the sale to the distributor, however, the amount of gross margin we recognize in future periods will be less than the originally recorded deferred income as a result of negotiated price concessions.

Distributors resell our products to end customers at various negotiated price points which vary by end customer, product, quantity, geography and competitive pricing environments. When a distributors’ resale is priced at a discount from list price, we credit back to the distributor a portion of their original purchase price after the resale transaction is complete. Thus, a portion of the deferred income on shipments to distributors balance will be credited back to the distributor in the future. Based upon historical trends and inventory levels on hand at each of our distributors as of December 31, 2006, we estimate that approximately $10.9 million of the deferred income on shipments to distributors on the Company’s balance sheet as of December 31, 2006, will be credited back to the distributors in the future. These amounts will not be recognized as revenue and gross margin in our Statement of Operations. Since we expect our distributors to “turn” their inventory balances five to six times a year, we expect that a majority of the inventory held by our distributors at the end of any quarter will be resold to end customers over the next two quarters.

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

There is a level of uncertainty in the distributor revenue estimation process and, accordingly, Actel maintains a reserve for revenue estimates exceeding actual sell through activity. As a result of ongoing improvements in distributor reporting and reconciliation processes and an evaluation of recent trends in variances between estimated amounts and actual sell through activity, in the third quarter of 2006 Actel adjusted its estimate of the distributor revenue reserve. The net effect of this change in estimate was to increase 2006 revenue by $1.2 million, increase costs of sales by $0.5 million, and increase gross margin by $0.7 million.

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

Our inventory valuation policies also take into consideration “last time buy” inventory purchases. Last time buys occur when a wafer supplier is about to shut down the manufacturing line used to make a product and we believe that our then current inventories are insufficient to meet foreseeable future demand. We made last time buys of certain products from our wafer suppliers in 2003 and 2005. Since this inventory was not acquired to meet current demand, we apply a discrete write down policy for inventory purchased in last time buy transactions and the related inventory are excluded from the standard excess and obsolescence write down policy. Inventory purchased in last time buy transactions will be evaluated on an ongoing basis for indications of excess or obsolescence based on rates of actual sell through; expected future demand for those products over a longer time horizon; and any other qualitative factors that may indicate the existence of excess or obsolete inventory. Evaluations of last time buy inventory in 2006 and 2005 resulted in write-downs of $0.2 million and $0.3 million of material, respectively. These write-downs were taken because actual sell through results did not meet expectations or estimations of expected future demand.

• Legal Matters and Loss Contingencies

From time to time we are notified of claims, including claims that we may be infringing patents owned by others, or otherwise become aware of conditions, situations, or circumstances involving uncertainty as to the existence of a liability or the amount of a loss. When probable and reasonably estimable, we make provisions for estimated liabilities. As we sometimes have in the past, we may settle disputes and/or obtain licenses under patents that we are alleged to infringe. We can offer no assurance that any pending or threatened claim or other loss contingency will be resolved or that the resolution of any such claim or contingency will not have a materially adverse effect on our business, financial condition, and/or results of operations. Our failure to resolve a claim could result in litigation or arbitration, which can result in significant expense and divert the efforts of our technical and management personnel, whether or not determined in our favor. Actel is a nominal defendant in a consolidated shareholder derivative action filed in the United States District Court for the Northern District of California against certain current and former officers and Directors. The Company and the individual defendants intend to defend these cases vigorously. In addition, our evaluation of the impact of these claims and contingencies could change based upon new information. Subject to the foregoing, we do not believe that the resolution of any pending or threatened legal claim or loss contingency is likely to have a materially adverse effect on our financial position as of December 31, 2006, or results of operations or cash flows for the fiscal year then ended.

• Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. We evaluate annually the realizability of our deferred tax assets by assessing our valuation allowance and, if necessary, we adjust the amount of such allowance. The factors used to assess the likelihood of realization include our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. We assessed our deferred tax assets at the end of 2006 and determined that it was more likely than not that we would be able to realize approximately $33.4 million of net deferred tax assets based upon our forecast of future taxable income and other relevant factors.

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

The Company recorded $11.0 million of stock-based compensation expense for the year ended December 31, 2006. As required by SFAS 123(R), management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. As of December 31, 2006, the total compensation cost related to options and nonvested stock granted to employees under the Company’s stock option plans but not yet recognized was approximately $11.5 million, net of estimated forfeitures of approximately $1 million. This cost will be amortized over a weighted-average period of 2.15 years and will be adjusted for subsequent changes in estimated forfeitures. As of December 31, 2006, the total compensation cost related to options to purchase shares of the Company’s common stock under the ESPP but not yet recognized was approximately $1.2 million. This cost will be amortized over a weighted-average period of 1.14 years.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2006, our investment portfolio consisted primarily of asset backed obligations, corporate bonds, floating rate notes, and federal and municipal obligations. The principal objectives of our investment activities are to preserve principal, meet liquidity needs, and maximize yields. To meet these objectives, we invest excess liquidity only in high credit quality debt securities with average maturities of less than two years. We also limit the percentage of total investments that may be invested in any one issuer. Corporate investments as a group are also limited to a maximum percentage of our investment portfolio.

Our investments in debt securities, which totaled $158.6 million at December 31, 2006, are subject to interest rate risk. An increase in interest rates could subject us to a decline in the market value of our investments. These risks are mitigated by our ability to hold these investments for a period of time sufficient to recover the carrying value of the investment which may not be until maturity. A hypothetical 100 basis point increase in interest rates compared with interest rates at December 31, 2006, and January 1, 2006, would result in a reduction of approximately $2.4 million and $1.5 million in the fair value of our available-for-sale debt securities held at December 31, 2006, and January 1, 2006, respectively.

The potential changes noted above are based upon sensitivity analyses performed on our financial position and expected operating levels at December 31, 2006. Actual results may differ materially.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ACTEL CORPORATION

CONSOLIDATED BALANCE SHEETS

	Dec. 31, 2006	Jan. 1, 2006
		Restated(1)
	(In thousands, except
	share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$33,699	$24,033
Short-term investments	124,022	119,158
Accounts receivable, net	22,017	25,287
Inventories	39,203	37,372
Deferred income taxes	30,389	21,489
Prepaid expenses and other current assets	9,492	8,554

Total current assets	258,822	235,893
Long-term investments	34,234	25,125
Property and equipment, net	22,770	23,859
Goodwill	30,209	32,142
Deferred tax asset	3,055	12,786
Other assets, net	19,832	13,391

	$368,922	$343,196

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,799	$14,503
Accrued salaries and employee benefits	5,984	5,452
Accrued license	9,098	5,714
Other accrued liabilities	7,366	4,482
Deferred income on shipments to distributors	29,297	28,251

Total current liabilities	67,544	58,402
Deferred compensation plan liability	4,428	3,667
Deferred rent liability	1,367	1,242
Long term accrued licenses, net	4,967	3,828

Total liabilities	78,306	67,139
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.001 par value per share; 4,500,000 shares authorized; 1,000,000 issued and converted to common stock; and none outstanding	—	—
Series A Preferred stock, $.001 par value per share; 500,000 shares authorized; none issued or outstanding	—	—
Common Stock, $.001 par value; 55,000,000 shares authorized; 26,516,850 and 25,733,490 shares issued and outstanding at December 31, 2006 and January 1, 2006, respectively	26	26
Additional paid-in capital	226,443	210,101
Deferred stock compensation	—	(63)
Retained earnings	64,578	66,733
Accumulated other comprehensive loss	(431)	(740)

Total shareholders’ equity	290,616	276,057

	$368,922	$343,196

(1)	See “Explanatory Note” immediately preceding Part I, Item 1 and Note 2, “Restatements of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-K.

See Notes to Consolidated Financial Statements

ACTEL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended,
	Dec. 31, 2006	Jan. 1, 2006	Jan. 2, 2005
		Restated(1)
			Restated(1)
	(In thousands, except per share amounts)

Net revenues	$191,499	$178,947	$165,402
Costs and expenses:
Cost of revenues	75,618	73,282	70,404
Research and development	56,926	48,242	45,701
Selling, general, and administrative	67,959	49,649	47,975
Amortization of acquisition-related intangibles	15	1,908	2,651

Total costs and expenses	200,518	173,081	166,731

Income (loss) from operations	(9,019)	5,866	(1,329)
Interest income and other, net of expense	7,128	3,912	3,398

Income (loss) before tax provision (benefit)	(1,891)	9,778	2,069
Tax provision (benefit)	264	2,742	(705)

Net income (loss)	$(2,155)	$7,036	$2,774

Net income (loss) per share:
Basic	$(0.08)	$0.28	$0.11

Diluted	$(0.08)	$0.28	$0.11

Shares used in computing net income (loss) per share:
Basic	26,106	25,277	25,584

Diluted	26,106	25,545	26,381

(1)	See “Explanatory Note” immediately preceding Part I, Item 1 and Note 2, “Restatements of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-K.

See Notes to Consolidated Financial Statements

ACTEL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND ACCUMULATED OTHER
COMPREHENSIVE INCOME/(LOSS)

					Accumulated
					Other	Total
	Common	Additional	Deferred Stock	Retained	Comprehensive	Shareholders’
	Stock	Paid-in Capital	Compensation	Earnings	Income (Loss)	Equity
	(In thousands, except share amounts)

Balance at January 1, 2004, as previously reported	$25	$184,674	$(44)	$79,518	$260	$264,433
Cumulative effect of restatements	—	15,780	(1,267)	(12,165)	—	2,348

Balance at January 1, 2004 — Restated(1)	25	200,454	(1,311)	67,353	260	266,781

Net income	—	—	—	2,774	—	2,774
Other comprehensive income (loss):
Change in unrealized loss on investments	—	—	—	—	(700)	(700)

Total comprehensive income	—	—	—	2,774	(700)	2,074
Adjustment for stock-based compensation expense associated with remeasured grants	—	950	—	—	—	950
Other adjustments for stock-based compensation expense	—	(604)	—	—	—	(604)
Adjustment to income tax benefit	—	(51)	—	—	—	(51)
Reversal of unearned stock-based compensation expense due to employee terminations, net	—	(1,012)	1,012	—	—	—
Issuance of stock option to consultant	—	74	—	—	—	74
Issuance of 682,106 shares of Common Stock under employee stock plans	1	8,174	—	—	—	8,175
Repurchase of 661,697 shares of Common Stock	(1)	(4,888)	—	(4,738)	—	(9,627)
Cashless exercise of options to purchase 54,563 shares of Common Stock using 30,563 mature shares of Common Stock	—	598	—	(598)	—	—
Amortization of unearned compensation cost	—	—	44	—	—	44

Balance at January 2, 2005 — Restated(1)	$25	$203,695	$(255)	$64,791	$(440)	$267,816

(1)	See “Explanatory Note” immediately preceding Part I, Item 1 and Note 2, “Restatements of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-K.

See Notes to Consolidated Financial Statements

ACTEL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND ACCUMULATED OTHER
COMPREHENSIVE INCOME/(LOSS)

					Accumulated
					Other	Total
	Common	Additional	Deferred Stock	Retained	Comprehensive	Shareholders’
	Stock	Paid-in Capital	Compensation	Earnings	Income (Loss)	Equity
	(In thousands, except share amounts)

Balance at January 2, 2005 — Restated(1)	$25	$203,695	$(255)	$64,791	$(440)	$267,816

Net income	—	—		7,036	—	7,036
Other comprehensive income (loss):
Change in unrealized loss on investments	—	—	—	—	(300)	(300)

Total comprehensive income	—	—		7,036	(300)	6,736
Adjustment for stock-based compensation expense associated with remeasured grants	—	186	—	—	—	186
Other adjustments for stock-based compensation expense	—	(431)	—	—	—	(431)
Reversal of unearned compensation expense due to expiration of options	—	646	—	—	—	646
Tax impact of stock-based compensation	—	(88)	—	—	—	(88)
Reversal of unearned stock-based compensation expense due to employee terminations, net	—	(192)	192	—	—	—
Issuance of 951,835 shares of Common Stock under employee stock plans	1	10,987	—	—	—	10,988
Repurchase of 627,500 shares of Common Stock	—	(4,702)	—	(5,094)	—	(9,796)

Balance at January 1, 2006 — Restated(1)	26	210,101	(63)	66,733	(740)	276,057

Net loss	—	—	—	(2,155)	—	(2,155)
Other comprehensive income (loss):
Change in unrealized loss on investments	—	—	—	—	309	309

Total comprehensive loss	—	—	—	(2,155)	309	(1,846)
Stock based compensation	—	11,256	—	—	—	11,256
Reversal of deferred tax assets upon cancellation of options	—	(2,054)	—	—	—	(2,054)
Issuance of 906,380 shares of Common Stock under employee stock plans	—	9,437	—	—	—	9,437
Repurchase of 123,020 shares of Common Stock	—	(2,234)	—	—	—	(2,234)
Reversal of unearned stock-based compensation upon adoption of SFAS No. 123R	—	(63)	63	—	—	—

Balance at December 31, 2006	$26	$226,443	$—	$64,578	$(431)	$290,616

(1)	See “Explanatory Note” immediately preceding Part I, Item 1 and Note 2, “Restatements of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-K.

See Notes to Consolidated Financial Statements

ACTEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended,
	Dec. 31, 2006	Jan. 1, 2006	Jan. 2, 2005
		Restated(1)	Restated(1)
	(In thousands)

Operating activities:
Net income(loss)	$(2,155)	$7,036	$2,774
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,782	11,033	10,496
Stock compensation cost recognized	10,990	(233)	1
Changes in operating assets and liabilities:
Accounts receivable	3,270	(8,854)	2,946
Inventories	(1,564)	3,846	(2,554)
Deferred income taxes	(434)	2,187	(568)
Prepaid expenses and other current assets	(938)	(2,446)	(1,366)
License agreements and other long-term assets	(5,627)	(7,894)	1
Accounts payable, accrued salaries and employee benefits, and other accrued liabilities	10,159	11,992	(3,048)
Deferred income on shipments to distributors	1,046	5,918	1,213

Net cash provided by operating activities	24,529	22,585	9,895
Investing activities:
Purchases of property and equipment	(8,678)	(10,180)	(10,714)
Purchases of available-for-sale securities	(145,200)	(72,252)	(166,356)
Sales and maturities of available-for-sale securities	131,731	75,767	161,657
Changes in other long term assets	81	516	(273)

Net cash used in investing activities	(22,066)	(6,149)	(15,686)
Financing activities:
Issuance of Common Stock under employee stock plans	9,437	10,988	8,175
Repurchase of Common Stock	(2,234)	(9,796)	(9,627)

Net cash provided by (used in) financing activities	7,203	1,192	(1,452)
Net increase (decrease) in cash and cash equivalents	9,666	17,628	(7,243)
Cash and cash equivalents, beginning of year	24,033	6,405	13,648

Cash and cash equivalents, end of year	$33,699	$24,033	$6,405

Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$510	$435	$431
Supplemental schedule of non-cash activities:
Accrual of long-term license agreements	$9,557	$10,678	$—

(1)	See “Explanatory Note” immediately preceding Part I, Item 1 and Note 2, “Restatements of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-K.

See Notes to Consolidated Financial Statements

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

The leading supplier of nonvolatile solutions, Actel Corporation, founded in California in 1985, designs, develops, and markets Flash- and antifuse-based field-programmable gate arrays (FPGAs) for a wide range of applications within the aerospace, automotive, avionics, communications, consumer, industrial, medical, and military markets. In support of its FPGA devices, the company also offers design and development software, intellectual property (IP) cores, programming hardware, debugging tool kits and demonstration boards, design services, field engineering and technical support. We sell our products globally through a worldwide, multi-tiered sales and distribution network.

Advertising and Promotion Costs

Our policy is to expense advertising and promotion costs as they are incurred. Our advertising and promotion expenses were approximately $3.4 million in 2006, $3.4 million in 2005 and $3.2 million in 2004 and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

Our fiscal year ends on the first Sunday after December 30th. Fiscal 2006 ended on December 31, 2006, fiscal 2005 ended on January 1, 2006, and fiscal 2004 ended on January 2, 2005.

Cash Equivalents and Investments

For financial statement purposes, we consider all highly liquid debt instruments with insignificant interest rate risk and a maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist primarily of cash deposits in money market funds that are available for withdrawal without restriction. Investments consist principally of corporate, federal, state, and local municipal obligations. See Note 4 for further information regarding short-term investments.

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

We monitor all of our equity investments for impairment on a periodic basis. In the event that the carrying value of the equity investment exceeds its fair value and the decline in value is determined to be other than temporary, the carrying value is reduced to its current fair market value. See Note 4 for further information regarding investments.

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

In accordance with SFAS No. 115, if a decline in value below cost is determined to be other than temporary, the unrealized losses will be recorded as expense in the period when that determination is made. In the absence of other

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

overriding factors, we consider a decline in market value to be other than temporary when a publicly traded stock or a debt security has traded below book value for a consecutive six-month period. If an investment continues to trade below book value for more than six months, and mitigating factors such as general economic and industry specific trends including the creditworthiness of the issuer are not present this investment would be evaluated for impairment and written down to a balance equal to the estimated fair value at the time of impairment, with the amount of the write-down realized as expense on the income statement. If management concludes it has the intent and ability as necessary, to hold such securities for a period of time sufficient to allow for an anticipated recovery of fair value up to the cost of the investment, and the issuers of the securities are creditworthy, no other-than-temporary impairment is deemed to exist. No impairment charges were recorded for 2006, 2005 or 2004.

We maintain trading assets to generate returns that offset changes in liabilities related to our deferred compensation plan. The trading assets consist of insurance contracts, which are stated at fair value, and our Common Stock contributed to the plan by participants, which is stated at historical value. Recognized gains and losses are included in interest income and other, net of expense, and generally offset the change in the deferred compensation liability, which is also included in interest income and other, net of expense. Net losses on the trading asset portfolio were $0.2 million in 2006, and $0.1 million in 2005 and 2004. The deferred compensation assets were $4.1 million in 2006, $3.3 million in 2005 and $3.0 million in 2004 and the deferred compensation liabilities were $4.4 million, $3.7 million, and $3.3 million, respectively, in those years.

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

We sell our products to customers in diversified industries. We are exposed to credit risks in the event of non-payment by customers to the extent of amounts recorded on the balance sheet. We limit our exposure to credit risk by performing ongoing credit evaluations of our customers’ financial condition and generally require no collateral. We are exposed to credit risks in the event of insolvency by our customers and manage such exposure to accounting losses by limiting the amount of credit extended whenever deemed necessary. Our distributors accounted for approximately 77% of our revenues in 2006, 64% of our revenues in 2005 and 67% in 2004. During 2003, we consolidated our distribution channel by terminating our agreement with Pioneer, leaving Memec as our sole distributor in North America. On April 26, 2005, Avnet, Inc. (Avnet) and Memec Group Holdings Ltd. (Memec) announced they had reached a definitive agreement for Avnet to acquire Memec in a stock and cash transaction. On July 5, 2005, Avnet announced the completion of its acquisition of Memec. The loss of Avnet as a distributor could have a material adverse effect on our business, financial condition and results of operations. We had no single end customer accounting for greater than 10% of net revenues in 2006, 2005 or 2004.

As of December 31, 2006, we had accounts receivable totaling $22.0 million, net of an allowance for doubtful accounts of $0.6 million. If sales levels were to increase the level of receivables would likely also increase. In the event that customers were to delay their payments to us, the levels of accounts receivable would also increase. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is based on past payment history with the customer, analysis of the customer’s current financial condition, outstanding invoices older than 90 days, and other known factors. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required and our operating results would be negatively impacted.

We depend on a limited number of independent wafer manufacturers, subcontractors for the assembly and packaging of our products and software and hardware developers for the design, development and maintenance of our products. Our reliance on these independent suppliers of products and services involves certain risks, including lack of control over capacity allocation, delivery schedules and customer support. We have no long-term contracts

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with our subcontractors and certain of those subcontractors sometimes operate at or near full capacity. Any significant disruption in supplies or services from, or degradation in the quality of components or services supplied by, our subcontractors could have a materially adverse effect on our business, financial condition, and/or operating results.

Fair Value of Financial Instruments

We use the following methods and assumptions in estimating our fair value disclosures for financial instruments:

• Accounts Payable

The carrying amount reported in the balance sheets for accounts payable approximates fair value because of relatively short payment terms.

• Cash and Cash Equivalents

The carrying amounts reported in the balance sheets for cash and cash equivalents approximate fair value because of the relatively short time to maturity.

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

Goodwill and other Acquisition-Related Intangibles

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which addresses the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition, we test goodwill for impairment annually or more frequently if certain events or changes in circumstances indicate that the carrying value may not be recoverable. We completed our annual goodwill impairment tests and noted no impairment. The initial test of goodwill impairment requires us to compare our fair value with our book value, including goodwill. Based on our total market capitalization, which we believe represents the best indicator of our fair value, we determined that our fair value was in excess of our book value. Since we found no indication of impairment, no further testing was necessary.

At January 1, 2006 and January 2, 2005 we had identified intangible assets arising from prior business acquisitions with a net book value of $15,000 and $1.9 million, respectively, which were being amortized on a straight line basis over their estimated lives. These non-goodwill intangible assets were fully amortized in 2006.

Impact of Recently Issued Accounting Standards

In February 2006, the FASB issued FASB Statement No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments” an amendment of FASB Statements No. 133 and 140. SFAS 155 simplifies the accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid financial instrument

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In June 2006, the FASB issued FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation is effective for fiscal years beginning after December 15, 2006 and will be adopted by Actel in the first quarter of fiscal 2007. The Company is evaluating the impact of this Interpretation, however, we currently do not expect that the adoption of FIN 48 will have a material effect on our results of operations and financial condition.

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

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We made “last time buys” of certain products from our wafer suppliers during 2003 and 2005. Our inventory valuation policy has been designed to take into consideration last time buy inventory purchases. Last time buys occur when a wafer supplier is about to shut down the manufacturing line used to make a product and current inventories are insufficient to meet foreseeable future demand. Since this inventory was not acquired to meet current demand, we did not believe the application of our existing inventory write down policy was appropriate, so a discrete write down policy was established for inventory purchased in last time buy transactions. As a consequence, these transactions and the related inventory are excluded from our standard excess and obsolescence write down policy. Inventory purchased in last time buy transactions is evaluated on an ongoing basis for indications of excess

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

or obsolescence based on rates of actual sell through; expected future demand for those products over a longer time horizon; and any other qualitative factors that may indicate the existence of excess or obsolete inventory. In the event that actual sell through does not meet expectations and estimations of expected future demand decrease, last time buy inventory may be written down. Evaluations of last time buy inventory in 2005 resulted in a write down of $0.3 million of last time buy material. No write down of last time buy material had been recorded in 2006 or prior to 2005. Approximately $1.9 million and $4.3 million related to last time buy purchases was included in inventory on the balance sheet at year end 2006 and 2005 respectively.

Legal Matters and Loss Contingencies

From time to time we are notified of claims, including claims that we may be infringing patents owned by others, or otherwise become aware of conditions, situations, or circumstances involving uncertainty as to the existence of a liability or the amount of a loss. When probable and reasonably estimable, we make provisions for estimated liabilities. As we sometimes have in the past, we may settle disputes and/or obtain licenses under patents that we are alleged to infringe. We can offer no assurance that any pending or threatened claim or other loss contingency will be resolved or that the resolution of any such claim or contingency will not have a materially adverse effect on our business, financial condition, and/or results of operations. Our failure to resolve a claim could result in litigation or arbitration, which can result in significant expense and divert the efforts of our technical and management personnel, whether or not determined in our favor. Actel is a nominal defendant in a consolidated shareholder derivative action filed in the United States District Court for the Northern District of California against certain current and former officers and Directors. The Company and the individual defendants intend to defend these cases vigorously. In addition, our evaluation of the impact of these claims and contingencies could change based upon new information. Subject to the foregoing, we do not believe that the resolution of any pending or threatened legal claim or loss contingency is likely to have a materially adverse effect on our financial position as of December 31, 2006, or results of operations or cash flows for the fiscal year then ended.

Property and Equipment

Property and equipment is carried at cost less accumulated depreciation and amortization. Depreciation and amortization have been provided on a straight-line basis over the following estimated useful lives:

Equipment	2 to 5 years
Furniture and fixtures	3 to 5 years
Leasehold improvements	Shorter of useful life or remaining term of lease

See Note 3 for information on property and equipment amounts.

Revenue Recognition

We sell our products to OEMs and to distributors who resell our products to OEMs or their contract manufacturers. We recognize revenue on products sold to our OEMs upon shipment. Because sales to our distributors are generally made under agreements allowing for price adjustments, credits, and right of return under certain circumstances, we generally defer recognition of revenue on products sold to distributors until the products are resold by the distributor and price adjustments are determined at which time our final net sales price is fixed. Deferred revenue net of the corresponding deferred cost of sales are recorded in the caption deferred income on shipments to distributors in the liability section of the consolidated balance sheet. Deferred income effectively represents the gross margin on the sale to the distributor, however, the amount of gross margin we recognize in future periods will be less than the originally recorded deferred income as a result of negotiated price concessions. Distributors resell our products to end customers at various negotiated price points which vary by end customer, product, quantity, geography and competitive pricing environments. When a distributors’ resale is priced at a discount from list price, we credit back to the distributor a portion of their original purchase price after the resale transaction is complete. Thus, a portion of the deferred income on shipments to distributors balance will be credited

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

back to the distributor in the future. Based upon historical trends and inventory levels on hand at each of our distributors as of December 31, 2006, we currently estimate that approximately $10.9 million of the deferred income on shipments to distributors on the Company’s balance sheet as of December 31, 2006, will be credited back to the distributors in the future. These amounts will not be recognized as revenue and gross margin in our Statement of Operations. Since we expect our distributors to “turn” their inventory balances five to six times a year, we expect that a majority of the inventory held by our distributors at the end of any quarter will be resold to end customers over the next two quarters.

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

There is a level of uncertainty in the distributor revenue estimation process and, accordingly, Actel maintains a reserve for revenue estimates exceeding actual sell through activity. As a result of ongoing improvements in distributor reporting and reconciliation processes and an evaluation of recent trends in variances between estimated amounts and actual sell through activity, in the third quarter of 2006 Actel adjusted its estimate of the distributor revenue reserve. The net effect of this change in estimate was to increase 2006 revenue by $1.2 million, increase costs of sales by $0.5 million, and increase gross margin by $0.7 million.

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

Stock-Based Compensation

Adoption of SFAS 123(R)

Prior to January 2, 2006, we accounted for our stock options and equity awards in accordance with the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and had elected to follow the “disclosure only” alternative prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation.” Under this approach we accounted for stock-based awards to employees using the intrinsic value method in accordance with APB Opinion No. 25 and FASB Interpretation (FIN) No. 44, “Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB Opinion No. 25.” Accordingly, no compensation cost was recognized for our fixed-cost stock option plans when stock-based awards were issued at fair market value on the date of grant for our stock option plans or 85% of fair market value at the date of grant for our employee stock purchase plan. Options and warrants granted to consultants and vendors were accounted for at fair value determined by using the Black-Scholes-Merton method in accordance with Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” and FIN No. 44.

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective January 2, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (Revised 2004), “Share-Based Payment,” “SFAS 123(R)”, using the modified-prospective transition method. Under this transition method, stock-based compensation cost recognized in 2006, includes: (a) compensation cost for all unvested stock-based awards as of January 2, 2006, that were granted prior to January 2, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all stock-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

We receive a tax deduction for certain stock option exercises in the period options are exercised, generally for the excess of the fair market value of the options at the exercise date over the exercise prices of the options. Prior to the adoption of SFAS 123(R) we reported all tax benefits resulting from the exercise of stock options as operating cash flows in our consolidated statement of cash flows. Beginning in 2006, the excess tax benefits from the exercise of stock options are reported as financing cash flows in accordance with SFAS 123(R).

Determining Fair Value

Valuation and amortization method  — The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing formula and multiple option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

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

Expected Volatility — Effective January 2, 2006, pursuant to the SEC’s Staff Accounting Bulletin 107, the Company reevaluated the assumptions used to estimate stock price volatility and determined that it would place exclusive reliance on historical stock price volatility that corresponds to the period of expected term as the Company has no reason to believe that the future stock price volatility over the expected term is likely to differ from past stock price volatility.

Expected Dividend  — The Black-Scholes-Merton valuation model calls for a single expected dividend yield as an input. The dividend yield is determined by dividing the expected per share dividend during the coming year by the grant date stock price. The expected dividend assumption is based on the Company’s current expectations about its stated dividend policy which is to not pay dividends to its shareholders.

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

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value  — The fair value of the Company’s stock options granted to employees for the year ended December 31, 2006, was estimated using the following weighted- average assumptions:

Option Plan Shares
Expected term (in years)	4.65
Volatility	44.4%
Risk-free interest rate	4.5%
Estimated forfeitures	3%
Weighted-average fair value	$7.22
ESPP Shares
Expected term (in years)	1.27
Volatility	32.0%
Risk-free interest rate	4.6%
Estimated forfeitures	3%
Weighted-average fair value	$4.07

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

Pro Forma Information for Periods Prior to Adoption of FAS 123(R)

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

	Stock Options		Stock Purchase Plan Rights
Year Ended December 31,	2005	2004	2005	2004

Expected life of options (years)	3.90	4.18	1.29	1.24
Expected stock price volatility	51%	57%	48%	56%
Risk-free interest rate	3.7%	3.0%	3.7%	2.3%

The weighted-average fair value per share of options granted during 2005 was $6.57 and during 2004 was $10.43. The weighted-average fair value per share of ESPP rights granted during 2005 was $5.35 and during 2004 was $6.01.

The following pro forma net loss per share were determined as if we had accounted for employee stock-based compensation for our employee stock plans under the fair value method prescribed by FAS 123.

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended
	January 1,			January 2,
	2006			2005
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
	(In thousands, except per share amounts)

Net income as reported	$7,036	$—	$7,036	$2,394	$380	$2,774
Add back:
Stock-based compensation included in reported net income, net of tax(1)	—	(149)	(149)	118	211	329
Less:
Total stock-based employee compensation expense determined under the fair value method for all awards, net of tax	(12,401)	(113)	(12,514)	(12,411)	(396)	(12,807)

Pro forma net loss	$(5,365)	$(262)	$(5,627)	$(9,899)	$195	$(9,704)

Net income per share as reported:
Basic	$0.28	$0.00	$0.28	$0.09	$0.01	$0.11

Diluted	$0.28	$0.00	$0.28	$0.09	$0.01	$0.11

Pro forma net income (loss) per share:
Basic	$(0.21)	$(0.01)	$(0.22)	$(0.39)	$0.01	$(0.38)

Diluted	$(0.21)	$(0.01)	$(0.22)	$(0.39)	$0.01	$(0.38)

(1)	Adjustments reflect the sum of stock-based compensation expense associated with remeasured grants, net of tax, plus other stock-based compensation expense, net of tax

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

Reclassifications

Certain amounts from prior years have been reclassified in the Consolidated Balance Sheet to conform to the current year presentation.

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Restatement of Financial Statements

Restatement of Previously-Issued Financial Statements

This Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (“2006 Form 10-K”), includes restatements of the following previously-filed financial statements and data (and related disclosures): (i) our consolidated balance sheet as of January 1, 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the fiscal years ended January 1, 2006 and January 2, 2005; and (ii) our unaudited quarterly financial information for the first two quarters in the fiscal year ended December 31, 2006, and for all four quarters in the fiscal year ended January 1, 2006. We also recorded adjustments affecting previously-reported financial statements for fiscal years 1994 through 2003, the effects of which are summarized in cumulative adjustments to additional paid-in capital, deferred stock-based compensation, and retained earnings as of January 4, 2004. All restatements are a result of an independent stock option investigation conducted by a Special Committee of our Board of Directors and additional reviews conducted by our management.

In addition, we have restated the pro forma amortization of deferred stock compensation included in the pro forma net income (loss), net of tax, and total stock-based employee compensation expenses determined under the fair value based method, net of tax, under SFAS 123 and reported in Note 1 to the consolidated financial statements to reflect the impact of the stock-based compensation expense resulting from the correction of these past stock option grants.

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

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

•	A process of making “non-monthly grants” on irregular dates primarily for (i) eleven annual Evergreen option grants to continuing employees and one additional Evergreen option grant in 2003, (ii) options to continuing employees in connection with two repricings (one in 1996 and one in 1998) and two exchanges (one in 2001 and one in 2006), and (iii) options to new employees retained in connection with four business combinations or acquisitions (one in 1998, one in 1999, and two in 2000). Any new-hire, promotion, merit-adjustment, and/or patent-award options that were pending on the date of these non-monthly grants were usually also awarded, and new-hire promotion, merit-adjustment, and/or patent-award options were sometimes awarded by themselves in non-monthly grants. Primarily because our non-monthly grant process (which was abandoned in 2004) did not use stock option grant dates that were fixed in advance, the Special Committee concluded that it was not a reliable process with respect to the risk of stock option backdating to the extent that hindsight could have been used (and in one instance was found to have been used) to select the stated grant dates. Accordingly, the Special Committee recommended, and we agree, that the completion of the formal Compensation Committee approval procedure subsequent to the stated grant date does require a correction in the measurement date for a monthly grant.

•	A process of making “automatic grants” of Director options. The automatic grant process uses stock option grant dates that are fixed in advance for replenishment options so the Special Committee concluded that it is

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Payroll and Withholding Taxes and Penalties

Internal Revenue Code Section 421 prohibits the granting of Incentive Stock Options (“ISOs”) with an exercise price below the fair market value of the underlying shares on the date of grant. The Company issued both ISOs and Non Qualified Stock Options (“NQSOs”) during the period investigated. As described above, 28 of our stock option granting actions were subject to revised measurement dates (the last of which was in March 2004). For all but five of the granting actions, the fair market value of our Common Stock on the revised measurement date was higher than the fair market value of our Common Stock on the stated grant date.

Therefore, many of the stock options that were granted as ISOs should have been treated as Non-Qualified (“NQ”) stock options for purposes of payroll taxes and federal and state income tax withholding. ISOs receive special tax treatment by not being taxed or subject to FICA withholding at the time of exercise. The shares acquired upon the exercise of ISOs are taxable at the time of disposition and, if held for the required length of time, may receive the benefit of capital gains tax treatment. If not held for the required length of time, shares acquired upon the exercise of ISOs are taxed as ordinary income.

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

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We have incurred substantial expenses for legal, accounting, tax, and other professional services in connection with the Special Committee’s investigation, our internal reviews, the preparation of the restated consolidated financial statements, the SEC informal inquiry, and the derivative litigation. These expenses, which are included in selling, general and administrative expenses, were approximately $2.0 million for the year ended December 31, 2006, and are expected to be approximately $5.5 million for the 2007 fiscal year.

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

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For explanatory purposes and to assist in analysis of our consolidated financial statements, the impact of the stock option and other adjustments that were affected by the restatement are summarized below (in thousands):

	Adjustment to				Other
	Stock-Based			Subtotal	Deferred	Other
	Compensation	Other	Adjustment to	Stock-Based	Revenue	Adjustments-	Adjustment
	Expense	Adjustments to	Payroll	Compensation	Adjustments	Other	to Income	Total
	Associated with	Stock-Based	Tax	Expense and	Associated with	Income and	Tax	Restatement
	Remeasured	Compensation	Expense	Payroll	European	Expense	Expense	Expense
Fiscal Year	Grants	Expense	(Benefit)	Taxes	Distributor	Charges(1)	(Benefit)	(Benefit)

1994	$—	$60	$—	$60	$—	$—	$(24)	$36
1995	205	27	—	232	—	—	(73)	159
1996	539	42	6	587	—	—	(175)	412
1997	823	32	23	878	—	—	(262)	616
1998	937	35	18	990	—	—	(307)	683
1999	814	12	105	931	—	—	(242)	689
2000	2,574	92	347	3,013	(1,528)	—	(436)	1,049
2001	5,455	485	88	6,028	(100)	(17)	(2,111)	3,800
2002	2,810	(73)	93	2,830	203	(31)	(953)	2,049
2003	2,155	1,687	181	4,023	—	20	(1,370)	2,673

Cumulative through January 4, 2004	16,312	2,399	861	19,572	(1,425)	(28)	(5,953)	12,166
2004	950	(604)	(312)	34	100	(463)	(51)	(380)
2005	186	(431)	(91)	(336)	338	12	(14)	—

Total	$17,448	$1,364	$458	$19,270	$(987)	$(479)	$(6,018)	$11,786

(1)	Reflects mark to market adjustments relating to $1.0 million of awards originally charged to stock-based compensation which were subsequently classified as liability awards following the termination of employment.

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables reflect the impact of the restatement on our consolidated financial statements as of January 1, 2006, and for the years ended January 1, 2006 and January 2, 2005:

Consolidated Statement of Operations

		Restatement
	As Previously	Adjustments
Year Ended January 1, 2006	Reported	(1)(2)	As Restated
	(In thousands, except per share data)

Net revenues	$179,397	$(450)	$178,947
Costs and expenses
Cost of revenues	73,392	(110)	73,282
Research and development	48,173	69	48,242
Selling, general and administrative	50,056	(407)	49,649
Amortization of acquisition-related intangibles	1,908		1,908

Total costs and expenses	173,529	(448)	173,081

Income (loss) from operations	5,868	(2)	5,866
Interest income and other, net of expense	3,924	(12)	3,912

Income (loss) before tax provision (benefit)	9,792	(14)	9,778
Tax provision (benefit)	2,756	(14)	2,742

Net income	$7,036	—	$7,036

Net income per share:
Basic:	$0.28	$0.00	$0.28

Diluted:	$0.28	$0.00	$0.28

Shares used in computing net income per share:
Basic:	25,277	—	25,277

Diluted:	25,556	(11)	25,545

(1)	Adjustment of $450 to revenue and adjustment of ($112) to cost of revenue for European distributor deferred income.

(2)	Restatement adjustments of ($245) for stock-based compensation expenses, relating to improper measurement dates, other stock option modifications, adjustments to other income and expense of $12, and related payroll and income tax benefit impacts of ($91) and ($14), respectively.

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Statement of Operations

	As	Restatement
	Previously	Adjustments
Year Ended January 2, 2005	Reported	(1)(2)	As Restated
	(In thousands, except per share data)

Net revenues	$165,536	$(134)	$165,402
Costs and expenses
Cost of revenues	70,451	(47)	70,404
Research and development	45,360	341	45,701
Selling, general and administrative	48,269	(294)	47,975
Amortization of acquisition-related intangibles	2,651	—	2,651

Total costs and expenses	166,731	—	166,731

Loss from operations	(1,195)	(134)	(1,329)
Interest income and other, net of expense	2,935	463	3,398

Income before tax benefit	1,740	329	2,069
Tax benefit	(654)	(51)	(705)

Net income	$2,394	$380	$2,774

Net income per share:
Basic:	$0.09	$0.01	$0.11

Diluted:	$0.09	$0.01	$0.11

Shares used in computing net income per share:
Basic:	25,584	—	25,584

Diluted:	26,421	(40)	26,381

(1)	Adjustment of $134 to revenue and adjustment of ($34) to cost of revenue for European distributor deferred income.

(2)	Restatement adjustments of $346 for stock-based compensation expenses, relating to improper measurement dates, other stock option modifications, adjustments to other income and expense of ($463) and related payroll and income tax benefit impacts of ($312) and ($51), respectively.

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Balance Sheet

	As Previously
January 1, 2006	Reported	Adjustments(1)(2)	As Restated
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$24,033	$—	$24,033
Short-term investments(3)	119,158	—	119,158
Accounts receivable, net(4)	25,287	—	25,287
Inventories	37,372	—	37,372
Deferred income taxes	21,489	—	21,489
Prepaid expenses and other current assets(4)	8,554	—	8,554

Total current assets	235,893	—	235,893
Long-term investments(3)	25,125	—	25,125
Property and equipment, net	23,859	—	23,859
Goodwill	32,142	—	32,142
Deferred tax asset	9,979	2,807	12,786
Other assets, net	13,391	—	13,391

	$340,389	$2,807	$343,196

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,503	$—	$14,503
Accrued salaries and employee benefits	4,994	458	5,452
Accrued license	5,714	—	5,714
Other accrued liabilities	4,482	—	4,482
Deferred income on shipments to distributors	29,238	(987)	28,251

Total current liabilities	58,931	(529)	58,402
Deferred compensation plan liability	3,667	—	3,667
Deferred rent liability	1,242	—	1,242
Long term accrued licenses, net	3,828	—	3,828

Total liabilities	67,668	(529)	67,139
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.001 par value per share; 4,500,000 shares authorized; 1,000,000 issued and converted to common stock; and none outstanding	—	—	—
Series A Preferred stock, $.001 par value per share; 500,000 shares authorized; none issued or outstanding	—	—	—
Common Stock, $.001 par value; 55,000,000 shares authorized; 25,733,490 shares issued and outstanding at January 1, 2006	26	—	26
Additional paid-in capital	194,916	15,185	210,101
Deferred compensation	—	(63)	(63)
Retained earnings	78,519	(11,786)	66,733
Accumulated other comprehensive loss	(740)	—	(740)

Total shareholders’ equity	272,721	3,336	276,057

	$340,389	$2,807	$343,196

(1)	Cumulative adjustment of ($987) for European distributor deferred income.

(2)	Cumulative restatement adjustments for stock-based compensation expenses, relating to improper measurement dates, other stock option modifications and related payroll and income tax expense (benefit) impacts.

(3)	The Company has reclassified $1,581 of previously reported long-term investments to short-term to conform to the current presentation.

(4)	The Company has reclassified $1,549 previously reported as accounts receivable, net to prepaid expenses and other current assets to conform to the current presentation.

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The impact of recognizing additional stock compensation and other adjustments on each component of shareholders’ equity at the end of each year is summarized as follows (in thousands):

	Common Stock &
	Additional Paid in	Deferred Stock		Net Impact to
Fiscal Year	Capital	Compensation	Retained Earnings	Shareholders’ Equity

1994	$60	$—	$(36)	$24
1995	2,142	(1,911)	(159)	72
1996	678	(191)	(412)	75
1997	2,048	(1,293)	(616)	139
1998	(269)	1,034	(683)	82
1999	3,350	(2,762)	(689)	(101)
2000	6,011	(3,711)	(1,049)	1,251
2001	1,011	3,283	(3,800)	494
2002	494	1,992	(2,049)	437
2003	255	2,292	(2,673)	(126)

Cumulative through January 4, 2004	15,780	(1,267)	(12,166)	2,347
2004	(716)	1,012	380	676
2005	121	192	0	314

Total	$15,185	$(63)	$(11,786)	$3,337

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Statement of Cash Flows

	As	Restatement
	Previously	Adjustments
Year Ended January 1, 2006	Reported	(1)(2)	As Restated
	(In thousands)

Operating activities:
Net income	$7,036	$—	$7,036
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,033	—	11,033
Stock compensation cost recognized	—	(233)	(233)
Changes in operating assets and liabilities:
Accounts receivable(3)	(8,854)	—	(8,854)
Inventories	3,846	—	3,846
Deferred income taxes	2,201	(14)	2,187
Prepaid expenses and other current assets(3)(4)	(2,446)	—	(2,446)
License agreements and other long-term assets(4)	(7,894)	—	(7,894)
Accounts payable, accrued salaries and employee benefits, and other accrued liabilities(3)(4)	12,083	(91)	11,992
Deferred income on shipments to distributors	5,580	338	5,918

Net cash provided by operating activities	22,585	—	22,585
Investing activities:
Purchases of property and equipment	(10,180)	—	(10,180)
Purchases of available-for-sale securities	(72,252)	—	(72,252)
Sales and maturities of available-for-sale securities	75,767	—	75,767
Changes in other long term assets	516	—	516

Net cash used in investing activities	(6,149)	—	(6,149)
Financing activities:
Issuance of Common Stock under employee stock plans	10,988	—	10,988
Repurchase of Common Stock	(9,796)	—	(9,796)

Net cash provided by financing activities	1,192	—	1,192
Net increase in cash and cash equivalents	17,628	—	17,628
Cash and cash equivalents, beginning of year	6,405	—	6,405

Cash and cash equivalents, end of year	$24,033	$—	$24,033

Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$435	$—	$435
Supplemental schedule of non-cash activities:
Accrual of long-term license agreements	$10,678	$—	$10,678

(1)	Adjustment of $450 to European distributor deferred revenue and adjustment of ($112) to Cost of Revenue for European distributor.

(2)	Restatement adjustments for stock-based compensation expenses, relating to improper measurement dates, other stock option modifications and related payroll and income tax expense (benefit) impacts.

(3)	The Company has reclassified $296 of previously reported accounts receivable to prepaid expenses and other current assets and ($1,005) of previously reported accounts receivable to accounts payable, accrued salaries and employee benefits, and other accrued liabilities. Both reclassifications were made to conform to the current presentation.

(4)	The Company has reclassified $9,518 of previously reported accounts payable, accrued salaries and employee benefits, and other accrued liabilities to prepaid expenses and other current assets and license and other long-term assets to conform to the current presentation.

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Statement of Cash Flows

	As Previously	Restatement
Year Ended January 2, 2005	Reported	Adjustments(1)(2)	As Restated
	(In thousands)

Operating activities:
Net income	$2,394	$380	$2,774
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,496	—	10,496
Stock compensation cost recognized	118	(117)	1
Changes in operating assets and liabilities:
Accounts receivable(3)	2,946	—	2,946
Inventories	(2,554)	—	(2,554)
Deferred income taxes	(517)	(51)	(568)
Prepaid expenses and other current assets(3)(4)	(1,366)	—	(1,366)
License agreements and other long-term assets(4)	1	—	1
Accounts payable, accrued salaries and employee benefits, and other accrued liabilities	(2,736)	(312)	(3,048)
Deferred income on shipments to distributors	1,113	100	1,213

Net cash provided by operating activities	9,895	—	9,895
Investing activities:
Purchases of property and equipment	(10,714)	—	(10,714)
Purchases of available-for-sale securities	(166,356)	—	(166,356)
Sales and maturities of available-for-sale securities	161,657	—	161,657
Changes in other long term assets	(273)	—	(273)

Net cash used in investing activities	(15,686)	—	(15,686)
Financing activities:
Issuance of Common Stock under employee stock plans	8,175	—	8,175
Repurchase of Common Stock	(9,627)	—	(9,627)

Net cash used in financing activities	(1,452)	—	(1,452)
Net decrease in cash and cash equivalents	(7,243)	—	(7,243)
Cash and cash equivalents, beginning of year	13,648	—	13,648

Cash and cash equivalents, end of year	$6,405	$—	$6,405

Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$431	$—	$431
Supplemental schedule of non-cash activities:
Accrual of long-term license agreements	$—	$—	$—

(1)	Adjustment of $134 to European distributor deferred revenue and adjustment of ($34) to Cost of Revenue for European distributor.

(2)	Restatement adjustments for stock-based compensation expenses, relating to improper measurement dates, other stock option modifications and related payroll and income tax expense (benefit) impacts.

(3)	The Company has reclassified $95 of previously reported accounts receivable to prepaid expenses and other current assets to conform to the current presentation.

(4)	The Company has reclassified $1 of previously reported prepaid and other current assets to license and other long-term assets to conform to the current presentation.

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Balance Sheet Detail

	Dec. 31, 2006	Jan. 1, 2006
	(In thousands)

Accounts receivable:
Trade accounts receivable	$22,631	$26,495
Allowance for doubtful accounts	(614)	(1,208)

	$22,017	$25,287

Inventories:
Purchased parts and raw materials	$7,537	$6,403
Work-in-process	21,336	25,599
Finished goods	10,330	5,370

	$39,203	$37,372

Property and equipment:
Equipment	$81,294	$77,547
Furniture and fixtures	2,729	2,656
Leasehold improvements	3,752	3,461

	87,775	83,664
Accumulated depreciation	(65,005)	(59,805)

	$22,770	$23,859

Depreciation expense was approximately $9.8 million in 2006, $9.1 million in 2005 and $7.8 million in 2004, and is included with amortization expense in the Consolidated Statements of Cash Flows.

Goodwill:

Our net goodwill was $30.2 million at the end of 2006 compared to $32.1 million at the end of 2005. The decrease in goodwill is the result of the realization of certain net operating loss carryforwards associated with the Company’s fiscal 2000 acquisition of Gatefield. We had originally established a valuation allowance for a portion of the net operating loss carryforwards acquired in connection with the acquisition of Gatefield. To the extent such valuation allowance is subsequently reversed as a result of the realization of the deferred tax asset, FAS 109 requires that the offsetting credit is recognized first as a reduction of goodwill.

	Dec. 31, 2006	Jan. 1, 2006
	(In thousands)

Other Assets:
Prepaid long-term license fees	$13,584	$8,457
Deferred compensation plan assets	4,104	3,350
Identifiable intangible assets from acquisitions	12,728	12,728
Acquired patents	1,842	1,842
Other	2,144	1,569

Subtotal	34,402	27,946
Less accumulated amortization	(14,570)	(14,555)

	$19,832	$13,391

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Identified intangible assets as of December 31, 2006, consisted of the following:

		Accumulated
	Gross Assets	Amortization	Net
	(In thousands)

Acquisition-related developed technology	$11,454	$(11,454)	$—
Other acquisition-related intangibles	1,274	(1,274)	—
Acquired patents	1,842	(1,842)	—

Total identified intangible assets	$14,570	$(14,570)	$—

Identified intangible assets as of January 1, 2006, consisted of the following:

		Accumulated
	Gross Assets	Amortization	Net
	(In thousands)

Acquisition-related developed technology	$11,454	$(11,454)	$—
Other acquisition-related intangibles	1,274	(1,274)	—
Acquired patents	1,842	(1,827)	15

Total identified intangible assets	$14,570	$(14,555)	$15

Amortization expense related to identifiable intangible assets was $15,000 and $1.9 million for fiscal 2006 and 2005, respectively. All identifiable intangible assets have been fully amortized as of December 31, 2006.

4.	Financial Instruments

The following is a summary of available-for-sale securities at December 31, 2006 and January 1, 2006:

		Gross	Gross
		Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Values
	(In thousands)

December 31, 2006
Money market mutual funds	$337	$—	$—	$337
Asset backed obligations	27,755	1	(42)	27,714
Corporate bonds	64,788	19	(413)	64,394
U.S. government securities	47,327	11	(234)	47,104
Floating rate notes	10,589	10	(30)	10,569
Municipal obligations	8,527	—	(52)	8,475

Total available-for-sale securities	$159,323	$41	$(771)	$158,593

Included in cash and cash equivalents				$337
Included in short term investments				124,022
Included in long term investments				34,234

Total available-for-sale securities				$158,593

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Gross	Gross
		Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Values
	(In thousands)

January 1, 2006
Commercial paper	$7,179	$1	$—	$7,180
Money market mutual funds	300	—	—	300
Corporate bonds	62,788	5	(584)	62,209
U.S. government securities	62,983	10	(541)	62,452
Floating rate notes	7,132	3	(18)	7,117
Municipal obligations	12,613	—	(109)	12,504

Total available-for-sale securities	$152,995	$19	$(1,252)	$151,762

Included in cash and cash equivalents				$7,479
Included in short term investments(1)				119,158
Included in long term investments(1)				25,125

Total available-for-sale securities				$151,762

(1)	The Company has reclassified $1,581 of previously reported long-term investments to short-term to conform to the current presentation.

The following is a summary of available-for-sale securities that were in an unrealized loss position as of December 31, 2006:

	Aggregate	Aggregate
	Value of	Fair Value
	Unrealized	of
	Loss	Investments

Unrealized loss position for less than twelve months	$(198)	$69,269
Unrealized loss position for greater than twelve months	$(573)	$63,964

Approximately $73.5 million of investment securities, representing 46.3% of our total investment portfolio, has been in an unrealized loss position for greater than six months. It is our intention and within our ability, as necessary, to hold these securities in an unrealized loss position for a period of time sufficient to allow for an anticipated recovery of fair value up to (or greater than) the cost of the investment. In addition, we have assessed the creditworthiness of the issuers of the securities and have concluded that based upon all these factors that other-than-temporary impairment of these securities does not exist at December 31, 2006. At December 31, 2006 and January 1, 2006, we classified $34.2 million and $25.1 million, respectively of the investments we intend to hold to recovery as long-term because these investment securities carry maturity dates greater than twelve months from the balance sheet date.

The adjustments to unrealized losses on investments, net of taxes, included as a separate component of shareholders’ equity totaled approximately $0.3 million for the year ended December 31, 2006, ($0.3) million for the year ended January 1, 2006, and ($0.7) million for the year ended January 2, 2005. See Note 8 for information regarding other comprehensive income/(loss). Net realized gains and losses in 2006, 2005 and 2004 were immaterial.

The expected maturities of our investments in debt securities at December 31, 2006, are shown below. Expected maturities can differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands)

Available-for-sale debt securities:
Due in less than one year	$35,776
Due in one to five years	111,800
Due in five to ten years	5,581
Due after ten years	5,099

$158,256

A portion of our securities represents investments in floating rate municipal bonds with contractual maturities greater than one year with some greater than ten years. However, the interest rates on these debt securities generally reset every ninety days, at which time we have the option to sell the security or roll over the investment at the new interest rate. Since it is generally not our intention to hold these floating rate municipal bonds until their contractual maturities, these amounts have been classified in the accompanying consolidated balance sheet as short-term investments that are available-for-sale.

5.	Commitments and Contingencies

• Commitments

We lease our facilities under non-cancelable lease agreements. The current primary facilities lease agreement expires in January 2014 and includes an annual increase in lease payments of three percent per year. Facilities lease expense is recorded on a straight-line basis over the term of the lease. Since cash payments in 2005 were less than rent expense recognized on a straight-line basis we recorded a deferred rent liability of $0.1 million in 2006. The equipment lease terms are month-to-month. Our facilities and equipment leases are accounted for as operating leases and require us to pay property taxes, insurance and maintenance, and repair costs.

As of December 31, 2006, the Company has approximately $14.0 million of non-cancelable obligations to providers of electronic design automation software expiring at various dates through 2008. The current portion of these obligations of $9.1 million is recorded in accrued license fees and the long-term portion of these obligations of $4.9 million is recorded at net present value in long-term accrued licenses on the accompanying balance sheet. Interest expense related to these long-term license agreements is being amortized to the income statement. We recorded $0.1 million of interest expense related to these obligations in 2006. The asset portion of these commitments of $13.6 million is recorded in the “Other Assets, net” line of the balance sheet and $2.8 million is recorded in “prepaid expenses and other current assets”.

The following represents contractual commitments associated with operating leases at December 31, 2006

	Payments Due by Period
							2012
	Total	2007	2008	2009	2010	2011	and Later
	(In thousands)

Operating leases	$21,628	$3,367	$3,080	$3,094	$2,933	$2,880	$6,274

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

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

into contracts for outsourced services; however, the obligations under these contracts were not significant and the contracts generally contain clauses allowing for cancellation without significant penalty.

Rental expense under operating leases was approximately $3.9 million for 2006 and $3.8 million for 2005 and 2004. Amounts amortized under licensing agreements were approximately $4.2 million in 2006, $5.3 million in 2005, and $6.0 million in 2004.

• Contingencies

We have established an irrevocable standby letter of credit in favor of Britannia Hacienda in care of Britannia Management Services in the amount of $0.5 million pursuant to the terms and conditions of the lease for our principal facilities and executive offices located in Mountain View, California. In addition, we have established an irrevocable letter of credit in favor of Matsushita Electric Industrial. Co., Ltd., one of our foundry partners, in the amount of Japanese Yen 30 million. Our agreement with Wells Fargo Bank under which these letters of credit were issued requires us to maintain certain financial ratios and levels of net worth. At December 31, 2006, we were in compliance with these covenants for the letters of credit.

6.	Retirement Plan

Effective December 10, 1987, we adopted a tax deferred savings plan for the benefit of qualified employees. The plan is designed to provide employees with an accumulation of funds at retirement. Employees may elect at any time to have salary reduction contributions made to the plan.

We may make contributions to the plan at the discretion of the Board of Directors. We made no contribution to the plan in 2006 or 2005. We made a discretionary contribution to the plan in 2004 of approximately $0.5 million. The contributions vest annually, retroactively from an eligible employee’s date of hire, at the rate of 25% per year. In addition, contributions become fully vested upon retirement from Actel at age 65. There is no guarantee we will make any contributions to the plan in the future, regardless of our financial performance.

7.	Stock Based Compensation

•  Stock-Based Compensation Expense

The Company recorded $11.0 million of pre-tax stock-based compensation expense for the year ended December 31, 2006. As required by SFAS 123(R), management estimates expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. The following table summarizes the distribution of stock-based compensation expense related to stock options and the Employee Stock Purchase Plan (ESPP) for the year ended December 31, 2006 (in thousands):

Cost of revenues	$506
Research and development	5,648
Selling, general, and administrative	4,836

Total stock-based compensation expense, before income taxes	10,990
Tax benefit	1,632

Total stock-based compensation expense, net of income taxes	$9,358

Stock based compensation expense for 2006 includes $0.1 million associated with the extension of employee options that were scheduled to expire in the fourth quarter of fiscal 2006 during the stock option investigation blackout period. The Company agreed to extend the life of the expiring options for continuing employees until 30 days following the release of the blackout period. This extension represents a modification to these options which resulted in the additional charge during the fourth quarter of fiscal 2006. The Company expects to incur further option extension modification costs during fiscal 2007 of $0.7 million.

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, stock-based compensation costs of $0.3 million was included in inventory as of December 31, 2006.

As of December 31, 2006, the total compensation cost related to options and nonvested stock granted to employees under the Company’s stock option plans but not yet recognized was approximately $11.5 million, net of estimated forfeitures of approximately $1.0 million. This cost will be amortized over a weighted-average period of 2.15 years and will be adjusted for subsequent changes in estimated forfeitures.

As of December 31, 2006, the total compensation cost related to options to purchase shares of the Company’s common stock under the ESPP but not yet recognized was approximately $1.2 million. This cost will be amortized over a weighted-average period of 1.14 years.

The total fair value of shares vested during the year ended December 31, 2006 was $8.5 million.

Cash proceeds from the exercise of stock options were $6.7 million and cash proceeds from our employee stock purchase plan were $2.7 million for the year ended December 31, 2006.

Under SFAS No. 123R, the benefits of tax deductions in excess of recognized compensation cost is to be reported as a financing cash flow, rather than as an operating cash flow. The future realizability of tax benefits related to stock compensation is dependent upon the timing of employee exercises and future taxable income, among other factors. For the fiscal year ended December 31, 2006, we did not recognize any tax benefits on option exercises.

•  Stock Option Plans

We have adopted stock option plans under which officers, employees, and consultants may be granted incentive stock options or nonqualified options to purchase shares of our Common Stock. In connection with our acquisitions of AGL in 1999 and Prosys and GateField in 2000, we assumed the stock option plans of AGL, Prosys, and GateField and the related options are incorporated in the amounts below. At December 31, 2006, 20,536,769 shares of Common Stock were reserved for issuance under these plans, of which 4,746,764 were available for grant. There were no options granted to consultants in 2006 or 2005. Options granted to consultants in 2004 were recorded at fair value of $0.07 million using the Black-Scholes model in accordance with EITF 96-18 and FIN No. 44.

We also adopted a new Directors’ Stock Option Plan in 2003, under which directors who are not employees of Actel may be granted nonqualified options to purchase shares of our Common Stock. The new Directors’ Stock Option Plan replaced a 1993 plan that expired in 2003. At December 31, 2006, 500,000 shares of Common Stock were reserved for issuance under such plan, of which 362,500 were available for grant.

We generally grant stock options under our plans at a price equal to the fair value of our Common Stock on the date of grant. Subject to continued service, options generally vest over a period of four years and expire ten years from the date of grant.

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company issues shares of common stock upon the exercise of stock options. The following table summarizes our stock option activity and related information for the three years ended December 31, 2006:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
Options	of Shares	Price	Term	Value
				(In thousands)

Outstanding at January 5, 2004	8,344,940	$19.55
Granted	1,413,042	21.87
Exercised	(289,722)	12.76
Cancelled	(488,851)	23.16

Outstanding at January 2, 2005	8,979,409	$19.94
Granted	1,219,365	15.45
Exercised	(250,166)	11.02
Cancelled	(302,121)	21.06

Outstanding at January 1, 2006	9,646,487	$19.57
Granted	1,009,927	15.13
Exercised	(540,221)	12.43
Exchanged	(4,182,027)	23.39
Forfeitures and cancellations	(269,312)	18.08

Outstanding at December 31, 2006	5,664,854	16.71	6.09	$14,457

Vested and expected to vest at December 31, 2006	5,551,522	16.73	6.03	$14,138

Exercisable at December 31, 2006	3,649,528	17.18	4.80	$9,146

The aggregate intrinsic value is calculated as the difference between the cash exercise price of the underlying awards and the quoted price of the Company’s common stock for the 4.4 million options that were in-the-money at December 31, 2006. During the years ended December 31, 2006, January 1, 2006, and January 2, 2005, the aggregate intrinsic value of options exercised under the Company’s stock option plans were $1.2 million, $1.3 million and $2.3 million, respectively, determined as of the date of option exercise.

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options outstanding at December 31, 2006:

	December 31, 2006
	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Contract	Average		Average
	Number of	Life	Exercise	Number of	Exercise
Range of Exercise Prices	Shares	(In Years)	Price	Shares	Price

$0.07 — 13.06	772,536	2.27	$12.22	760,398	$12.20
13.61 — 14.75	573,413	7.36	14.22	312,144	14.32
14.77 — 14.81	591,675	8.79	14.77	37,062	14.80
14.88 — 15.13	187,715	6.55	15.01	103,232	15.03
15.15 — 15.15	666,673	5.77	15.15	546,526	15.15
15.25 — 15.42	9,735	9.60	15.41	187	15.25
15.70 — 15.70	814,632	7.75	15.70	361,222	15.70
15.83 — 17.45	566,661	6.51	16.55	316,642	16.86
17.56 — 20.13	572,399	6.57	18.95	398,431	19.25
20.38 — 54.45	909,415	4.78	24.47	813,684	24.45

	5,664,854	6.09	$16.71	3,649,528	$17.18

At January 1, 2006, 5,957,351 outstanding options were exercisable.

• Employee Stock Purchase Plan

We have adopted an Employee Stock Purchase Plan (ESPP), under which eligible employees may designate not more than 15% of their cash compensation to be deducted each pay period for the purchase of Common Stock (up to a maximum of $25,000 worth of Common Stock each year). At December 31, 2006, 4,519,680 shares of Common Stock were authorized for issuance under the ESPP. The ESPP is administered in consecutive, overlapping offering periods of up to 24 months each, with each offering period divided into four consecutive purchase periods. On the last business day of each purchase period, shares of Common Stock are purchased with employees’ payroll deductions accumulated during the purchase period at a price per share equal to 85% of the market price of the Common Stock on the first day of the applicable offering period or the last day of the purchase period, whichever is lower. There were 243,139 shares issued in 2006 under the ESPP, 701,669 shares issued in 2005, and 422,947 shares issued in 2004. Shares remaining available for issuance under the ESPP at December 31, 2006 total 494,804.

During the fourth quarter of fiscal 2006, as a result of the options investigation and related employee trading black-out period, the Company suspended further contributions to the ESPP and refunded all contributions remaining in the plan. Accordingly, there were no ESPP options outstanding at December 31, 2006. In connection with the ESPP suspension, the Company recorded a charge of approximately $0.2 million, which represents the remaining unamortized fair value of the current purchase period canceled in the fourth quarter of 2006. If the Company continues to be a delinquent filer, future withholding periods will lapse and those purchase periods will also be deemed to be cancelled with no replacement and no consideration paid by the Company for the cancellation. The fair value associated with these purchase periods will be recognized ratably as the cancellations occur.

During the years ended December 31, 2006, January 1, 2006, and January 2, 2005, the aggregate intrinsic value of options exercised under the Company’s ESPP were $0.6 million, $1.9 million, and $3.3 million, respectively.

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

• Restricted Stock Units (RSU’s)

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

The Exchange Program expired on January 3, 2006. Pursuant to the Exchange Program, the Company accepted for cancellation options to purchase 4,182,027 shares of the Company’s common stock and granted restricted stock units to purchase 1,132,393 shares of the Company’s common stock resulting in an overall exchange ratio of 3.7 options to 1.0 restricted stock unit. Included in these figures were 1,474,500 options previously held by our executive officers who received a total of 422,544 restricted stock units in the Exchange Program. The Company entered into Restricted Stock Unit Agreements dated January 3, 2006 with each participating employee.

As the offer to replace the eligible stock options with restricted stock was made on December 1, 2005, all the option awards eligible to participate in the Exchange Program are subject to variable accounting from December 1, 2005 to January 1, 2006 (the last fiscal day of 2005), in accordance with EITF 00-23. The Company did not record a charge pursuant to EITF 00-23 in fiscal 2005 since the fair market value of Actel common stock declined during the offer period.

During the year ended December 31, 2006, we also granted additional RSUs and stock options to certain US employees as part of our long-term equity incentive program. The RSUs granted under this program vest over a period of four years. As of December 31, 2006, the total compensation cost not yet recognized related to RSUs granted subsequent to January 3, 2006 was approximately $1.4 million. The Company issues shares of common stock upon vesting of RSUs. The following is a summary of RSU activity for the year ended December 31,2006:

		Weighted-
		Average
	Number of	Grant DateFair
	Shares	Value

Nonvested at January 1, 2006	—	—
Granted	125,160	$12.66
Granted under exchange program	1,130,965	13.17
Vested	(350,870)	13.17
Forfeited	(94,569)	13.23

Nonvested at December 31, 2006	810,686	$13.09

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, are as follows:

	Years Ended
	Dec. 31, 2006	Jan. 1, 2006	Jan. 2, 2005
		Restated	Restated
	(In thousands)

Net income(loss)	$(2,155)	$7,036	$2,774
Change in gain (loss) on available-for-sale securities, net of tax of $207 in 2006, ($210) in 2005, ($468) in 2004	329	(315)	(702)
Reclassification adjustment for gains or losses included in net income (loss), net of tax of ($13) in 2006, $11 in 2005, $1 in 2004	(20)	15	2

Other comprehensive income (loss), net of tax of $194 in 2006, ($199) in 2005, ($467) in 2004	309	(300)	(700)

Total comprehensive income (loss)	$(1,846)	$6,736	$2,074

Accumulated other comprehensive loss for 2006 and 2005 is presented on the accompanying consolidated balance sheets and consists solely of the accumulated net unrealized gain on available-for-sale securities.

9.	Tax Provision

The components of income(loss) before income taxes were as follows:

	Years Ended
	Dec. 31,	Jan. 1,	Jan. 2,
	2006	2006	2005
	(In thousands)

U.S.	$(2,598)	$9,130	$1,205
Foreign	707	648	864

Income(loss) before income taxes	$(1,891)	$9,778	$2,069

The tax provision (benefit) consists of:

	Years Ended
	Dec. 31,	Jan. 1,	Jan. 2,
	2006	2006	2005
		Restated	Restated
	(In thousands)

Federal — current	$(158)	$150	$(512)
Federal — deferred	2,149	2,706	912
State — current	105	50	10
State — deferred	(2,240)	(519)	(1,480)
Foreign — current	408	355	365

	$264	$2,742	$(705)

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax provision (benefit) reconciles to the amount computed by multiplying income before tax by the U.S. statutory rate as follows:

	Dec. 31,	Jan. 1,	Jan. 2,
	2006	2006	2005
		Restated	Restated
	(In thousands)

Provision/(benefit) at federal statutory rate	$(662)	$3,414	$724
Tax exempt interest income	—	(31)	(62)
Federal research credits	(260)	(452)	(534)
State taxes, net of federal benefit	(1,387)	(305)	(779)
Non-deductible stock compensation	2,518	(8)	(161)
Non-deductible meals and entertainment expenses	91	112	88
Settlement of tax contingencies	(386)	—	—
Foreign tax rate differential	297	—	—
Other	53	12	19

Tax provision (benefit)	$264	$2,742	$(705)

Significant components of our deferred tax assets and liabilities for federal and state income taxes are as follows:

	Dec. 31,	Jan. 1,
	2006	2006
		Restated
	(In thousands)

Deferred tax assets:
Depreciation	$—	$214
Deferred income on shipments to distributors	11,558	10,033
Intangible assets	3,186	2,468
Inventories	5,458	5,168
Net operating losses	6,398	17,239
Capitalized research and development expenses	1,938	2,983
Research and development tax credit	7,141	5,391
Stock options	2,200	2,896
Other, net	6,575	5,950

	44,454	52,342
Valuation allowance	(9,920)	(18,069)

Deferred tax assets	$34,534	$34,273

Deferred tax liabilities:
Depreciation	$(1,090)	$—

Net deferred tax assets	$33,444	$34,273

The valuation allowance decreased by approximately $8.2 million in 2006, decreased approximately $10.5 million in 2005, and increased approximately $1.2 million in 2004. Approximately $7.4 million of the valuation allowance at December 31, 2006, will be allocated to reduce goodwill or other non-current intangible assets from the acquisition of GateField when realized.

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company is tracking the portion of its deferred tax assets attributable to stock option benefits in accordance with SFAS No. 123R and therefore, these amounts are no longer included in the Company’s gross or net deferred tax assets. The tax benefit of stock options totals $8.7 million at December 31, 2006 and will only be recorded when they reduce cash taxes payable. Of this $8.7 million, $5.7 million relates to prior years and is reflected in the change in the valuation allowance and an additional $3.0 million relates to 2006 stock option benefits.

We have a federal operating loss carryforward of approximately $42.0 million which will expire at various times beginning in 2007. We also have federal research and development credits of approximately $2.1 million, which will expire at various times beginning in 2013. The Company has state operating loss carryforwards of approximately $11.5 million that will expire beginning in 2007. In addition, we have California research and development credits of approximately $7.5 million that have no expiration dates. In addition, the Company has foreign tax credit carryforwards of approximately $0.9 million that begin to expire in 2015.

10.	Shareholders’ Equity

• Stock Repurchase

Our Board of Directors authorized a stock repurchase program in September 1998 whereby shares of our Common Stock may be purchased from time to time in the open market at the discretion of management. Additional shares were authorized for repurchase in each of 1999, 2002, 2004 and 2005. In 2004, we repurchased 661,697 shares for $9.6 million. In 2005, we repurchased 627,500 shares for $9.8 million. In 2006, we repurchased 123,020 shares for $2.2 million. As of December 31, 2006, we have remaining authorization to repurchase up to 1,487,783 shares.

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

11.	Segment Disclosures

We operate in a single operating segment: designing, developing, and marketing FPGAs. FPGA sales accounted for 97% of net revenues for 2006, and 96% of net revenues for 2005 and 2004. We derive non-FPGA revenues from our Protocol Design Services organization, royalties, and the licensing of software and sale of hardware that is used to design and program our FPGAs. The Protocol Design Services organization, which we acquired from GateField in the third quarter of 1998, accounted for 1% of our net revenues for 2006, 2005 and 2004.

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We market our products in the United States and in foreign countries through our sales personnel, independent sales representatives, and distributors. Our geographic sales based on shipping locations were as follows:

	Years Ended
	December 31, 2006		January 1, 2006		January 2, 2005
	(In thousands, except percentages)

United States	$97,716	51%	$99,159	56%	$89,975	55%
Export:
Europe	51,401	27%	49,042	27%	45,198	27%
Japan	12,427	6%	10,296	6%	9,787	6%
Other international	29,955	16%	20,450	11%	20,442	12%

	$191,499	100%	$178,947	100%	$165,402	100%

Our property and equipment is located primarily in the United States. Property, plant, and equipment information is based on the physical location of the assets at the end of each of the fiscal years. Net property, plant, and equipment by geographic region were as follows:

	Dec. 31,	Jan. 1,
	2006	2006
	(In thousands)

United States	$21,849	$21,629
Europe	873	662
Japan	13	93
Other international	35	1,475

	$22,770	$23,859

12.	Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Years Ended
	Dec. 31,	Jan. 1,	Jan. 2,
	2006	2006	2005
		Restated	Restated
	(In thousands, except per share amounts)

Basic:
Weighted-average common shares outstanding	26,106	25,277	25,584

Net income(loss)	$(2,155)	$7,036	$2,774

Net income(loss) per share	$(0.08)	$0.28	$0.11

Diluted:
Weighted-average common shares outstanding	26,106	25,277	25,584
Net effect of dilutive stock options based on the treasury stock method	—	268	797

Shares used in computing net income per share	26,106	25,545	26,381

Net income(loss)	$(2,155)	$7,036	$2,774

Net income(loss) per share	$(0.08)	$0.28	$0.11

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For 2006, options outstanding under our stock option plans to purchase approximately 4,363,000 shares of our Common Stock were excluded from the calculation to derive diluted loss per share because their inclusion would have had an anti-dilutive effect.

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

13.	Legal Proceedings

From time to time we are notified of claims, including claims that we may be infringing patents owned by others, or otherwise become aware of conditions, situations, or circumstances involving uncertainty as to the existence of a liability or the amount of a loss. When probable and reasonably estimable, we make provisions for estimated liabilities. As we sometimes have in the past, we may settle disputes and/or obtain licenses under patents that we are alleged to infringe. We can offer no assurance that any pending or threatened claim or other loss contingency will be resolved or that the resolution of any such claim or contingency will not have a materially adverse effect on our business, financial condition, and/or results of operations. Our failure to resolve a claim could result in litigation or arbitration, which can result in significant expense and divert the efforts of our technical and management personnel, whether or not determined in our favor. Actel is a nominal defendant in a consolidated shareholder derivative action filed in the United States District Court for the Northern District of California against certain current and former officers and Directors. The Company and the individual defendants intend to defend these cases vigorously. In addition, our evaluation of the impact of these claims and contingencies could change based upon new information. Subject to the foregoing, we do not believe that the resolution of any pending or threatened legal claim or loss contingency is likely to have a materially adverse effect on our financial position at December 31, 2006, or results of operations or cash flows for the fiscal year then ended.

14.	Subsequent Events

In September 2005, Actel initiated an arbitration proceeding against BTR, Inc. to determine the validity of BTR’s assertion that Actel owed BTR royalties under a 1995 license agreement (amended and restated in 2000 (“License Agreement”)) because Actel products were covered by BTR patents. BTR later added trade secret claims to the arbitration. In December 2006, the parties agreed to settle the arbitration, with Actel acquiring the patents and trade secrets at issue, as well as other intellectual property assets controlled by BTR, for a purchase price agreed to at that time. The parties executed the asset purchase and settlement agreements closing the transaction in March 2007. Management currently does not anticipate future cash flows or product sales specifically associated with the patents and other intellectual property assets acquired. Accordingly, the Company recorded charges of $8.7 million during the fourth quarter of fiscal 2006 ($10.0 million for the full fiscal 2006) which represents all amounts associated with the asset purchase and settlement agreements and associated legal and other costs.

In December 2006, Zilog, Inc. filed suit against Actel, alleging that Actel products infringed a single patent owned by Zilog. In its answer to the complaint, Actel denied all allegations of infringement. The parties negotiated a settlement prior to any substantive litigation, executing a settlement agreement in June 2007. The Company recorded a charge of $435,000 during the fourth quarter of fiscal 2006 in connection with the settlement and associated legal and other costs

During the second quarter of fiscal 2007 Actel recorded a $3.7 million charge to reserve for certain prepaid wafer costs included in other assets in the accompanying consolidated balance sheet at December 31, 2006. Due to changes in the Company’s product plans in the second quarter of fiscal 2007, the Company determined that there is

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

only a remote chance to utilize these prepaid amounts and thus an establishment of a reserve was necessary as of July 1, 2007.

15.	Unaudited Quarterly Information

The following tables set forth selected condensed consolidated statement of operations data for each of the eight quarters ended December 31, 2006. Operating results for any quarter are not necessarily indicative of results for any future period. (in thousands, except share and per share amounts).

Year Ended December 31, 2006

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
			Restated(1)	Restated(1)

Net revenues	$48,151	$49,639	$47,576	$46,133
Costs and expenses:
Cost of revenues	20,583	18,471	18,067	18,496
Research and development	14,294	14,475	14,428	13,728
Selling, general, and administrative	24,861	14,105	14,202	14,792
Amortization of acquisition-related intangibles	—	—	7	8

Total costs and expenses	59,738	47,051	46,704	47,024

Income (loss) from operations	(11,587)	2,588	872	(891)
Interest income and other, net of expense	2,103	2,021	1,641	1,363

Income (loss) before tax (benefit) provision	(9,484)	4,609	2,513	472
Tax (benefit) provision	(1,961)	1,198	864	162

Net income (loss)	$(7,523)	$3,411	$1,649	$310

Net income (loss) per share:
Basic	$(0.28)	$0.13	$0.06	$0.01

Diluted(2)	$(0.28)	$0.12	$0.06	$0.01

Shares used in computing net income (loss) per share:
Basic	26,515	26,281	25,874	25,753

Diluted(2)	26,515	27,393	27,087	26,879

(1)	See “Explanatory Note” immediately preceding Part I, Item 1 and Note 2, “Restatements of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-K.

(2)	For the fourth quarter of 2006, we incurred a quarterly net loss and the inclusion of stock options in the shares used for computing diluted earnings per share would have been anti-dilutive and reduced the loss per share. Accordingly, all Common Stock equivalents (such as stock options) have been excluded from the shares used to calculate diluted earnings per share for that period.

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year Ended January 1, 2006

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	Restated(1)	Restated(1)	Restated(1)	Restated(1)

Net revenues	$43,608	$46,228	$45,227	$43,884
Costs and expenses:
Cost of revenues	17,860	18,998	18,538	17,886
Research and development	12,417	12,196	11,791	11,838
Selling, general, and administrative	12,230	12,271	12,557	12,592
Amortization of acquisition-related intangibles	258	540	552	558

Total costs and expenses	42,765	44,005	43,438	42,874

Income from operations	843	2,223	1,789	1,010
Interest income and other, net of expense	1,199	1,019	926	768

Income before tax provision	2,042	3,242	2,715	1,778
Tax provision	573	909	761	499

Net income	$1,469	$2,333	$1,954	$1,279

Net income per share:
Basic	$0.06	$0.09	$0.08	$0.05

Diluted	$0.06	$0.09	$0.08	$0.05

Shares used in computing net income per share:
Basic	25,425	25,388	25,183	25,111

Diluted	25,571	25,587	25,387	25,638

(1)	See “Explanatory Note” immediately preceding Part I, Item 1 and Note 2, “Restatements of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-K.

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statement of Operations Data (unaudited, in thousands, except per share data):

For the Three Months Ended July 2, 2006

	As Previously	Restatement
	Reported	Adjustments(1)(2)	As Restated

Net revenues	$47,701	$(125)	$47,576
Costs and expenses:
Cost of revenues	18,098	(31)	18,067
Research and development	14,417	11	14,428
Selling, general, and administrative	14,208	(6)	14,202
Amortization of acquisition-related intangibles	7	—	7

Total costs and expenses	46,730	(26)	46,704

Income from operations	971	(99)	872
Interest income and other, net of expense	1,641	—	1,641

Income before tax provision	2,612	(99)	2,513
Tax provision	1,320	(456)	864

Net income	$1,292	$357	$1,649

Net income per share:
Basic	$0.05	$0.01	$0.06

Diluted	$0.05	$0.01	$0.06

Shares used in computing net income per share:
Basic	25,874	—	25,874

Diluted	27,087	—	27,087

(1)	Adjustment of $125 to revenue and adjustment of ($31) to cost of revenue for European distributor deferred revenue.

(2)	Restatement adjustments for payroll tax expense of $8, FAS 123R benefit of ($3) and adjustment of ($456) relating to changes in the effective income tax rate.

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended April 2, 2006

	As Previously	Restatement
	Reported	Adjustments (1)(2)	As Restated

Net revenues	$46,268	$(135)	$46,133
Costs and expenses:
Cost of revenues	18,550	(54)	18,496
Research and development	13,779	(51)	13,728
Selling, general, and administrative	14,805	(13)	14,792
Amortization of acquisition-related intangibles	8	—	8

Total costs and expenses	47,142	(118)	47,024

Income (loss) from operations	(874)	(17)	(891)
Interest income and other, net of expense	1,363	—	1,363

Income before tax provision	489	(17)	472
Tax provision	641	(479)	162

Net income (loss)	$(152)	$462	$310

Net income (loss) per share:
Basic	$(0.01)	$0.02	$0.01

Diluted	$(0.01)	$0.02	$0.01

Shares used in computing net income (loss) per share:
Basic	25,753	—	25,753

Diluted	25,753	1,126	26,879

(1)	Adjustment of $135 to revenue and adjustment of ($34) to cost of revenue for European distributor deferred income.

(2)	Restatement adjustments for payroll tax benefit of ($103), FAS 123R expense of $19 and adjustment of ($479) relating to changes in the effective income tax rate.

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended January 1, 2006

	As Previously	Restatement
	Reported	Adjustments(1)(2)	As Restated

Net revenues	$43,708	$(100)	$43,608
Costs and expenses:
Cost of revenues	17,883	(23)	17,860
Research and development	12,390	27	12,417
Selling, general, and administrative	12,348	(118)	12,230
Amortization of acquisition-related intangibles	258	—	258

Total costs and expenses	42,879	(114)	42,765

Income from operations	829	14	843
Interest income and other, net of expense	1,199	—	1,199

Income before tax provision	2,028	14	2,042
Tax provision	874	(301)	573

Net income	$1,154	$315	$1,469

Net income per share:
Basic	$0.05	$0.01	$0.06

Diluted	$0.05	$0.01	$0.06

Shares used in computing net income per share:
Basic	25,425	—	25,425

Diluted	25,577	(6)	25,571

(1)	Adjustment of $100 to revenue and adjustment of ($25) to cost of revenue for European distributor deferred income.

(2)	Restatement adjustments of ($94) for stock-based compensation expenses relating to improper measurement dates and other stock option modifications, and related payroll tax expense and income tax impacts of $5 and ($301), respectively.

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended October 2, 2005

	As Previously	Restatement
	Reported	Adjustments(1)(2)	As Restated

Net revenues	$46,378	$(150)	$46,228
Costs and expenses:
Cost of revenues	19,033	(35)	18,998
Research and development	12,166	30	12,196
Selling, general, and administrative	12,204	67	12,271
Amortization of acquisition-related intangibles	540	—	540

Total costs and expenses	43,943	62	44,005

Income from operations	2,435	(212)	2,223
Interest income and other, net of expense	1,019	—	1,019

Income before tax provision	3,454	(212)	3,242
Tax provision	1,216	(307)	909

Net income	$2,238	$95	$2,333

Net income per share:
Basic	$0.09	$0.00	$0.09

Diluted	$0.09	$0.00	$0.09

Shares used in computing net income per share:
Basic	25,388	—	25,388

Diluted	25,596	(9)	25,587

(1)	Adjustment of $150 to revenue and adjustment of ($38) to cost of revenue for European distributor deferred income.

(2)	Restatement adjustments of $94 for stock-based compensation expenses relating to improper measurement dates and other stock option modifications, and related payroll tax expense and income tax impacts of $6 and ($307), respectively.

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 3, 2005

	As Previously	Restatement
	Reported	Adjustments(1)(2)	As Restated

Net revenues	$45,327	$(100)	$45,227
Costs and expenses:
Cost of revenues	18,560	(22)	18,538
Research and development	11,759	32	11,791
Selling, general, and administrative	12,667	(110)	12,557
Amortization of acquisition-related intangibles	552	—	552

Total costs and expenses	43,538	(100)	43,438

Income from operations	1,789	—	1,789
Interest income and other, net of expense	926	—	926

Income before tax provision	2,715	—	2,715
Tax provision	508	253	761

Net income	$2,207	$(253)	$1,954

Net income per share:
Basic	$0.09	$(0.01)	$0.08

Diluted	$0.09	$(0.01)	$0.08

Shares used in computing net income per share:
Basic	25,183	—	25,183

Diluted	25,400	(13)	25,387

(1)	Adjustment of $100 to revenue and adjustment of ($25) to cost of revenue for European distributor deferred income.

(2)	Restatement adjustments of ($80) for stock-based compensation expenses relating to improper measurement dates and other stock option modifications, and related payroll tax expense and income tax impacts of $5 and $253, respectively.

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended April 3, 2005

	As Previously	Restatement
	Reported	Adjustments(1)(2)	As Restated

Net revenues	$43,984	$(100)	$43,884
Costs and expenses:
Cost of revenues	17,916	(30)	17,886
Research and development	11,858	(20)	11,838
Selling, general, and administrative	12,837	(245)	12,592
Amortization of acquisition-related intangibles	558	—	558

Total costs and expenses	43,169	(295)	42,874

Income from operations	815	195	1,010
Interest income and other, net of expense	780	(12)	768

Income before tax provision	1,595	183	1,778
Tax provision	158	341	499

Net income	$1,437	$(158)	$1,279

Net income per share:
Basic	$0.06	$(0.01)	$0.05

Diluted	$0.06	$(0.01)	$0.05

Shares used in computing net income per share:
Basic	25,111	—	25,111

Diluted	25,652	(14)	25,638

(1)	Adjustment of $100 to revenue and adjustment of ($25) to cost of revenue for European distributor deferred income.

(2)	Restatement adjustments of ($165) for stock-based compensation expenses relating to improper measurement dates and other stock option modifications, and related payroll tax expense and income tax impacts of ($105) and $341, respectively.

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidated Balance Sheets

	As Previously	Restatement
July 2, 2006	Reported	Adjustments(1)(2)	As Restated
	(Unaudited, in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$40,441	$—	$40,441
Short-term investments(4)	105,455	—	105,455
Accounts receivable, net(3)	21,375	—	21,375
Inventories	36,466	—	36,466
Deferred income taxes	21,489	—	21,489
Prepaid expenses and other current assets(3)	8,313	—	8,313

Total current assets	233,539	—	233,539
Long-term investments(4)	40,224	—	40,224
Property and equipment, net	23,616	—	23,616
Goodwill	32,142	—	32,142
Deferred tax asset	10,283	2,807	13,090
Other assets, net	16,781	—	16,781

	$356,585	$2,807	$359,392

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,063	$—	$14,063
Accrued salaries and employee benefits	6,714	362	7,076
Other accrued liabilities	14,692	(935)	13,757
Deferred income on shipments to distributors	30,351	(792)	29,559

Total current liabilities	65,820	(1,365)	64,455
Deferred compensation plan liability	4,085	—	4,085
Deferred rent liability	1,307	—	1,307
Long term accrued license agreements, net	2,755	—	2,755

Total liabilities	73,967	(1,365)	72,602
Commitments and contingencies
Shareholders’ equity:
Common stock	26	—	26
Additional paid-in capital	203,967	15,139	219,106
Retained earnings	79,659	(10,967)	68,692
Accumulated other comprehensive loss	(1,034)	—	(1,034)

Total shareholders’ equity	282,618	4,172	286,790

	$356,585	$2,807	$359,392

(1)	Cumulative adjustment of ($792) for European distributor deferred income.

(2)	Cumulative restatement adjustments for stock-based compensation expenses, relating to improper measurement dates, other stock option modifications and related payroll and income tax expense (benefit) impacts.

(3)	The Company reclassified $1,876 of previously reported accounts receivable to prepaid and other current assets to conform to the current presentation.

(4)	The Company reclassified $1,963 of previously reported short-term investments to long-term to conform to the current presentation.

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As Previously	Restatement
April 2, 2006	Reported	Adjustments(1)(2)	As Restated
	(Unaudited, in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$22,047	$—	$22,047
Short-term investments(4)	107,676	—	107,676
Accounts receivable, net(3)	26,746	—	26,746
Inventories	36,988	—	36,988
Deferred income taxes	21,489	—	21,489
Prepaid expenses and other current assets(3)	8,402	—	8,402

Total current assets	223,348	—	223,348
Long-term investments(4)	41,808	—	41,808
Property and equipment, net	23,432	—	23,432
Goodwill	32,142	—	32,142
Deferred tax asset	10,177	2,807	12,984
Other assets, net	15,873	—	15,873

	$346,780	$2,807	$349,587

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,136	$—	$13,136
Accrued salaries and employee benefits	5,626	354	5,980
Accrued license agreements	5,871	—	5,871
Other accrued liabilities	4,924	(479)	4,445
Deferred income on shipments to distributors	32,501	(886)	31,615

Total current liabilities	62,058	(1,011)	61,047
Deferred compensation plan liability	4,083	—	4,083
Deferred rent liability	1,278	—	1,278
Long term accrued license agreements, net	3,385	—	3,385

Total liabilities	70,804	(1,011)	69,793
Commitments and contingencies
Shareholders’ equity:
Common stock	26	—	26
Additional paid-in capital	198,469	15,143	213,612
Retained earnings	78,367	(11,325)	67,042
Accumulated other comprehensive loss	(886)	—	(886)

Total shareholders’ equity	275,976	3,818	279,794

	$346,780	$2,807	$349,587

(1)	Cumulative adjustment of ($886) for European distributor deferred income.

(2)	Cumulative restatement adjustments for stock-based compensation expenses, relating to improper measurement dates, other stock option modifications and related payroll and income tax expense (benefit) impacts.

(3)	The Company reclassified $1,680 of previously reported accounts receivable to prepaid and other current assets to conform to the current presentation.

(4)	The Company reclassified $215 of previously reported long-term investments to short-term to conform to the current presentation.

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As Previously	Restatement
January 1, 2006	Reported	Adjustments(1)(2)	As Restated
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$24,033	$—	$24,033
Short-term investments(3)	119,158	—	119,158
Accounts receivable, net(4)	25,287	—	25,287
Inventories	37,372	—	37,372
Deferred income taxes	21,489	—	21,489
Prepaid expenses and other current assets(4)	8,554	—	8,554

Total current assets	235,893	—	235,893
Long-term investments(3)	25,125	—	25,125
Property and equipment, net	23,859	—	23,859
Goodwill	32,142	—	32,142
Deferred tax asset	9,979	2,807	12,786
Other assets, net	13,391	—	13,391

	$340,389	$2,807	$343,196

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,503	$—	$14,503
Accrued salaries and employee benefits	4,994	458	5,452
Accrued license agreements	5,714	—	5,714
Other accrued liabilities	4,482	—	4,482
Deferred income on shipments to distributors	29,238	(987)	28,251

Total current liabilities	58,931	(529)	58,402
Deferred compensation plan liability	3,667	—	3,667
Deferred rent liability	1,242	—	1,242
Long term accrued license agreements, net	3,828	—	3,828

Total liabilities	67,668	(529)	67,139
Commitments and contingencies
Shareholders’ equity:
Common stock	26	—	26
Additional paid-in capital	194,916	15,185	210,101
Deferred compensation	—	(63)	(63)
Retained earnings	78,519	(11,786)	66,733
Accumulated other comprehensive loss	(740)	—	(740)

Total shareholders’ equity	272,721	3,336	276,057

	$340,389	$2,807	$343,196

(1)	Cumulative adjustment of ($987) for European distributor deferred income.

(2)	Cumulative restatement adjustments for stock-based compensation expenses, relating to improper measurement dates, other stock option modifications and related payroll and income tax expense (benefit) impacts.

(3)	The Company has reclassified $1,581 of previously reported long-term investments to short-term to conform to the current presentation.

(4)	The Company reclassified $1,549 of previously reported accounts receivable to prepaid expenses and other current assets to conform to current presentation.

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As Previously	Restatement
October 2, 2005	Reported	Adjustments(1)(2)	As Restated
	(Unaudited, in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$17,288	$—	$17,288
Short-term investments	136,349	—	136,349
Accounts receivable, net(3)	28,762	—	28,762
Inventories	40,148	—	40,148
Deferred income taxes	22,124	—	22,124
Prepaid expenses and other current assets(3)	6,305	—	6,305

Total current assets	250,976	—	250,976
Property and equipment, net	23,670	—	23,670
Goodwill	32,142	—	32,142
Deferred tax asset	—	2,881	2,881
Other assets, net	25,939	—	25,939

	$332,727	$2,881	$335,608

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,202	$—	$11,202
Accrued salaries and employee benefits	5,834	453	6,287
Other accrued liabilities	5,753	933	6,686
Deferred income on shipments to distributors	29,332	(1,062)	28,270

Total current liabilities	52,121	324	52,445
Deferred compensation plan liability	3,545	—	3,545
Deferred rent liability	1,194	—	1,194
Long term accrued license agreements, net	7,890	—	7,890

Total liabilities	64,750	324	65,074
Commitments and contingencies
Shareholders’ equity:
Common stock	25	—	25
Additional paid-in capital	191,306	14,762	206,068
Deferred compensation	—	(105)	(105)
Retained earnings	77,365	(12,100)	65,265
Accumulated other comprehensive loss	(719)	—	(719)

Total shareholders’ equity	267,977	2,557	270,534

	$332,727	$2,881	$335,608

(1)	Cumulative adjustment of ($1,062) for European distributor deferred income.

(2)	Cumulative restatement adjustments for stock-based compensation expenses, relating to improper measurement dates, other stock option modifications and related payroll and income tax expense (benefit) impacts.

(3)	The Company reclassified $1,412 of previously reported accounts receivable to prepaid and other current assets to conform to the current presentation.

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As Previously	Restatement
July 3, 2005	Reported	Adjustments(1)(2)	As Restated
	(Unaudited, in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$11,599	$—	$11,599
Short-term investments	140,458	—	140,458
Accounts receivable, net(3)	16,901	—	16,901
Inventories	42,205	—	42,205
Deferred income taxes	22,124	—	22,124
Prepaid expenses and other current assets(3)	6,133	—	6,133

Total current assets	239,420	—	239,420
Property and equipment, net	24,392	—	24,392
Goodwill	32,142	—	32,142
Deferred tax asset	—	2,881	2,881
Other assets, net	17,816	—	17,816

	$313,770	$2,881	$316,651

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,387	$—	$11,387
Accrued salaries and employee benefits	3,739	448	4,187
Other accrued liabilities	3,852	1,240	5,092
Deferred income on shipments to distributors	24,721	(1,175)	23,546

Total current liabilities	43,699	513	44,212
Deferred compensation plan liability	3,343	—	3,343
Deferred rent liability	1,146	—	1,146

Total liabilities	48,188	513	48,701
Commitments and contingencies
Shareholders’ equity:
Common stock	25	—	25
Additional paid-in capital	191,016	14,713	205,729
Deferred compensation	—	(149)	(149)
Retained earnings	75,127	(12,196)	62,931
Accumulated other comprehensive loss	(586)	—	(586)

Total shareholders’ equity	265,582	2,368	267,950

	$313,770	$2,881	$316,651

(1)	Cumulative adjustment of ($1,175) for European distributor deferred income.

(2)	Cumulative restatement adjustments for stock-based compensation expenses, relating to improper measurement dates, other stock option modifications and related payroll and income tax expense (benefit) impacts.

(3)	The Company reclassified $1,334 of previously reported accounts receivable to prepaid and other current assets to conform to the current presentation.

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As Previously	Restatement
April 3, 2005	Reported	Adjustments(1)(2)	As Restated
	(Unaudited, in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$7,449	$—	$7,449
Short-term investments	138,877	—	138,877
Accounts receivable, net(3)	20,718	—	20,718
Inventories	44,844	—	44,844
Deferred income taxes	22,124	—	22,124
Prepaid expenses and other current assets(3)	6,577	—	6,577

Total current assets	240,589	—	240,589
Property and equipment, net	22,575	—	22,575
Goodwill	32,142	—	32,142
Deferred tax asset	—	2,881	2,881
Other assets, net	18,595	—	18,595

	$313,901	$2,881	$316,782

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,120	$—	$11,120
Accrued salaries and employee benefits	4,797	443	5,240
Other accrued liabilities	3,668	987	4,655
Deferred income on shipments to distributors	29,244	(1,250)	27,994

Total current liabilities	48,829	180	49,009
Deferred compensation plan liability	3,238	—	3,238
Deferred rent liability	1,097	—	1,097

Total liabilities	53,164	180	53,344
Commitments and contingencies
Shareholders’ equity:
Common stock	25	—	25
Additional paid-in capital	188,605	14,842	203,447
Deferred compensation	—	(198)	(198)
Retained earnings	72,920	(11,943)	60,977
Accumulated other comprehensive loss	(813)	—	(813)

Total shareholders’ equity	260,737	2,701	263,438

	$313,901	$2,881	$316,782

(1)	Cumulative adjustment of ($1,250) for European distributor deferred income.

(2)	Cumulative restatement adjustments for stock-based compensation expenses, relating to improper measurement dates, other stock option modifications and related payroll and income tax expense (benefit) impacts.

(3)	The Company reclassified $1,342 of previously reported accounts receivable to prepaid and other current assets to conform to the current presentation.

REPORT OF ERNST & YOUNG LLP
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
  Actel Corporation

We have audited the accompanying consolidated balance sheets of Actel Corporation as of December 31, 2006 and January 1, 2006 (restated), and the related consolidated statements of operations, shareholders’ equity and accumulated other comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2006 (2005 and 2004, restated). Our audits also included the financial statement schedule listed on item 15 (a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Actel Corporation at December 31, 2006 and January 1, 2006 (restated), and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 (2005 and 2004, restated), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company has restated its previously issued financial statements as of January 1, 2006 and for the years ended January 1, 2006 and January 2, 2005 to correct for errors in share-based compensation, the related tax effects and errors in deferred income originating in 2000 and prior years.

As discussed in Note 1 to the consolidated financial statements, on January 2, 2006 the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment, using the modified-prospective transition method.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Actel Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 21, 2008 expressed an unqualified opinion thereon

/s/ Ernst & Young LLP

San Jose, California
January 21, 2008

REPORT OF ERNST & YOUNG LLP
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
  Actel Corporation

We have audited Actel Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Actel Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Actel Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Actel Corporation as of December 31, 2006 and January 1, 2006 (restated), and the related consolidated statements of operations, shareholders’ equity and accumulated other comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2006 (2005 and 2004, restated) and our report dated January 21, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
January 21, 2008

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

We have tested controls placed into operation as part of the remedial actions above and found them to be operating effectively as of December 31, 2006, enabling us to conclude that the reoccurrence of stock option grant measurement date errors is a remote possibility.

Evaluation of Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of December 31, 2006, the end of the period covered by this Annual Report on Form 10-K. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported on a timely basis and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As a result of the review of our past stock option granting practices and the related restatement, our management, including our CEO and CFO, concluded that we had control deficiencies in our measurement date determination process that represented material weaknesses in our internal control over financial reporting prior to 2005. The measurement date determination errors occurred because there were not processes in place to ensure that all required corporate granting actions were completed by the stated grant date. However, based on our evaluation as of December 31, 2006, our CEO and CFO have concluded that we have remediated the material weakness discussed above in internal control over financial reporting related to stock option granting practices and our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2006.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on its assessment, management has concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2006, based on criteria in Internal Control — Integrated Framework, issued by the COSO. The effectiveness of our internal control over financial reporting as of December 31, 2006, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Changes in Internal Control over Financial Reporting

There were no significant changes to our internal controls during the quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Directors

The following table identifies each of our directors:

Name of Director	Age	Principal Occupation	Director Since

John C. East	62	President and Chief Executive Officer, Actel Corporation	1988
James R. Fiebiger	67	Business Consultant	2000
Jacob S. Jacobsson	55	President and Chief Executive Officer, Blaze, Inc.	1998
J. Daniel McCranie	64	Business Consultant	2004
Robert G. Spencer	63	Principal, The Spencer Group	1989

Mr. East has been a director, and served as our President and Chief Executive Officer, since December 1988.

Dr. Fiebiger has been a director since December 2000.  He has been an independent consultant to the semiconductor industry since October 2004. From December 1999 to September 2004, Dr. Fiebiger was Chairman and Chief Executive Officer of Lovoltech Inc., a privately held semiconductor company specializing in low voltage devices. He also serves as a director of Mentor Graphics Corporation, Pixelworks Inc., Power Integrations Inc., and QLogic Corporation. Dr. Fiebiger was Vice Chairman and Managing Director of Technology Licensing of GateField Corporation, a semiconductor company that we purchased in November 2000, from 1998 to 2000, and President and Chief Executive Officer and a director of GateField from 1996 to 1998. He has also held the positions of President and Chief Operating Officer of VLSI Technology, Inc., an ASIC semiconductor company, President and Chief Executive Officer of Thomsom-Mosteck, a semiconductor company, and Senior Corporate Vice President and Assistant General Manager of Motorola Inc.’s worldwide semiconductor sector.

Mr. Jacobsson has been a director since May 1998. Since March 2006, he has been President and Chief Executive Officer of Blaze, Inc., a privately-held company that offers products for Design For Manufacturability (DFM) products. For the six years before that, he was President and Chief Executive Officer and a director of Cynapps, Inc., and its successor by merger, Forte Design Systems, a privately-held company that offers products and services for the hierarchical design and verification of large, complex systems and integrated circuits. Mr. Jacobsson also serves as a director of various other private companies.

Mr. McCranie has been an independent business consultant since 2001. Mr. McCranie has been Chairman of the Board of Virage Logic Corporation, a provider of application-optimized semiconductor intellectual property platforms based on memory, logic, and design tools, since August 2003; and of ON Semiconductor Corporation, a global supplier of power and data management and standard semiconductor components, since August 2002. He is also a member of the Board of Directors of Cypress Semiconductor Corporation, a diversified, broadline semiconductor supplier with a communications focus located in San Jose, California, where he was employed from 1993 to 2001, most recently as Vice President, Marketing and Sales. From 1986 to 1993, Mr. McCranie was President, Chief Executive Officer, and Chairman of SEEQ Technology, Inc., a manufacturer of semiconductor devices. He was previously Chairman of the Board of Xicor Inc. and has served on the Boards of California Micro Devices and ASAT Holdings Limited.

Mr. Spencer has been the principal of The Spencer Group, a consulting firm, for the past five years.

A director serves in office until his or her respective successor is duly elected and qualified or until his or her death or resignation. There are no immediate family relationships between or among any of our directors or our executive officers.

Executive Officers

The following table identifies each of our executive officers:

Name(1)	Age	Position

John C. East	62	President and Chief Executive Officer
Esmat Z. Hamdy	57	Senior Vice President of Technology and Operations
Jay A. Legenhausen	41	Senior Vice President of Worldwide Sales
Fares N. Mubarak	46	Senior Vice President of Engineering & Marketing
Jon A. Anderson	49	Vice President of Finance and Chief Financial Officer
Anthony Farinaro	45	Vice President & General Manager of Design Services
Barbara L. McArthur	57	Vice President of Human Resources
David L. Van De Hey	52	Vice President & General Counsel and Secretary

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

Mr. Mubarak joined Actel in November 1992, was our Director of Product and Test Engineering until October 1997, and became our Vice President of Engineering in October 1997, our Senior Vice President of Engineering in February 2006, and our Senior Vice President of Engineering & Marketing in October 2007. From 1989 until joining us, he held various engineering and engineering management positions with Samsung Semiconductor Inc., a semiconductor manufacturer, and its spin-off, IC Works, Inc. From 1984 to 1989, Mr. Mubarak held various engineering, product planning, and engineering management positions with Advanced Micro Devices, a semiconductor manufacturer.

Mr. Legenhausen joined Actel in October 2007 as Senior Vice President of Worldwide Sales. From 1990 until joining us, he held various management, sales, marketing and engineering positions with Cypress Semiconductor, a semiconductor manufacturer, with the most recent position of Vice President of Sales, Americas.

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

Our executive officers are appointed by, and serve at the discretion of, our board of directors, subject to their rights under any contract of employment or other agreement. There are no immediate family relationships between or among any of our directors or our executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange requires our directors, executive officers, and persons who beneficially own more than 10 percent of our Common Stock to file with the Securities and Exchange Commission (“SEC”) reports of ownership regarding the Common Stock and other Actel equity securities. These persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on a review of copies of the Section 16(a) reports received during the period from January 1 until December 31, 2006, and written representations from each of our directors and executive officers, all of our directors and executive officers complied with the applicable Section 16(a) filing requirements, except that Mr. Van De Hey filed one report two business days late due to technical difficulties.

Code of Ethics

We have a Code of Business Conduct and Ethics for all of our directors, officers, and employees. Our Code of Business Conduct and Ethics is available on our website at http://www.actel.com. To date, there have been no waivers under our Code of Business Conduct and Ethics. We will post any waivers, if and when granted, of our Code of Business Conduct and Ethics on our website at http://www.actel.com on the Investor Relations page (http://media.corporate-ir.net/media — files/irol/11/112185/pdfs/CodeEthics.pdf).

This website address is intended to be an inactive, textual reference only. None of the material on this website is part of this Annual Report on Form 10-K.

Audit Committee

The Audit Committee currently consists of Messrs. Fiebiger (Chairman), Spencer, and Jacobsson. Our Audit Committee is primarily responsible for selecting our independent registered public accounting firm, overseeing our internal financial reporting and financial controls, and consulting with and reviewing the services provided by our independent registered public accounting firm. The Board of Directors has determined that each member of the Audit Committee is an “independent director” as defined in Nasdaq Rule 4200. Our Board of Directors has also determined that there is currently no “audit committee financial expert,” as defined in the applicable SEC rules and regulations, serving on the Audit Committee and is currently attempting to find an individual who is an audit committee financial expert and is willing to serve as a Director and as a member of our Audit Committee.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

The Compensation Committee, which currently consists of Directors McCranie (Chairman), Fiebiger, and Spencer, approves executive salary, benefit, and incentive compensation matters. The Compensation Committee determines compensation based on recommendations of management (other than for our Chief Executive Officer), analysis of relevant compensation data, and the advice of an independent compensation consultant hired by the Compensation Committee. We seek to have a compensation program that fairly rewards executives for their responsibilities and performance, aligns management and shareholder interests, and provides incentives for both short- and long-term performance. The primary components of our compensation program are base salary, an annual incentive bonus plan, and stock and option awards.

Objectives and Principles of Our Executive Compensation

The primary goal of our compensation system is to ensure that we have talented, experienced, and motivated executive leadership that is capable of achieving our financial and strategic objectives.

As a starting point, we believe our executives should be fairly rewarded for their experience and for their level of responsibility. We therefore seek to ensure that our level of executive compensation is similar to that paid to comparable executives at comparable companies.

We strongly believe that executive compensation should be directly linked to our performance. Our compensation system is designed so that a substantial portion of the potential compensation of all of our Named Executives Officers is contingent on our financial results and our stock price.

In rewarding performance, we are careful to reward short- and long-term performance in a balanced manner. We expect our executive leadership to manage the Company so that we achieve our annual fiscal plan while at the same time positioning us to achieve our longer-term strategic objectives. Our performance based compensation therefore contains both long- and short-term elements.

In order to achieve longer-term strategic objectives, we believe it is important that we have a cohesive executive team with deep experience in the FPGA industry and at Actel. Therefore, our compensation system provides incentives for our existing executives to remain with us. To the extent that we need to hire new executives, we believe our compensation system allows us to attract individuals with the requisite experience and qualifications.

As a matter of corporate culture, we believe that executives should be compensated in a manner similar to all other employees of the Company. We have no executive perquisites, and decisions regarding executive salaries, raises and stock or option awards are made in the context of the compensation that is paid to employees generally.

Finally, our compensation system is intended to be consistent with our shareholders’ interests. As discussed above, our compensation system is intended to motivate our executives to achieve high levels of performance. In addition, our compensation system is designed to ensure that executives do not receive a disproportionate share of corporate profits and that stock and option awards do not cause excessive dilution to shareholders.

Elements of Executive Compensation

Our executive compensation system consists of three main elements: base salary, an annual incentive bonus plan, and stock and option awards. In addition, executives may participate in our Employee Stock Purchase Plan and our non-qualified deferred compensation plan. In the event of a change of control of Actel, our executives would be eligible for payments pursuant to our Employee Retention Plan and, under certain circumstances, accelerated vesting of stock and option awards under our Management Continuity Agreements.

Our compensation system deliberately excludes certain elements. Our Named Executive Officers do not have employment contracts, and, consistent with our belief that pay should be directly linked with performance, none is entitled to receive severance pay upon termination of employment. We have also chosen not to have executive perquisites as those would be inconsistent with our corporate culture. We do not have a pension plan, employer contributions to our deferred compensation plan, or other post-employment benefits (other than, under certain circumstances, under our change-of-control arrangements) as we do not believe those are efficient means of motivating improved performance.

Our Compensation Committee uses the services of an independent compensation consultant, Wade Meyercord of Meyercord & Associates, Inc., who attends the meetings of the Compensation Committee together with our Chief Executive Officer and our Vice President of Human Resources. The consultant’s responsibilities are to gather and present to the Committee relevant compensation data that is publicly available through filings with the Securities and Exchange Commission or in various surveys. While the consultant provides comparable salary ranges for the Company’s various executive positions, he does not recommend specific amounts. These recommendations are made by management for review and discussion by the Committee. Management does not recommend specific compensation amounts for our Chief Executive Officer, and these amounts are determined by the Committee, with input from the Vice President of Human Resources as requested.

In structuring our compensation system, we are aware that there is strong competition for executive talent. We therefore seek to ensure that the compensation we pay our executives is competitive with what they could earn at other companies. As part of our compensation process, we obtain publicly disclosed compensation data from 19 semiconductor companies. We believe that these companies are potential competitors for our executives and that their compensation practices are therefore meaningful to our compensation decisions. These companies have revenue and market capitalizations that are similar to ours with approximately two-thirds having greater and one-third having lesser revenue and market capitalizations. The companies are located primarily in California and all are in the United States. This information is supplemented by broader commercially-available salary surveys. We use all of this information for reference purposes but do not attempt to benchmark our compensation against the comparable companies or any particular survey.

The following is a description of each element of our compensation system:

Base Salary.  The Compensation Committee establishes base salaries based on the scope of responsibility for each position, taking into account base salaries at comparable companies. Because our executives have significant industry experience and most have long tenures with us, their base salaries are generally higher than the median base salary for comparable companies. We review base salaries annually and may adjust them to reflect market conditions or individual performance.

We made no general increase in executive base salaries in 2006. We had increased base salaries in October 2005. Those increases reflected decisions that we had made earlier in that year but had delayed implementing for financial reasons. However, two of our Named Executive Officers did receive increases in their base salaries in 2006 because of their particular circumstances. In February 2006, we increased the salary of Dennis Kish from $273,000 to $298,480 to reflect his promotion to Senior Vice President of Sales and Marketing. Mr. Kish subsequently left the Company in August 2007. In October 2006, we increased the salary of Jon Anderson, our Chief Financial Officer, from $252,000 to $277,000 because we determined that his salary was significantly below market. In August 2007, we implemented our 2007 salary increases.

We believe that the base salaries and potential incentive bonuses of our executive officers, when combined, are below the $1 million deductibility limit set forth in Section 162(m) of the Internal Revenue Code and, therefore, that provision of the tax law does not influence our compensation decisions significantly.

Incentive Bonus Plan.  In 2006, each Named Executive Officer was eligible to receive a bonus under our 2006 Key Employee Incentive Plan (the “Incentive Plan”). This plan is intended to reward executives and key employees for achieving certain levels of financial performance during the fiscal year. The executive portion of the 2006 Key Employee Incentive Plan was similar to bonus plans adopted in prior years, and we have adopted a similar plan for 2007.

The Incentive Plan is intended to provide a significant portion of an executive’s potential compensation. It is designed to help ensure that executives are focused on our near-term performance and on financial objectives that are of interest to shareholders. The Incentive Plan is designed so that the fiscal plan target levels should be achievable in any given year but only with a satisfactory level of performance. Payments significantly above the fiscal plan target levels would require a higher level of performance. The Incentive Plan includes a threshold level of non-GAAP profitability that must be achieved for payments to be made in order to ensure that unsatisfactory performance is not rewarded. Due to the fact that our base salaries are somewhat higher than the median for comparable companies, we believe that overall our target payments under the Incentive Plan as a percentage of base salary are somewhat lower than bonuses paid by comparable companies.

The total payment under the Incentive Plan is determined primarily by a formula based on two variables: our annual revenues and our non-GAAP profit before tax. “Non-GAAP profit before tax,” which excludes amortization of acquisition-related intangibles and stock-based compensation expense, is customarily reported in our earnings release for the fourth quarter. However, because we were prevented from filing full financial statements for 2006 in early 2007 due to our stock option investigation, we only reported revenues for the fourth quarter of 2006. As a consequence, the Compensation Committee determined bonuses for 2006 under the Incentive Plan using the Company’s non-GAAP profit before tax for 2006 as it was determined internally on January 29, 2007. Our Audit

Committee reviewed this determination. The Compensation Committee believed this was an appropriate course of action, even though it was possible that the Company’s operating results would change as a result of the stock option investigation and related restatements. The Incentive Plan already excluded stock-based compensation, and the Committee believed that any other changes would likely not be operational in nature. We have chosen revenues and non-GAAP profit before tax as our targets because we believe they are the best indicators of our annual financial performance. The levels of revenues and non-GAAP profit before tax used under the Incentive Plan are determined by the Compensation Committee with reference to the fiscal plan for the year adopted by our full Board of Directors. For 2006, the target revenue level used for the Incentive Plan was $189.9 million and the target non-GAAP profit before tax used was $12.25 million.

The aggregate payment under the Incentive Plan is subject to certain adjustments and limitations. The total payment for executives can be adjusted upward or downward by up to 20% based on a formula that depends on our revenue growth relative to our four chief competitors in the FGPA market. This adjustment is included because we believe it is important that executives focus on maintaining or improving our competitive position in the FPGA market. In addition, no bonus is paid unless a threshold level of non-GAAP profit before tax is reached (75%, or $9.2 million for 2006), and total payments to executive officers under the Incentive Plan for 2006 could not exceed 12.8% of non-GAAP profit before tax. We included these limitations to motivate our executives to focus on annual profitability and to ensure that executives do not receive a disproportionate amount of the profit we generate. Finally, subject to the approval of the Compensation Committee, our Chief Executive Officer can modify the payments to executives other than himself to reflect individual achievement or special financial circumstances. In 2006, the Chief Executive Officer did not modify the payments to any Named Executive Officer.

The total amount available under the Incentive Plan is allocated among the executive officers in proportion to their base salaries. The payment available to Mr. East, as a percentage of his base salary, was 150% of the payments available to the other Named Executive Officers, as a percentage of their base salaries, to reflect his greater responsibility for the Company’s success in achieving its financial objectives. The Grants of Plan Based Awards table below sets forth the threshold, target and maximum amounts that would have been payable under the Incentive Plan for 2006 to Named Executive Officers if the amounts payable under the Incentive Plan were not adjusted for the Company’s relative performance to other FPGA companies. For 2006, the target amounts (which assume that our revenue growth would exceed two of our four main competitors) represented 13% of the base salaries of the Named Executive Officers except Mr. East and 19.6% of his base salary. The actual amounts paid to the Named Executive Officers for 2006 under the Incentive Plan were approximately 27.8% of the base salary of Mr. East and 18.5% of the base salary of the other Named Executive Officers. In calculating the amounts actually paid, our non-GAAP profit before tax was greater than projected under our fiscal plan for 2006, which was partially offset by our relative revenue growth exceeding only one of our four main competitors.

Stock and Option Awards.  In 2006, the Company granted its Chief Executive Officer options to purchase shares of Common Sock and its other Named Executive Officers options to purchase shares of Common Stock and restricted stock units. We believe that stock option awards are an effective means of aligning the interests of executives and shareholders and rewarding executives for our achieving success over the long term, and that all equity awards provide executives an incentive to remain with us.

All stock option awards have an exercise price equal to the fair market value of our Common Stock as of the date of the grant and a ten-year term. The stock option awards granted in 2006 vest over four years at the rate of 50% after two years and 6.25% each quarter thereafter. Because stock option awards have value only if our stock price increases, we believe they strongly link pay to performance.

The restricted stock units granted in 2006 vest over four years at rate of 50% after two years and 25% each year thereafter. Because restricted stock units have value even if our stock price remains stable or declines, they less strongly link pay and performance than stock option awards. However, the fact that they retain value makes them a stronger tool for encouraging executive retention. We believe that having restricted stock units as part of our stock-based compensation provides executives with a balance of certainty and upside potential. Because we believe the CEO is ultimately responsible for our performance and therefore should be rewarded primarily for performance, we chose not to grant Mr. East any restricted stock units in 2006.

Restricted stock units are also useful for managing “overhang” (i.e., the number of stock options outstanding as a percentage of total shares outstanding). We believe that a large overhang can have negative impact on the performance of our Common Stock. Restricted stock units are a means of providing executive officers with stock-based compensation without negatively impacting our overhang. Like stock options, however, restricted stock units cause shareholder dilution, and we take this impact into account when granting restricted stock units.

In determining the number of stock options and awards to grant, we attempt to grant a sufficient number so that amounts realized from the awards can constitute a significant portion of our executive’s compensation if our stock performs strongly. While we are cognizant of the financial statement impact of stock and option awards, we do not believe the accounting value of the awards (such as is indicated in the Summary Compensation Table and the Plant Grant Awards table below) reflects the value of awards to the recipient. Accounting cost, therefore, is not a significant consideration in our decisions to grant stock and option awards. As with our determination of base salary and structuring of the incentive plan, we attempt to structure our stock and option awards so that they are competitive with comparable companies based on data supplied by our compensation consultant.

In 2006, the Compensation Committee awarded each of our Named Executive Officers, other than Mr. East, awards of options to purchase 33,750 shares of Common Stock and 4,500 restricted stock units. The basis for the equal awards was the belief of Mr. East and the Compensation Committee that these individuals generally have equally-weighted responsibilities within the Company. The Compensation Committee granted Mr. East options to purchase 130,000 shares of Common Stock based on its belief that his responsibilities are significantly greater.

In 2006, all options to our executive offers were granted on March 3, 2006, and the exercise price of the options was the closing price of our Common Stock on that day. March 3 was the date our Compensation Committee met and granted the options. Option awards will continue to be approved at a meeting of the Compensation Committee but, beginning in 2007, the options will not be granted until the first subsequent trading day in a “trading window” under our Insider Trading Policy. The exercise price of the options will be the closing price of our Common Stock on the date of grant. We believe that this approach will help ensure that that the exercise price of our options reflect all material information regarding the Company at the time of the grant.

In December of 2005, we offered all of our employees other than our Chief Executive Officer the opportunity to exchange all of their outstanding options with exercise prices of $19.73 or more for restricted stock units. The purposes of the exchange offer were to provide employees with an opportunity to receive equity awards that would have a meaningful incentive effect and to reduce our overhang of outstanding options. The restricted stock unit exchange offer closed in January 2006. On average, employees surrendered options to purchase 3.75 shares of Common Stock for each restricted stock unit received. We determined the exchange ratios in accordance with the methodologies used by Institutional Shareholder Services (“ISS”) in evaluating option exchange proxy solicitations, and believe that ISS would have considered the exchange to be value-neutral. The exchange reduced our overhang by 17.2%. Details of the exchange offer can be found below at “Additional Material Information Regarding Compensation Tables — Option Exchange Offer.”

Change-in-Control Arrangements.  We have adopted two plans that could provide benefits to our Named Executive officers in the event of a change of control. For the purposes of the plans, a change of control is defined as (i) the acquisition by any person of beneficial ownership of more than 30% of the combined voting power of our outstanding securities; (ii) a change in a majority of our Board of Directors within a two-year period; (iii) our merger or consolidation with any other corporation that has been approved by our shareholders, other than a merger or consolidation that would result in our voting securities outstanding immediately prior the merger or consolidation continuing to represent at least 50% of the total voting power of the surviving entity outstanding immediately after such merger or consolidation; or (iv) approval by our shareholders of a plan of complete liquidation or an agreement for the sale or disposition of all or substantially all of our assets.

Our Employee Retention Plan provides that all employees who hold unvested stock options and/or restricted stock units as of the date of any change of control shall receive, upon remaining in our employ for six months following the date of such change of control (or upon an earlier termination of employment other than for cause), an amount equal to one-third of the aggregate value of the restricted stock units and “spread” on their unvested options as of the date of such change of control. “Spread” is defined as the difference between the change of control price and the option exercise price. Payment may be made in cash, common stock of the Company or the acquirer, or a combination of cash and common stock. Such payment is in addition to any value realized by the employee upon exercise of any such unvested options. The purpose of the Employee Retention Plan is to help ensure that the interests of our employees and our shareholders are aligned in the event we are potentially subject to a change of control.

Our Management Continuity Agreements provide that an executive officer’s stock options and restricted stock units outstanding at the time of a change of control shall become fully vested if the officer dies or in the event of an involuntary termination of the officer’s employment other than for cause following the change of control. Change-of-control events often result in termination of executive officers’ employment. As a result, executive officers may have a strong personal financial incentive to avoid or resist a change of control even if that change of control would be beneficial to shareholders. Our change-of-control arrangements are intended to ameliorate this potential conflict of interest and make our executives neutral from a personal financial perspective with respect to potential change of control events. We believe that the amount of compensation our executives could potentially receive after a change of control pursuant to our Employee Retention Plan and Management Continuity Agreements is relatively modest in comparison to the amounts potentially receivable by executives at comparable companies under their change-of-control arrangements.

Non-Qualified Deferred Compensation.  We administer a non-qualified deferred compensation plan in which all employees with a base salary of at least $150,000 are eligible to participate. The plan allows employees to place cash compensation into their choice of investment vehicles and to not be taxed on the returns from such investment until they withdraw amounts from the accounts. We do not make any contributions to any employee’s account and do not guarantee any return on the accounts. We provide this plan so that more highly compensated employees have the opportunity to place the same proportion of their compensation in a tax-favored vehicle that lower compensated employees have through vehicles such as our 401(k) plan. The cost of administering the plan is small, so we do not consider this a significant element of our executive compensation system.

Employee Stock Purchase Plan.  We offer all full-time and most part-time employees the opportunity to participate in our Employee Stock Purchase Plan (“ESPP”). The ESPP is generally implemented during consecutive and overlapping 24-month offering periods, each of which is divided into four six-month purchase periods. Generally, offering and purchase periods commence on February 1 and August 1 of each year. Under the terms of the ESPP, an employee may at the beginning of each purchase period elect to place up to 15% of their base salary into the plan. At the end of each purchase period, the amounts in each participant’s account are used to purchase shares of our Common Stock at a price equal to the lower of 85% of the price of our Common Stock at the beginning of the purchase period or 85% of the price of our Common Stock at the end of the purchase period. The primary purpose of the ESSP is to encourage lower-level employees who may not receive significant stock option awards to purchase and hold our Common Stock. As such, we have limited the total amount of contributions that any employee may use to purchase Common Stock pursuant to the ESPP to $10,000 in any calendar year. We do not consider the ESPP to be a significant element of our executive compensation system.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis set forth above with Actel’s management. Based upon the review and discussions noted above, the Compensation Committee has recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

This report is submitted by the Compensation Committee.

J. Daniel McCranie, Committee Chairman
James R. Fiebiger
Robert G. Spencer

Compensation Committee Interlocks and Insider Participation

During fiscal year 2006, no member of the Compensation Committee was an officer or employee or former officer or employee of Actel or any of its subsidiaries. No member of the Compensation Committee or executive officer of Actel served as a member of the Board of Directors or Compensation Committee of any entity that has an executive officer serving as a member of our Board of Directors or Compensation Committee. Finally, no member of the Compensation Committee had any other relationship requiring disclosure.

Summary Compensation Table

The following table presents information concerning the total compensation of the Company’s Chief Executive Officer, Chief Financial Officer, and the three other Named Executive Officers for services rendered to the Company in all capacities for the fiscal year ended December 31, 2006. None of our Named Executive Officers received any other compensation required to be disclosed by law or in excess of $10,000 annually.

SUMMARY COMPENSATION TABLE

							Change in
							Pension
						Non-	Value and
						Equity	Nonqualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)	($)	($)(1)	($)(1)	($)(2)	($)	($)	($)

John C. East	2006	$422,000	—	$—	$1,002,493	$117,415	—	—	$1,541,908
President and Chief Executive Officer (Principal Executive Officer)
Esmat Z. Hamdy	2006	$306,800	—	$361,243	$327,187	$56,908	—	—	$1,052,138
Senior Vice President, Technology and Operations
Dennis G. Kish(3)	2006	$296,357	—	$486,779	$363,573	$55,365	—	—	$1,202,074
Former Senior Vice President, Sales and Marketing
Fares N. Mubarak	2006	$298,480	—	$374,365	$356,241	$55,365	—	—	$1,084,451
Senior Vice President, Engineering
Jon A. Anderson	2006	$258,250	—	$304,566	$324,162	$51,381	—	—	$938,359
Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

(1)	The amounts shown do not reflect compensation actually received. Instead, the amounts shown are the compensation costs recognized by Actel in 2006 for stock option and stock awards granted during or prior to 2006 as determined pursuant to SFAS 123(R). The assumptions used to calculate the value of the stock option and stock awards are set forth in Note 1 to Consolidated Financial Statements included in this Annual Report on Form 10-K.

(2)	Represents amounts paid pursuant to our 2006 Key Employee Incentive Plan for performance during 2006. These amounts were determined on January 19, 2007, and paid on February 15, 2007.

(3)	Mr. Kish resigned effective August 1, 2007.

Grants of Plan-Based Awards

The following table presents information concerning grants of plan-based awards to each of the Named Executive Officers during our 2006 fiscal year:
GRANTS OF PLAN-BASED AWARDS

									All Other	All Other		Grant
									Stock	Option	Exercise or	Date
									Awards	Awards:	Base	Fair
									Number of	Number of	Price of	Value of
			Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(2)			Estimated Possible Payouts Under Equity Incentive Plan Awards			Shares or	Securities	Option	Stock &
	Grant		Threshold	Target	Maximum	Threshold	Target	Maximum	Stock	Underlying	Awards	Options
Name	Date		($)	($)	($)	($)	($)	($)	Units (#)	Options (#)	($/Sh)	Awards ($)

John C. East	3/03/2006									130,000	14.77	946,675
			48,614	82,796	199,076
Esmat Z. Hamdy	01/03/2006	(1)							4,547
	01/03/2006	(1)							10,858
	01/03/2006	(1)							14,287
	01/03/2006	(1)							15,000
	01/03/2006	(1)							12,858
	03/03/2006									33,750	14.77	245,772
	03/03/2006								4,500			66,465
			23,562	40,129	96,487
Dennis G. Kish	1/03/2006	(1)							18,572
	01/03/2006	(1)							4,547
	01/03/2006	(1)							11,429
	01/03/2006	(1)							14,287
	01/03/2006	(1)							15,000
	01/03/2006	(1)							12,858
	03/03/2006									33,750	14.77	245,772
	03/03/2006									25,000	14.77	171,840
	03/03/2006								4,500			66,465
			22,923	39,041	93,871
Fares N. Mubarak	01/03/2006	(1)							1,430
	01/03/2006	(1)							4,547
	01/03/2006	(1)							11,429
	01/03/2006	(1)							14,287
	01/03/2006	(1)							15,000
	01/03/2006	(1)							12,858
	03/03/2006									33,750	14.77	245,772
	03/03/2006									20,000	14.77	137,695
	03/03/2006								4,500
			22,923	39,041	93,871							66,465
Jon A. Anderson	01/03/2006	(1)							3,547
	01/03/2006	(1)							19,573
	01/03/2006	(1)							12,500
	01/03/2006	(1)							12,858
	03/03/2006									33,750	14.77	245,772
	03/03/2006								4,500			66,465
			21,274	36,232	87,115

(1)	Represents restricted stock units issued pursuant to our Option Exchange Offer.

(2)	These columns show the range of potential payouts under the 2006 Key Employee Incentive Plan as described under the caption “Elements of Executive Compensation — Incentive Bonus Plan” in the Compensation Discussion and Analysis.

Additional Material Information Regarding Compensation Tables

Below is additional information regarding the compensation described in the Summary Compensation Table and the Grant of Plan Based Awards table above.

1986 Equity Incentive Plan

Stock and option awards to Named Executive Officers are made pursuant to the our 1986 Equity Incentive Plan (Equity Plan) The Equity Plan was initially approved by our Board of Directors in January 1986 and by our shareholders in May 1986. Since then, our Board and shareholders have approved numerous amendments to the Equity Plan, including increases in the number of shares of Common Stock issuable under the Plan. The Equity Plan provides for the granting to employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (Code), the granting of nonstatutory options to employees and consultants (including sales representatives), and for the granting of stock appreciation rights, restricted stock, restricted stock units, performance shares, and performance units to employees. The Equity Plan is not a qualified deferred compensation plan under Section 401(a) of the Code, and is not subject to the Employee Retirement Income Security Act of 1974, as amended (ERISA).

At December 31, 2006, options to purchase a total of 4,972,616 shares were outstanding at a weighted average exercise price of $16.71 per share; 810,686 restricted stock units were outstanding and unvested; and 1,902,160 shares remained available for future grants under the Equity Plan.

The stock options and restricted stock units granted under the Equity Plan to executives during 2006 vest over four years at the rate of 50% after two years and 6.25% each quarter thereafter. The other material features of the Equity Plan relating to stock options and restricted stock units are described below:

Administration.  The Equity Plan may be administered by our Board of Directors or a committee designated by the Board that is constituted in accordance with applicable rules and regulations (Administrator)

Stock Options.  Each option granted under the Equity Plan is to be evidenced by a written stock option agreement between Actel and the optionee and is subject to the following additional terms and conditions:

Exercise of Option.  The Administrator determines on the date of grant when options become exercisable. An option is exercised by giving written notice of exercise to Actel specifying the number of full shares of Common Stock to be purchased and tendering payment of the purchase price to Actel. Subject to applicable law, the acceptable methods of payment for shares issued upon exercise of an option are set forth in the option agreement and may consist of (i) cash, (ii) check, (iii) promissory note, (iv) shares of Common Stock, (v) the delivery of a properly executed exercise notice together with such other documentation as the Administrator and the broker, if applicable, shall require to effect an exercise and delivery to Actel of the exercise price from the sale proceeds, (vi) any combination of the foregoing methods, or (vii) such other consideration and method of payment permitted under applicable law.

Exercise Price.  The exercise price of options granted under the Equity Plan is determined on the date of grant. The exercise price of stock options must be at least 100% of the fair market value per share at the time of grant. In the case of options granted to an employee who at the time of grant owns more than 10% of the voting power of all classes of stock of Actel or any parent or subsidiary, the exercise price must be at least 110% of the fair market value per share of the Common Stock at the time of grant. The fair market value of a share of Common Stock is the closing sales price for such stock as quoted on the Nasdaq National Market on the date of grant.

Termination of Relationship.  If the optionee’s employment or consulting relationship with Actel is terminated for any reason (other than death or total and permanent disability, as discussed below), options may be exercised within 90 days (or such other period of time as is determined by the Administrator) after such termination as to all or part of the shares as to which the optionee was entitled to exercise at the date of such termination, provided that the option may be exercised no later than its expiration date.

Disability.  If an optionee is unable to continue his or her employment or consulting relationship with us as a result of total and permanent disability, options may be exercised at any time within six months (or such other period of time not exceeding 12 months as is determined by the Administrator) from the date of disability to the extent such options were exercisable at the date of disability, provided that the option may be exercised no later than its expiration date.

Death.  If an optionee dies while serving as our employee or consultant, options become fully vested and may be exercised at any time within 12 months after the date of death by the optionee’s estate or a person who acquired the right to exercise the option by bequest or inheritance, provided that the option may be exercised no later than its expiration date.

Term and Termination of Option.  At the time an option is granted, the Administrator determines the period within which the option may be exercised. The form of option agreement provides that options granted under the Equity Plan expire ten years from the date of grant. In no event may the term of an incentive stock option be longer than ten years. No option may be exercised by any person after the expiration of its term. An incentive stock option granted to an optionee who, at the time such option is granted, owns more than 10% of the voting power of all classes of stock of Actel may not have a term of more than five years.

Restricted StockUnits.  Restricted stock units are awards that obligate the Company to deliver shares of Common Stock to the participant as specified on each vesting date. Subject to annual share limitations set forth in the Equity Plan, the Administrator has complete discretion to determine (i) the number of shares subject to a restricted stock unit award granted to any participant and (ii) the conditions for grant or for vesting that must be satisfied, which typically will be based principally or solely on continued provision of services but may include a performance-based component. If a participant dies while serving as our employee or consultant, any restricted stock units shall vest in full. Until the shares are issued, no right to vote or receive dividends or any other rights as a shareholder shall exist with respect to the underlying shares, unless a dividend equivalent has been issued in tandem with the restricted stock unit.

Nontransferability of Awards.  Unless determined otherwise by the Administrator, an award granted under the Equity Plan is not transferable other than by will or the laws of descent and distribution, and may be exercised only by the participant during the participant’s lifetime or, in the event of death, by the participant’s estate or by a person who acquires the right to exercise the award. No awards granted under the Equity Plan may ever be transferred for value.

Stock Subject to Equity Plan.  The Equity Plan provides that the aggregate number of options that may be sold under the Plan is increased annually on the first day of each fiscal year by such amount as is necessary to make the total number of options available for grant under the Equity Plan equal to 5% of our Common Stock issued and outstanding at the close of business on the last day of the immediately preceding fiscal year. Each restricted stock unit that is granted counts as two options under the Equity Plan.

Adjustments; Dissolutions; Mergers and Asset Sales.  In the event any change, such as a stock split or dividend, is made in Actel’s capitalization that results in an increase or decrease in the number of outstanding shares of Common Stock without receipt of consideration by us, an appropriate adjustment shall be made in the number of shares under the Equity Plan, the price per share covered by each outstanding award, and the annual limits applicable to share-based awards.

In the event of the proposed dissolution or liquidation of Actel, all awards that have not been exercised (with respect to options and stock appreciation rights) or vested will terminate immediately prior to the consummation of such proposed action. The Administrator may, in its discretion, make provision for accelerating the vesting of shares subject to options and stock appreciation rights under the Equity Plan in the event of such a proposed dissolution or liquidation. In addition, the Administrator may provide that any Company repurchase option or forfeiture rights applicable to other types of awards will lapse, and vesting will accelerate, subject to the dissolution or liquidation taking place at the time and in the manner contemplated.

In the event of the merger of Actel with or into another corporation or the sale of all or substantially all of the assets of Actel, each outstanding award shall be assumed or substituted for by the successor corporation. If the successor corporation refuses to assume or substitute for the awards, they shall become fully vested.

Amendment and Termination.  The Board may amend the Equity Plan at any time or from time to time or may terminate the Equity Plan without approval of the shareholders, except that shareholder approval is required for any amendment to the Equity Plan requiring shareholder approval under applicable law as in effect at the time. However, no action by the Board of Directors or shareholders may alter or impair any award previously granted under the Equity Plan without the written consent of holder of such award. The Board may accelerate the vesting of any award or waive any condition or restriction pertaining to such award at any time. The Board may not substitute new stock options or stock appreciation rights for previously granted stock options or stock appreciation rights, or amend any stock option or stock appreciation right to reduce the exercise price, without shareholder approval.

Last extended in 2001, the Equity Plan will terminate on May 18, 2011, unless further extended or earlier terminated. Any awards outstanding under the Equity Plan at the time of its termination will remain outstanding until they expire by their terms.

Option Exchange Offer

In December of 2005, we offered all of our employees except our Chief Executive Officer the opportunity to exchange all (but not less than all) outstanding options held by them with exercise prices of $19.73 or more for restricted stock units. The exchange was effected through a tender offer registered with the U.S. Securities and Exchange Commission. Because these options had exercise prices that were significantly higher than the fair market value of Common Stock, they were not providing the desired level of incentive or retention for our employees. By exchanging them for restricted stock units, we reduced our overhang of outstanding stock options by 17.2% and provided employees with an equity award with more certain value. The restricted stock units issued in the exchange vest over a period of 2 to 4 years.

The tender offer closed on January 3, 2006. Pursuant to the offer, we accepted for cancellation options to purchase 4,182,027 shares of our Common Stock and granted restricted stock units representing 1,132,393 shares of our Common Stock. The Option Exchange Offer included 1,474,500 options previously held by our executive officers, who received a total of 422,544 restricted stock units in the Exchange Offer. We entered into restricted stock unit agreements dated January 3, 2006, with each participating employee.

Outstanding Equity Awards at Fiscal Year-End

The following table presents certain information concerning equity awards held by the Named Executive Officers at the end of our 2006 fiscal year:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards									Stock Awards
												Equity
											Equity	Incentive
											Incentive	Plan
											Plan	Awards:
					Equity						Awards:	Market or
					Incentive						Number of	Payout
					Plan					Market	Unearned	Value of
					Awards:			Number of		Value	Shares,	Unearned
	Number of		Number of		Number of			Shares or		of Shares or	Units or	Shares,
	Securities		Securities		Securities			Units		Units of	Other	Units or
	Underlying		Underlying		Underlying			of Stock		Stock	Rights	Other Rights
	Unexercised		Unexercised		Unexercised	Option	Option	That		That	That	That
	Options (#)		Options (#)		Unearned	Exercise	Expiration	Have not		Have not	Have not	Have not
Name	Exercisable		Unexercisable		Options (#)	Price ($)	Date	Vested (#)		Vested ($)	Vested (#)	Vested ($)

John C. East	6,106	(1)				16.38	07/03/2007
	23,385	(1)				16.38	07/03/2007
	3,636	(2)				27.50	02/18/2010
	71,364	(2)				27.50	02/18/2010
	54,616	(3)				20.56	12/21/2010
	10,384	(3)				20.56	12/21/2010
	4,566	(4)				21.90	07/31/2011
	120,000	(5)				19.73	03/13/2012
	86,937	(6)	20,063			15.15	01/28/2013
	73,125	(7)	56,875			24.76	03/02/2014
	61,250	(13)	78,750			15.70	01/07/2015
			130,000	(8)		14.77	03/03/2016
	120,434	(4)				21.90	07/31/2011
Esmat Z. Hamdy								7,500	(9)	136,200
								868	(9)	15,763
								4,562	(9)	82,846
								6,119	(9)	111,121
								1,025	(9)	18,614
								12,858	(10)	233,501
								4,099	(11)	74,438
								448	(11)	8,136
								4,500	(12)	81,720
	32,500	(6)	7,500			15.15	01/28/2013
	19,687	(13)	25,313			15.70	01/07/2015
			33,750	(8)		14.77	03/03/2016
Dennis G. Kish								7,500	(9)	136,200
								2,170	(9)	39,407
								4,313	(9)	78,324
								2,804	(9)	50,921
								913	(9)	16,580
								4,802	(9)	87,204
								6,119	(9)	111,121
								1,025	(9)	18,614
								12,858	(10)	233,501
								4,262	(11)	77,398
								285	(12)	5,176
								4,500	(12)	81,720
	32,500	(6)	7,500			15.15	01/28/2013
	19,687	(13)	25,313			15.70	01/07/2015
			33,750	(9)		14.77	03/03/2016
	4,687	(14)	20,313			14.77	03/03/2016

	Option Awards									Stock Awards
												Equity
											Equity	Incentive
											Incentive	Plan
											Plan	Awards:
					Equity						Awards:	Market or
					Incentive						Number of	Payout
					Plan					Market	Unearned	Value of
					Awards:			Number of		Value	Shares,	Unearned
	Number of		Number of		Number of			Shares or		of Shares or	Units or	Shares,
	Securities		Securities		Securities			Units		Units of	Other	Units or
	Underlying		Underlying		Underlying			of Stock		Stock	Rights	Other Rights
	Unexercised		Unexercised		Unexercised	Option	Option	That		That	That	That
	Options (#)		Options (#)		Unearned	Exercise	Expiration	Have not		Have not	Have not	Have not
Name	Exercisable		Unexercisable		Options (#)	Price ($)	Date	Vested (#)		Vested ($)	Vested (#)	Vested ($)

Fares N. Mubarak								7,500	(9)	136,200
								913	(9)	16,580
								4,802	(9)	87,204
								6,119	(9)	111,121
								1,025	(9)	18,614
								583	(9)	10,587
								132	(9)	2,397
								12,858	(10)	233,501
								4,099	(11)	74,438
								448	(11)	8,136
								4,500	(12)	81,720
	5,679	(1)				16.38	07/03/2007
	2,321	(1)				16.38	07/03/2007
	20,625	(15)				13.06	03/01/2009
	1,875	(15)				13.06	03/01/2009
	3,750	(16)				13.56	08/06/2009
	16,250	(16)				13.56	08/06/2009
	32,500	(6)	7,500			15.15	01/28/2013
	19,687	(13)	25,313			15.70	01/07/2015
			33,750	(8)		14.77	03/03/2016
	3,750	(14)	16,250			14.77	03/03/2016
Jon A. Anderson								6,250	(9)	113,500
								683	(9)	12,403
								8,017	(9)	145,589
								532	(9)	9,661
								555	(9)	10,079
								12,858	(10)	233,501
								1,480	(11)	26,877
								248	(11)	4,504
								940	(11)	17,070
								879	(11)	15,963
								4,500	(12)	81,720
	32,500	(6)	7,500			15.15	01/28/2013
	19,687	(13)	25,313			15.70	01/07/2015
			33,750	(12)		14.77	03/03/2016

(1)	Option grant date is July 3, 1997; 100% of the shares subject to the grant vested on August 1, 2001.

(2)	Option grant date is February 18, 2000; 50% of the shares subject to the grant vested 2 years from that date and 6.25% vest at the end of each three month period thereafter until February 18, 2004.

(3)	Option grant date is December 21, 2000; 6.25% of the shares subject to the grant vested at the end of each three month period after that date until December 21, 2004.

(4)	Option grant date is July 31, 2001; 50% of the shares subject to the grant vested on August 1, 2001, and 6.25% vested at the end of each three month period thereafter until August 1, 2005.

(5)	Option grant date is March 14, 2002; 50% of the shares subject to the grant vested on August 1, 2004, and 6.25% vested at the end of each three month period thereafter until August 1, 2006.

(6)	Option grant date is January 28, 2003; 50% of the shares subject to the grant vested on August 1, 2005, and 6.25% vest at the end of each three month period thereafter until August 1, 2007.

(7)	Option grant date is March 2, 2004; 50% of the shares subject to the grant vested on August 1, 2006, and 6.25% vest at the end of each three month period thereafter until August 1, 2008.

(8)	Option grant date is March 3, 2006; 50% of the shares subject to the grant vest two years from that date and 6.25% vest at the end of each three month period thereafter until March 3, 2010.

(9)	Restricted Stock Unit grant date is January 3, 2006; 50% of the shares subject to the award vested on December 31, 2006, and 12.5% vest quarterly thereafter until December 31, 2007.

(10)	Restricted Stock Unit grant date is January 3, 2006; 50% of the shares subject to the award vest on March 31, 2007, and 10% vest quarterly thereafter until June 30, 2008.

(11)	Restricted Stock Unit grant date is January 3, 2006; 50% of the shares subject to the award vest on September 30, 2007, and 7.143% vest quarterly thereafter until June 30, 2009.

(12)	Restricted Stock Unit grant date is March 3, 2006; 50% of the shares subject to the award vest on March 31, 2008, and 25% vest annually thereafter until March 31, 2010.

(13)	Option grant date is January 7, 2005; 6.25% of the shares subject to the grant vest at the end of each three month period after that date until January 7, 2009.

(14)	Option grant date is March 3, 2006; 6.25% of the shares subject to this grant vest on May 1, 2006, and 6.25% vest at the end of each three month period thereafter until February 1, 2010.

(15)	Option grant date is March 1, 1999; 6.25% of the shares subject to the grant vest at the end of each three month period after that date until March 1, 2003.

(16)	Option grant date is August 6, 1999; 50% of the shares subject to the grant vested on August 1, 2001, and 6.25% vest every month thereafter until August 1, 2003.

Option Exercises and Stock Vested

The following table presents certain information concerning the exercise of options by each of the Named Executive Officers during our 2006 fiscal year, as well as information regarding stock awards that vested during the fiscal year:

OPTION EXERCISES AND STOCK VESTED AT FISCAL YEAR END

	Option Awards		Stock Awards
	Number of Shares		Number of Shares
	Acquired on	Value Realized on	Acquired on Vesting	Value Realized on
Name of Executive Officer	Exercise (#)	Exercise ($)	(#)	Vesting ($)

John C. East	—	—	—	—
Esmat Z. Handy	—	—	20,071	364,489
Dennis G. Kish	—	—	29,642	538,299
Fares N. Mubarak	—	—	21,072	382,668
Jon A. Anderson	—	—	16,036	291,214

Nonqualified Deferred Compensation

The following table discloses contributions, earnings, withdrawals and balances under non-qualified defined contribution and other deferred compensation plans for each Named Executive Officer for our 2006 fiscal year.

NONQUALIFIED DEFERRED COMPENSATION

	Executive
	Contributions	Registrant	Aggregate	Aggregate	Aggregate
	in Last	Contributions	Earnings in	Withdrawals/	Balance at Last
Name	FY ($)	in Last FY ($)	Last FY ($)(3)	Distributions ($)	FYE ($)

John D. East(1)	118,198(1)	—	103,853	—	898,491
	0(2)	—	110,517	—	369,610
Esmat Z. Hamdy	20,110(1)	—	20,524	—	162,631
Dennis G. Kish	0(1)	—	4,694	—	35,100
Fares N. Mubarak	33,281(1)	—	31,418	—	294,102
Jon A. Anderson	0(1)	—	—	—	—

(1)	Represents cash contributions.

(2)	Represents contributions of stock.

(3)	Amounts in this column are not included in the Summary Compensation Table.

The Named Executive Officers, along with all other employees with a base annual salary above $150,000, may elect to participate in our Deferred Compensation Plan. We do not make any contributions to any Deferred Compensation accounts nor do we guarantee any rate of return under the plan.

Potential Payments upon Termination or Change of Control

As discussed in the Compensation Discussion and Analysis, our Named Executive Officers do not have employment contracts, and none is entitled to receive severance pay or other benefits if we decide to terminate his employment in the absence of a change of control.

We have adopted two plans that could provide benefits to our Named Executive Officers in the event of a change of control. For the purposes of the plans, a change of control is defined as (i) the acquisition by any person of beneficial ownership of more than 30% of the combined voting power of our outstanding securities; (ii) a change in a majority of our Board of Directors within a two-year period; (iii) our merger or consolidation with any other corporation that has been approved by our shareholders (the definition for purposes of the Employee Retention Plan excludes a merger or consolidation that would result in our voting securities outstanding immediately prior the merger or consolidation continuing to represent at least 50% of the total voting power of the surviving entity outstanding immediately after such merger or consolidation); or (iv) approval by our shareholders of a plan of complete liquidation or an agreement for the sale or disposition of all or substantially all of our assets.

Our Employee Retention Plan provides that all employees who hold unvested stock options and/or restricted stock units as of the date of any change of control shall receive, upon remaining in our employ for six months following the date of such change of control (or upon an earlier termination of employment other than for cause), an amount equal to one-third of the aggregate value of the restricted stock units and “spread” on their unvested options as of the date of such change of control. “Spread” is defined as the difference between the change of control price and the option exercise price. Payment may be made in cash, cash, common stock of the Company or the acquirer, or a combination of cash and common stock. Such payment is in addition to any value realized by the employee upon exercise of any such unvested options.

Our Management Continuity Agreements provide that a Named Executive Officer’s stock options and restricted stock units outstanding at the time of a change of control shall become fully vested if the officer dies or in the event of an involuntary termination of the officer’s employment other than for cause following the change of control.

The following table shows the amounts each of our Named Executive Officers could receive upon a change in control pursuant to our Employee Retention Plan and their respective Management Continuity Agreements, assuming the change of control took place on December 29, 2006, the last business day of our 2006 fiscal year:

		Employee	Management
		Retention	Continuity
Name	Benefit	Plan(1)	Agreement(2)

John C. East	Retention payment	$352,073	—
	Acceleration of stock options	—	$1,001,940
	Acceleration of restricted stock units	—	—
Esmat Z. Hamdy	Retention payment	$327,406	—
	Acceleration of stock options	—	$199,257
	Acceleration of restricted stock units	—	$762,339
Dennis G. Kish	Retention payment	$410,195	—
	Acceleration of stock options	—	$268,119
	Acceleration of restricted stock units	—	$936,166
Fares N. Mubarak	Retention payment	$333,523	—
	Acceleration of stock options	—	$199,257
	Acceleration of restricted stock units	—	$780,499
Jon A. Anderson	Retention payment	$296,597	—
	Acceleration of stock options	—	$199,257
	Acceleration of restricted stock units	—	$670,867

(1)	Retention payments are earned by employees who remain employed for six months following a change in control or upon earlier termination of employment other than for Cause (see Note (3) below) and who hold unvested stock options and/or restricted stock units on the date of the change of control. The amounts shown are equal to one third of the sum of (X) the aggregate fair market value of any unvested restricted stock units held on December 29, 2006, and (Y) the difference between $18.35, the closing price of a share of Actel common stock on December 28, 2006 (one day prior to assumed change of control date pursuant to the plan), and the option exercise price for each unvested stock option held on December 29, 2006, multiplied by the number of shares subject to such options.

(2)	If an executive officer dies or his employment is involuntarily terminated (see Note (4) below), other than for Cause (see Note (5) below) following a change in control, his stock options and restricted stock units accelerate and become fully vested. The amounts shown for acceleration of stock options are based upon the difference between $18.16, the closing price of a share of Actel common stock on December 29, 2006, and the option exercise price for all unvested stock options held on such date, multiplied by the number of shares subject to such options. The Named Executive Officer may exercise such options for a period of twelve months following termination but in no event later than the expiration of the term of the option. The amounts shown for restricted stock units are based upon the product obtained by multiplying the number of restricted stock units vesting by $18.16, the closing price of a share of Actel common stock on December 29, 2006.

(3)	“Cause” is defined under the Employee Retention Plan as (i) any act of personal dishonesty taken by the participant in connection with his or her responsibilities as an employee and intended to result in substantial personal enrichment of the participant, (ii) the conviction of a felony, (iii) a willful act by the participant which constitutes gross misconduct and which is injurious to the Company, and (iv) continued and substantial violation by the participant of the participant’s employment duties which are demonstrably willful and deliberate on the participant’s part after there has been delivered to the participant a written demand for performance from the Company which specifically sets forth the factual basis for the Company’s belief that the participant has not substantially performed his or her duties.

(4)	“Involuntary Termination” is defined under the Management Continuity Agreement as (i) without the employee’s express written consent, a significant reduction in the employee’s duties, authority or responsibilities, relative to the employee’s duties, authority or responsibilities as in effect immediately prior to such reduction, or the assignment to employee of such reduced duties, authority or responsibilities; (ii) without the employee’s express written consent, a substantial reduction, without good business reasons, in the facilities and perquisites (including office space and location) available to the employee immediately prior to such reduction; (iii) a reduction by the Company in the base salary of the employee as in effect immediately prior to such reduction; (iv) a material reduction by the Company in the kind or level of employee benefits, including bonuses, to which the employee was entitled immediately prior to such reduction with the result that the employee’s overall benefits package is significantly reduced; (v) the relocation of the employee to a facility or a location more than thirty (30) miles from the employee’s then present location, without the employee’s express written consent; (vi) any purported termination of the employee by the Company which is not effected for Disability or for Cause, or any purported termination for which the grounds relied upon are not valid; (vii) the failure of the Company to obtain the assumption of this agreement by any successors contemplated in a change of control; or (viii) any act or set of facts or circumstances which would, under California case law or statute, constitute a constructive termination of the employee.

(5)	“Cause” is defined under the Management Continuity Agreements as (i) any act of personal dishonesty taken by the employee in connection with his responsibilities as an employee and intended to result in substantial personal enrichment of the employee, (ii) the conviction of a felony, (iii) a willful act by the employee which constitutes gross misconduct and which is injurious to the Company, and (iv) following delivery to the employee of a written demand for performance from the Company which describes the basis for the Company’s belief that the employee has not substantially performed his duties, continued violations by the employee of the employee’s obligations to the Company which are demonstrably willful and deliberate on the employee’s part..

Compensation of Directors

The following table sets forth information concerning compensation paid or accrued for services rendered to the Company in all capacities by the members of the Company’s Board of Directors for the fiscal year ended December 31, 2006:

DIRECTOR COMPENSATION

					Change in
					Pension
				Non-Equity	Value and
				Incentive	Nonqualified
	Fees Earned			Plan	Deferred	All Other
	or Paid in	Stock	Option	Compensa-	Compensation	Compensa-
Name	Cash ($)	Awards ($)	Awards(1)($)	tion ($)	Earnings ($)	tion ($)	Total ($)

James R. Fiebiger(2)	79,000	—	—	—	—	—	79,000
Jacob S. Jacobsson(2)	46,000	—	—	—	—	—	46,000
J. Daniel McCranie(2)	94,000	—	—	—	—	—	94,000
Robert G. Spencer(2)	38,000	—	—	—	—	—	38,000
Henry L. Perret(1)(2)	55,000	—	—	—	—	—	55,000

(1)	Mr. Perret resigned from the Board of Directors on January 30, 2007.

(2)	The aggregate number of shares subject to stock awards and stock options outstanding at December, 2006 for each director is as follows:

	Aggregate Number of Stock Awards	Aggregate Number of Option Awards
Name	Outstanding as Dec. 31, 2006 (#)	Outstanding as Dec. 31, 2006 (#)(1)

James R. Fiebiger	—	55,000
Jacob S. Jacobsson	—	65,000
J. Daniel McCranie	—	37,500
Robert G. Spencer	—	60,000
Henry L. Perret	—	45,000

(1)	As discussed below, no options were granted to our Directors in 2006 because we did not hold an Annual Meeting. On the date of our Combined 2006-2007 Annual Meeting, each Director then in office will receive an option to purchase 12,500 shares of our Common Stock relating to the Director’s service during 2006 (which will be fully vested) and an additional option to purchase 12,500 shares of our Common Stock relating to the Director’s service during 2007.

Explanation of Director Compensation

As compensation for their services, directors who are not employees receive an annual retainer of $30,000. In addition, the Audit Committee Financial Expert and Chairman receives $25,000, and each other member of the Audit Committee receives $10,000; the Chairman of the Compensation Committee receives $10,000, and each other member of the Compensation Committee receives $5,000; and the Chairman of the Nominating Committee receives $6,000, and each other member of the Nominating Committee receives $3,000. In 2006, the Directors who served on the Special Committee of the Board of Directors investing our stock option granting practices received an additional retainer of $5,000 (Mr. Fiebiger) and the Chairman of the Special Committee received $10,000 (Mr. McCranie). In addition, each member of the Special Committee received a fee of $2,000 for each meeting attended in person and $1,000 for each meeting attended telephonically. Directors are also reimbursed for reasonable out-of-pocket expenses incurred in the performance of their duties.

Our 2003 Directors’ Stock Option Plan (the “Director Plan”) provides for the grant of nonstatutory stock options to nonemployee directors. Under the Director Plan, each eligible Director is granted an initial option to purchase 12,500 shares of Common Stock on the date on which such person first becomes an eligible Director and an additional option to purchase 12,500 shares on each subsequent date that such person is elected as a Director at an

Annual Meeting of our Shareholders. The exercise price is the closing sales price of Common Stock quoted on the Nasdaq National Market on the date of grant. All options become exercisable on the date of the next Annual Meeting of Shareholders (provided that the Director has then served on the Board for at least six months), subject to the optionee remaining a Director until that Annual Meeting. Vested options are exercisable for four years after the date an optionee ceases to serve as a Director, provided that no option may be exercised after its expiration date (which is ten years from the date of grant).

Because we did not hold an Annual Meeting in 2006, our Directors did not receive an option grant in 2006. It is our intention to grant our Directors two options to purchase 12,500 shares at the Combined 2006-2007 Annual Meeting. The first grant will be awarded in consideration of the Director’s service during 2006 and will be fully vested upon grant. The second grant will be awarded in consideration of the Director’s service during 2007 and will vest on the date of our 2008 Annual Meeting (provided that the Director has then served on the Board for at least six months).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our Common Stock as of December 31, 2006, by each shareholder known by us to beneficially own more than 5% of our outstanding shares of Common Stock; and as of December 31, 2007, by:

each of our Directors;

each of the Named Executive Officers named in the “Summary Compensation Table” on page 127; and

all of our Directors and executive officers as a group.

The information on beneficial ownership in the table and the footnotes is based upon our records and the most recent Schedule 13D or 13G filed by each such person or entity and information supplied to us by such person or entity. For our named executive officers who are no longer employed by us, the information on beneficial ownership reflects the most recent records we have for such person as of their separation date. Unless otherwise noted, the shareholders named in the table have sole voting and investment power with respect to all shares of common stock owned by them, subject to applicable common property laws.

		(3) Amount and Nature of
(1) Title of Class	(2) Name and Address of Beneficial Owner	Beneficial Ownership		(4) Percent of Class

	5% or Greater Shareholders:
Common Stock	Charles Jobson	2,106,923	(1)	8.0	%(2)
	One International Place, Suite 2401 Boston, MA 02110
Common Stock	Dimensional Fund Advisors LP	2,195,786	(3)	8.3	%(2)
	1299 Ocean Avenue Santa Monica, CA 90401
	Current Directors and Named Executive Officers:
Common Stock	John C. East	788,154	(4)	2.8	%(5)
Common Stock	Esmat Z. Hamdy	168,245	(4)		* (5)
Common Stock	Fares N. Mubarak	185,987	(4)		* (5)
Common Stock	Jon A. Anderson	118,318	(4)		* (5)
Common Stock	James R. Fiebiger	55,000	(4)		* (5)
Common Stock	Jacob S. Jacobsson	65,000	(4)		* (5)
Common Stock	J. Daniel McCranie	37,500	(4)		* (5)
Common Stock	Robert G. Spencer	67,666	(4)		* (5)
Common Stock	All current directors and executive officers as a group (12 persons)	1,827,969	(4)	6.5	%(5)

*	Less than 1%.

(1)	As reported by the beneficial owner as of December 31, 2006, in a Schedule 13G (Amendment No. 1) filed with the Securities and Exchange Commission (SEC) on February 12, 2007. Shares reported for the reporting person, who is a United States citizen, include 2,066,623 shares beneficially owned by Delta Partners LLC, a Delaware Limited Liability Company and investment adviser, Tetra Capital Partners, LP, Tetra Offshore Fund, Ltd., and a second separate account. In addition, shares reported for the reporting person include shares that could be obtained from the exercise of option contracts.

(2)	Calculated as a percentage of shares of Common Stock outstanding as of December 31, 2006.

(3)	As reported by the beneficial owner as of December 31, 2006, in a Schedule 13G (Amendment No. 1) filed with the SEC on February 9, 2007. The reporting person, an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts. These investment companies, trusts, and accounts are the “Funds.” In its role as investment advisor or manager, the reporting person possesses investment and/or voting power over the securities of the Company that are owned by the Funds, and may be deemed to be the beneficial owner of the shares held by the Funds. However, all securities reported in this schedule are owned by the Funds. The reporting person disclaims beneficial ownership of such securities and any admission that the reporting person or any of its affiliates is the beneficial owner of any such securities for any purpose other than reporting purposes under Section 13(d) of the Securities Exchange Act of 1934.

(4)	Includes shares issuable pursuant to stock options that are exercisable within 60 days after December 31, 2007, as follows: for Mr. East, 710,750, shares; for Mr. Hamdy, 73,500 shares; for Mr. Mubarak, 127,500 shares; for Mr. Anderson, 73,750 shares; for Mr. Fiebiger, 55,000 shares; for Mr. Jacobsson, 65,000 shares; for Mr. McCranie, 37,500 shares; and for Mr. Spencer, 55,000 shares; and for all Directors and officers as a group, 1,470,841 shares.

(5)	Calculated as a percentage of shares of Common Stock outstanding as of December 31, 2007. For each named person, Common Stock that the person has the right to acquire either currently or within 60 days after December 31, 2007, including through the exercise of an option, is included in the shares beneficially owned by that person and in the total number of shares of Common Stock outstanding; however, such Common Stock is not deemed outstanding for the purpose of computing the percentage owned by any other person.

Equity Compensation Plan Information

The following table provides information as of December 31, 2006, with respect to the shares of our Common Stock that may be issued under our existing equity compensation plans.

					C
					Number of Securities
					Remaining Available
	A		B		for Future Issuance
	Number of Securities to		Weighted Average		under Equity
	be Issued upon Exercise		Exercise Price of		Compensation Plans
	of Outstanding Options,		Outstanding Options,		(Excluding Securities
Plan Category	Warrants and Rights		Warrants and Rights		Reflected in Column A)

Equity Compensation Plans Approved by Security Holders	6,068,609		$16.56	(4)	2,759,464	(1)
Equity Compensation Plans Not Approved by Security Holders	406,931		$18.60		2,844,604	(2)
Total	6,475,540	(3)	$16.71	(3)(4)	5,604,068

(1)	Consists of 1,902,160 shares available for issuance under our Amended and Restated 1986 Equity Incentive Plan (Equity Plan), 362,500 shares available for issuance under our 2003 Director Stock Option Plan, and 494,804 shares available for issuance under our Amended and Restated 1993 Employee Stock Purchase Plan.

(2)	Consists of options granted and available for issuance under our 1995 Employee and Consultant Stock Plan.

(3)	Includes information for options assumed in connection with mergers and acquisitions. As of December 31, 2006, a total of 15,778 shares of Common Stock with a weighted-average exercise price of $26.36 were issuable upon exercise of such outstanding options.

(4)	Weighted average price calculation excludes 810,686 restricted stock unit awards, which have no exercise price.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review, Approval or Ratification of Transactions with Related Persons

Our Directors and executive officers are subject to our Code of Business Conduct and Ethics. Our Code of Business Conduct and Ethics demands that our Directors and executive officers avoid situations where a conflict of interest might occur or appear to occur.

In the event that a Director or executive officer is going to enter into a related party transaction with a relative or significant other, or with a business in which a relative or significant other is associated in any significant role, the Director or executive officer must fully disclose the nature of the related party transaction to the Chief Financial Officer. Such related party transaction then must be reviewed and approved in writing in advance by the Company’s Board of Directors.

In addition, on an annual basis and upon any new appointment, each Director and executive officer is required to complete a Director and Officer Questionnaire that requires disclosure of any related party transactions pertaining to the director or executive officer. Our Board of Directors will consider such information in its determinations of independence with respect to our Directors under NASD Rule 4200 and the applicable rules promulgated by the SEC.

Director Independence

The Board undertook a review of the independence of its members and considered whether any Director had a material relationship with Actel or its management that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, the Board affirmatively determined that James R. Fiebiger, Jacob S. Jacobsson, J. Daniel McCranie, and Robert G. Spencer are independent of Actel and its management under the corporate governance standards of the NASDAQ Global Market.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Ernst & Young LLP has audited our financial statements since 1993. The aggregate fees for professional services rendered by Ernst & Young LLP during the 2005 and 2006 fiscal years are summarized below:

	Fiscal Year 2005	Fiscal Year 2006

Audit Fees(1)	$1,225,500	$3,397,222	(2)
Audit-Related Fees	$—	$—
Tax Fees(3)	$100,000	$128,290
All Other Fees	$—	$—

(1)	Represents the aggregate fees for professional services rendered for the audit of our annual financial statements, the review of the financial statements included in our quarterly reports during such period, the review and consent procedures for our Form S-8 Registration Statements during such period, and Section 404 attestation.

(2)	Includes $2,344,227 in fees for services performed in connection with the stock option investigation, reviews, and related restatement of financial statements.

(3)	Consists of tax-related services performed in connection with the preparation of state and federal tax returns as well as other tax consulting matters, including an analysis regarding the realizability of net operating losses, international tax planning (including the set-up of a sales office in China), and assistance with an IRS audit. Includes $100,000 in fees for services performed in connection with the preparation of state and federal tax returns.

Policy on Audit Committee Pre-Approval of Audit and the Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Our Audit Committee pre-approves all audit and permissible non-audit services provided by our registered public accounting firm. These services may include audit services, audit-related services, tax services, and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the registered public accounting firm in accordance with this pre-approval. The Audit Committee may also pre-approve particular services on a case-by-case basis. In addition, the Audit Committee has delegated to its Chairman the authority to pre-approve audit and permissible non-audit services, provided that any such pre-approval decision is presented to the full Audit Committee at its next scheduled meeting. All audit, audit-related, and tax services rendered by Ernst & Young for our 2005 and 2006 fiscal years were pre-approved by the Audit Committee.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements.  The following consolidated financial statements of Actel Corporation are filed in Item 8 of this Annual Report on Form 10-K:

Consolidated balance sheets at December 31, 2006 and January 1, 2006
Consolidated statements of operations for each of the three years in the period ended December 31, 2006
Consolidated statements of shareholders’ equity and other comprehensive income/(loss) for each of the three years in the period ended December 31, 2006
Consolidated statements of cash flows for each of the three years in the period ended December 31, 2006
Notes to consolidated financial statements

(2) Financial Statement Schedule.  The financial statement schedule listed under 15(c) hereof is filed with this Annual Report on Form 10-K.

(3) Exhibits.  The exhibits listed under Item 15(b) hereof are filed with, or incorporated by reference into, this Annual Report on Form 10-K.

(b) Exhibits.  The following exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-K:

Exhibit
Number	Description

3.1	Restated Articles of Incorporation, as amended (filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended January 5, 2003).
3.2	Restated Bylaws (filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended January 5, 2003).
3.3	Certificate of Amendment to Certificate of Determination of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Actel Corporation (filed as Exhibit 3.3 to the Registrant’s Registration Statement on Form 8-A (File No. 000-2197), filed on October 24, 2003).
4.1	Preferred Stock Rights Agreement, dated as of October 17, 2003, between the Registrant and Wells Fargo Bank, MN N.A., including the Certificate of Amendment of Certificate to Determination, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A (File No. 000-2197), filed on October 24, 2003).

Exhibit
Number		Description

10	.1(1)	Form of Indemnification Agreement for directors and officers (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 33-64704), declared effective on August 2, 1993).
10	.2 (1)	Amended and Restated 1986 Equity Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-21970) for the fiscal quarter ended July 3, 2005).
10	.3(1)	2003 Director Stock Option Plan (filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (File No. 333-112215), declared effective on January 26, 2004).
10	.4(1)	Amended and Restated 1993 Employee Stock Purchase Plan (filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K (File No. 0-21970) for the fiscal quarter ended July 3, 2005).
10.5		1995 Employee and Consultant Stock Plan, as amended and restated (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-21970) for the fiscal quarter ended July 7, 2002).
10	.6(1)	Amended and Restated Employee Retention Plan (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 0-21970) field with the Securities and Exchange Commission on December 5, 2005).
10	.7(1)	Deferred Compensation Plan, as amended and restated (filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended December 31, 2000).
10.8		Form of Distribution Agreement (filed as Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 33-64704), declared effective on August 2, 1993).
10.9		Patent Cross License Agreement dated April 22, 1993 between the Registrant and Xilinx, Inc. (filed as Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 33-64704), declared effective on August 2, 1993).
10.10		Manufacturing Agreement dated February 3, 1994 between the Registrant and Chartered Semiconductor Manufacturing Pte Ltd (filed as Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended January 2, 1994).
10.11		Foundry Agreement dated as of June 29, 1995, between the Registrant and Matsushita Electric Industrial Co., Ltd and Matsushita Electronics Corporation (filed as Exhibit 10.25 to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-21970) for the fiscal quarter ended July 2, 1995).
10.12		Asset Purchase Agreement dated as of March 16, 2007, between the Registrant and BTR, Inc., Advantage Logic Inc., Benjamin Ting, Peter Pani, and Richard Abraham.
10.13		Patent Cross License Agreement dated August 25, 1998, between the Registrant and QuickLogic Corporation. (filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended January 3, 1999).
10.14		Development Agreement by and between the Registrant and Infineon Technologies AG effective as of June 6, 2002 (filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended January 5, 2003).
10.15		Supply Agreement by and between the Registrant and Infineon Technologies AG effective as of June 6, 2002 (filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended January 5, 2003).
10.16		Office Lease Agreement for the Registrant’s facilities in Mountain View, California, dated February 27, 2003 (filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended January 5, 2003).
14		Code of Ethics for Principal Executive and Senior Financial Officers (filed as Exhibit 14 to the Registrant’s Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended January 4, 2004).
21		Subsidiaries of Registrant.
23		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24		Power of Attorney.
31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32		Section 1350 Certifications.

(1)	This Exhibit is a management contract or compensatory plan or arrangement.

(c) Financial Statement Schedule.  The following financial statement schedule of Actel Corporation is filed as part of this Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements of Actel Corporation, including the notes thereto, and the Report of Independent Registered Public Accounting Firm with respect thereto:

Schedule	Description	Page

II	Valuation and qualifying accounts	146

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

Date: January 21, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John C. East (John C. East)	President and Chief Executive Officer (Principal Executive Officer) and Director	January 21, 2008

/s/ Jon A. Anderson (Jon A. Anderson)	Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	January 21, 2008

/s/ James R. Fiebiger (James R. Fiebiger)	Director	January 21, 2008

/s/ Jacob S. Jacobsson (Jacob S. Jacobsson)	Director	January 21, 2008

/s/ J. Daniel McCranie (J. Daniel McCranie)	Director	January 21, 2008

/s/ Robert G. Spencer (Robert G. Spencer)	Director	January 21, 2008

SCHEDULE II

ACTEL CORPORATION

Valuation and Qualifying Accounts

	Balance at			Balance at
	Beginning			End of
	of Period	Provisions	Write-Offs	Period
	(In thousands)

Allowance for doubtful accounts:
Year ended January 2, 2005	1,078	28	227	879
Year ended January 1, 2006	879	329	—	1,208
Year ended December 31, 2006	1,208	(594)		614

Exhibit Index

Exhibit
Number.		Description

3.1		Restated Articles of Incorporation, as amended (filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended January 5, 2003).
3.2		Restated Bylaws (filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended January 5, 2003).
3.3		Certificate of Amendment to Certificate of Determination of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Actel Corporation (filed as Exhibit 3.3 to the Registrant’s Registration Statement on Form 8-A (File No. 000-2197), filed on October 24, 2003).
4.1		Preferred Stock Rights Agreement, dated as of October 17, 2003, between the Registrant and Wells Fargo Bank, MN N.A., including the Certificate of Amendment of Certificate to Determination, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A (File No. 000-2197), filed on October 24, 2003).
10	.1(1)	Form of Indemnification Agreement for directors and officers (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 33-64704), declared effective on August 2, 1993).
10	.2(1)	Amended and Restated 1986 Equity Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-21970) for the fiscal quarter ended July 3, 2005).
10	.3(1)	2003 Director Stock Option Plan (filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (File No. 333-112215), declared effective on January 26, 2004).
10	.4(1)	Amended and Restated 1993 Employee Stock Purchase Plan (filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K (File No. 0-21970) for the fiscal quarter ended July 3, 2005).
10.5		1995 Employee and Consultant Stock Plan, as amended and restated (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-21970) for the fiscal quarter ended July 7, 2002).
10	.6(1)	Amended and Restated Employee Retention Plan (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 0-21970) field with the Securities and Exchange Commission on December 5, 2005).
10	.7(1)	Deferred Compensation Plan, as amended and restated (filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended December 31, 2000).
10.8		Form of Distribution Agreement (filed as Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 33-64704), declared effective on August 2, 1993).
10.9		Patent Cross License Agreement dated April 22, 1993 between the Registrant and Xilinx, Inc. (filed as Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 33-64704), declared effective on August 2, 1993).
10.10		Manufacturing Agreement dated February 3, 1994 between the Registrant and Chartered Semiconductor Manufacturing Pte Ltd (filed as Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended January 2, 1994).
10.11		Foundry Agreement dated as of June 29, 1995, between the Registrant and Matsushita Electric Industrial Co., Ltd and Matsushita Electronics Corporation (filed as Exhibit 10.25 to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-21970) for the fiscal quarter ended July 2, 1995).
10.12		Asset Purchase Agreement dated as of March 16, 2007, between the Registrant and BTR, Inc., Advantage Logic Inc., Benjamin Ting, Peter Pani, and Richard Abraham.
10.13		Patent Cross License Agreement dated August 25, 1998, between the Registrant and QuickLogic Corporation. (filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended January 3, 1999).
10.14		Development Agreement by and between the Registrant and Infineon Technologies AG effective as of June 6, 2002 (filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended January 5, 2003).

Exhibit
Number.	Description

10.15	Supply Agreement by and between the Registrant and Infineon Technologies AG effective as of June 6, 2002 (filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended January 5, 2003).
10.16	Office Lease Agreement for the Registrant’s facilities in Mountain View, California, dated February 27, 2003 (filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended January 5, 2003).
14	Code of Ethics for Principal Executive and Senior Financial Officers (filed as Exhibit 14 to the Registrant’s Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended January 4, 2004).
21	Subsidiaries of Registrant.
23	Consent of Ernst & Young LLP, Independent Regisered Public Accounting Firm.
24	Power of Attorney.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32	Section 1350 Certifications.

(1)	This Exhibit is a management contract or compensatory plan or arrangement.