Form 10-Q
period 2007-04-01
ACTEL CORP
filed 2008-02-11
CIK 907687

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2007
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
☐   Large accelerated filer               ☑   Accelerated filer               ☐   Non-accelerated filer                ☐   Smaller reporting company
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Number of shares of Common Stock outstanding as of February 5, 2008: 26,496,497

Explanatory Note Regarding Restatements
          This Quarterly Report on Form 10-Q for our quarter ended April 1, 2007, includes a restatement of our condensed consolidated financial statements for the quarter ended April 2, 2006 (and related disclosures).  The restatement is a result of an independent stock option investigation conducted by a Special Committee of our Board of Directors and additional reviews conducted by our management.  See below and Note 2, “Restatements of Consolidated Financial Statements,” to the Condensed Consolidated Financial Statements, and Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a discussion of the effect of the restatement.
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
          For explanatory purposes and to assist in analysis of our consolidated financial statements, the impact of the stock option and other adjustments that were affected by the restatement are summarized below (in thousands):

	Adjustment to				Other
	Stock-Based				Deferred
	Compensation	Other			Revenue	Other
	Expense	Adjustments	Adjustment	Subtotal	adjustments	Adjustments-	Adjustment
	associated	to Stock-	to Payroll	Stock-Based	associated	-Other	to Income	Total
	with	Based	Tax	Compensation	with	Income and	Tax	Restatement
	Remeasured	Compensation	Expense	Expense and	European	Expense	Expense	Expense
Fiscal Year	Grants	Expense	(Benefit)	Payroll Taxes	Distributor	Charges (1)	(Benefit)	(Benefit)

1994	$—	$60	$—	$60	$—	$—	$(24)	$36
1995	205	27	—	232	—	—	(73)	159
1996	539	42	6	587	—	—	(175)	412
1997	823	32	23	878	—	—	(262)	616
1998	937	35	18	990	—	—	(307)	683
1999	814	12	105	931	—	—	(242)	689
2000	2,574	92	347	3,013	(1,528)	—	(436)	1,049
2001	5,455	485	88	6,028	(100)	(17)	(2,111)	3,800
2002	2,810	(73)	93	2,830	203	(31)	(953)	2,049
2003	2,155	1,687	181	4,023	—	20	(1,370)	2,673

Cumulative through January 4, 2004	16,312	2,399	861	19,572	(1,425)	(28)	(5,953)	12,166
2004	950	(604)	(312)	34	100	(463)	(51)	(380)
2005	186	(431)	(91)	(336)	338	12	(14)	—

Total	$17,448	$1,364	$458	$19,270	$(987)	$(479)	$(6,018)	$11,786

(1)	Reflects mark to market adjustments relating to $1.0 million of awards originally charged to stock-based compensation which were subsequently classified as liability awards following termination of employment.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
ACTEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended
	Apr. 1,	Dec. 31,	Apr. 2,
	2007	2006	2006
Net revenues	$48,604	$48,151	$46,133
Costs and expenses:
Cost of revenues	19,838	20,583	18,496
Research and development	15,719	14,294	13,728
Selling, general, and administrative	16,085	24,861	14,792
Amortization of acquisition-related intangibles	—	—	8

Total costs and expenses	51,642	59,738	47,024

Loss from operations	(3,038)	(11,587)	(891)
Interest income and other, net	2,128	2,103	1,363

Income (loss) before tax provision (benefit)	(910)	(9,484)	472
Tax provision (benefit)	(163)	(1,961)	162

Net income (loss)	$(747)	$(7,523)	$310

Net income (loss) per share:
Basic	$(0.03)	$(0.28)	$0.01

Diluted	$(0.03)	$(0.28)	$0.01

Shares used in computing net income (loss) per share:
Basic	26,747	26,515	25,753

Diluted	26,747	26,515	26,879

See Notes to Unaudited Condensed Consolidated Financial Statements

ACTEL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	Apr. 1,	Dec. 31,
	2007 (1)	2006
ASSETS
Current assets:
Cash and cash equivalents	$29,422	$33,699
Short-term investments	138,279	124,022
Accounts receivable, net	22,342	22,017
Inventories	38,032	39,203
Deferred income taxes	31,948	30,389
Prepaid expenses and other current assets	8,733	9,492

Total current assets	268,756	258,822
Long-term investments	17,751	34,234
Property and equipment, net	22,151	22,770
Goodwill	30,209	30,209
Deferred income taxes	3,019	3,055
Other assets, net	19,219	19,832

	$361,105	$368,922

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,604	$15,799
Accrued compensation and employee benefits	5,197	5,984
Accrued licenses	7,635	9,098
Other accrued liabilities	2,701	7,366
Deferred income on shipments to distributors	31,262	29,297

Total current liabilities	58,399	67,544
Deferred compensation plan liability	4,838	4,428
Deferred rent liability	1,384	1,367
Accrued sabbatical compensation	3,312	—
Other long-term liabilities, net	4,499	4,967

Total liabilities	72,432	78,306

Commitments and contingencies

Shareholders’ equity:
Common stock	26	26
Additional paid-in capital	227,422	226,443
Retained earnings	61,346	64,578
Accumulated other comprehensive loss	(121)	(431)

Total shareholders’ equity	288,673	290,616

	$361,105	$368,922

(1)	Unaudited.
See Notes to Unaudited Condensed Consolidated Financial Statements

ACTEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	Apr. 1,	Apr. 2,
	2007	2006
Operating activities:
Net (loss) income	$(747)	$310
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,529	2,415
Stock compensation cost recognized	2,301	2,811
Changes in operating assets and liabilities:
Accounts receivable	(325)	(2,726)
Inventories	1,107	590
Deferred income taxes	(158)	(135)
Prepaid expenses and other current assets	759	12
Licenses and other long-term assets	1,039	(2,006)
Accounts payable, accrued compensation and employee benefits, and other accrued liabilities	(12,562)	242
Deferred income on shipments to distributors	1,965	3,364

Net cash (used in) provided by operating activities	(4,092)	4,877
Investing activities:
Purchases of property and equipment	(1,910)	(1,981)
Purchases of available-for-sale securities	(13,317)	(29,909)
Sales and maturities of available-for-sale securities	16,048	24,499
Changes in other long term assets	16	(27)

Net cash provided by (used in) investing activities	837	(7,418)
Financing activities:
Tax withholding on restricted stock	(1,022)	—
Issuance of common stock under employee stock plans	—	555

Net cash (used in) provided by financing activities	(1,022)	555

Net decrease in cash and cash equivalents	(4,277)	(1,986)
Cash and cash equivalents, beginning of period	33,699	24,033

Cash and cash equivalents, end of period	$29,422	$22,047

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes, net	$35	$79
Accrual of long-term license agreements	$707	$198
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
          Actel Corporation and its consolidated subsidiaries are referred to as “we,” “us,” or “our.” Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our unaudited condensed consolidated financial statements. Our fiscal year ends the first Sunday on or after December 30th, and our fiscal quarters end the first Sunday on or after March 31, June 30 and September 30.
          These unaudited condensed consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in our 2006 Form 10-K. The results of operations for the three months ended April 1, 2007, are not necessarily indicative of future operating results.
          Income Taxes
          Our tax provision (benefit) is based on an estimated annual tax rate in compliance with SFAS No. 109 “Accounting for Income Taxes” and APB No. 28, “Interim Financial Reporting.” Significant components affecting the tax rate include R&D credits, income from tax-exempt securities, the composite state tax rate, recognition of certain deferred tax assets subject to valuation allowances, non-deductible stock-based compensation expense and adjustments to income taxes as a result of tax audits and reviews.
     On January 1, 2007, the Company adopted FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of adoption of FIN 48, the Company did not record any adjustments to the Company’s accumulated retained earnings as of January 1, 2007.   In addition, we do not expect any material changes to the estimated amount of liability associated with our uncertain tax positions within the next 12 months. The Company had approximately $2.6 million and $2.7 million of unrecognized tax benefits at January 1, 2007, (the date of adoption) and April 1, 2007, respectively of which $1.9 million and $2.0 million, respectively, if recognized, would affect the effective tax rate.
     We file income tax returns in the U.S. federal jurisdiction, California and various state and foreign tax jurisdictions in which we have a subsidiary or branch operation. The tax years 2003 to 2007 remain open to examination by the U.S. and state tax authorities, and the tax years 2002 to 2007 remain open to examination by the foreign tax authorities.
     Our policy is that we recognize interest and penalties accrued on any uncertain tax positions as a component of income tax expense. As of January 1, 2007, (the date of adoption) and April 1, 2007, we had approximately $0.1 million of accrued interest and penalties associated with uncertain tax positions.

     Impact of Recently Issued Accounting Standards
     On January 1, 2007, the Company adopted FASB Statement No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments” an amendment of FASB Statements No. 133 and 140. SFAS 155 simplifies the accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 did not have a material impact on our consolidated results of operations and financial condition.
          In June 2006, the FASB ratified the consensus reached in EITF Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences”. This consensus provides that sabbatical leave or other similar benefits provided to an employee should be considered to accumulate over the service period as described in FASB Statement No. 43. This EITF is effective for fiscal years beginning after December 15, 2006 and was adopted by Actel in the first quarter of fiscal 2007. Actel recorded a $2.5 million cumulative adjustment, net of tax, to decrease the January 1, 2007 balance of retained earnings.
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
2. Restatements of Consolidated Financial Statements
          Restatement of Previously-Issued Financial Statements
          This Quarterly Report on Form 10-Q for our quarter ended April 1, 2007, includes a restatement of our condensed consolidated financial statements for the quarter ended April 2, 2006 (and related disclosures).  The restatement is a result of an independent stock option investigation conducted by a Special Committee of our Board of Directors and additional reviews conducted by our management. See below and Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a discussion of the effect of the restatement.
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
          For explanatory purposes and to assist in analysis of our consolidated financial statements, the impact of the stock option and other adjustments that were affected by the restatement are summarized below (in thousands):

	Adjustment to				Other
	Stock-Based				Deferred
	Compensation	Other			Revenue	Other
	Expense	Adjustments	Adjustments	Subtotal	Adjustments	Adjustments	Adjustments
	associated	to Stock-	to Payroll	Stock-Based	associated	Other	to Income	Total
	with	Based	Tax	Compensation	with	Income and	Tax	Restatement
	Remeasured	Compensation	Expense	Expense and	European	Expense	Expense	Expense
Fiscal Year	Grants	Expense	(Benefit)	Payroll Tax	Distributor	Charges (1)	(Benefit)	(Benefit)

1994	$—	$60	$—	$60	$—	$—	$(24)	$36
1995	205	27	—	232	—	—	(73)	159
1996	539	42	6	587	—	—	(175)	412
1997	823	32	23	878	—	—	(262)	616
1998	937	35	18	990	—	—	(307)	683
1999	814	12	105	931	—	—	(242)	689
2000	2,574	92	347	3,013	(1,528)	—	(436)	1,049
2001	5,455	485	88	6,028	(100)	(17)	(2,111)	3,800
2002	2,810	(73)	93	2,830	203	(31)	(953)	2,049
2003	2,155	1,687	181	4,023	—	20	(1,370)	2,673

Cumulative through January 4, 2004	16,312	2,399	861	19,572	(1,425)	(28)	(5,953)	12,166
2004	950	(604)	(312)	34	100	(463)	(51)	(380)
2005	186	(431)	(91)	(336)	338	12	(14)	—

Total	$17,448	$1,364	$458	$19,270	$(987)	$(479)	$(6,018)	$11,786

(1)	Reflects mark to market adjustments relating to $1.0 million of awards originally charged to stock-based compensation which were subsequently classified as liability awards following termination of employment.

               The following tables reflect the impact of the restatement on our unaudited condensed consolidated financial statements for the three months ended April 2, 2006:
               Condensed Consolidated Statement of Operations

	As Previously	Restatement
Three Months Ended April 2, 2006	Reported	Adjustments (1) (2)	As Restated
(In thousands, except per share data)
Net revenues	$46,268	$(135)	$46,133
Costs and expenses:
Cost of revenues	18,550	(54)	18,496
Research and development	13,779	(51)	13,728
Selling, general, and administrative	14,805	(13)	14,792
Amortization of acquisition-related intangibles	8	—	8

Total costs and expenses	47,142	(118)	47,024

Loss from operations	(874)	(17)	(891)
Interest income and other, net of expense	1,363	—	1,363

Income (loss) before tax provision (benefit)	489	(17)	472
Tax provision (benefit)	641	(479)	162

Net income (loss)	$(152)	$462	$310

Net income (loss) per share:
Basic	$(0.01)	$0.02	$0.01

Diluted	$(0.01)	$0.02	$0.01

Shares used in computing net income (loss) per share:
Basic	25,753	—	25,753

Diluted	25,753	1,126	26,879

(1)	Adjustment of $135 to revenue and adjustment of ($34) to cost of revenue for European distributor deferred income.

(2)	Restatement adjustments for payroll tax benefit of ($103), FAS 123R expense of $19 and adjustment of ($479) relating to changes in the effective income tax rate.

               Condensed Consolidated Statement of Cash Flows

	As	Restatement
	Previously	Adjustments	As
Three Months Ended April 2, 2006	Reported	(1) (2)	Restated
Operating activities:
Net income (loss)	$(152)	462	$310
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,415	—	2,415
Stock compensation cost recognized	2,792	19	2,811
Changes in operating assets and liabilities:
Accounts receivable(3)	(2,726)	—	(2,726)
Inventories	590	—	590
Deferred income taxes	(135)	—	(135)
Prepaid expenses and other current assets (3)	12	—	12
License agreements and other long-term assets	(2,006)	—	(2,006)
Accounts payable, accrued compensation and employee benefits, and other accrued liabilities	824	(582)	242
Deferred income on shipments to distributors	3,263	101	3,364

Net cash provided by operating activities	4,877	—	4,877
Investing activities:
Purchases of property and equipment	(1,981)	—	(1,981)
Purchases of available-for-sale securities	(29,909)	—	(29,909)
Sales and maturities of available for sale securities	24,499	—	24,499
Changes in other long term assets	(27)	—	(27)

Net cash used in investing activities	(7,418)	—	(7,418)
Financing activities:
Issuance of common stock under employee stock plans	555	—	555

Net cash provided by financing activities	555	—	555

Net decrease in cash and cash equivalents	(1,986)	—	(1,986)
Cash and cash equivalents, beginning of period	24,033	—	24,033

Cash and cash equivalents, end of period	$22,047	—	$22,047

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes, net	$79	—	$79
Accrual of long-term license agreements	$198	—	$198

(1)	Adjustment of $135 to European distributor deferred revenue and adjustment of ($34) to Cost of Revenue for European distributor.

(2)	Restatement adjustments for stock-based compensation expenses, relating to improper measurement dates, other stock option modifications and related payroll and income tax expense (benefit) impacts.

(3)	The Company reclassified $131 previously reported as accounts receivable to prepaid expenses and other current assets to conform to the current balance sheet presentation.
3. Stock Based Compensation
          Effective January 2, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (Revised 2004), “Share-Based Payment,” “SFAS 123(R)”, using the modified-prospective-transition method. Under this transition method, stock-based compensation cost recognized in the quarters ended April 1, 2007, and April 2, 2006 include: (a) compensation cost for all unvested stock-based awards as of January 2, 2006, that were granted prior to January 2, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all stock-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS123(R).

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
          Fair Value —The fair value of the Company’s stock options granted to employees for the three months ended April 1, 2007 and April 2, 2006, respectively, was estimated using the following weighted- average assumptions:

	Three Months Ended
	Apr. 1,	Apr. 2,
	2007	2006
Option Plan Shares
Expected term (in years)	5.0	5.1
Volatility	44.4%	49.9%
Risk-free interest rate	4.7%	4.5%
Estimated forfeitures	3%	3%
Weighted-average fair value	$7.31	$7.20
ESPP Shares
Expected term (in years)	—	2.08
Volatility	—	36.7%
Risk-free interest rate	—	4.5%
Estimated forfeitures	—	3%
Weighted-average fair value	—	$5.05
          As a result of the stock option investigation and related employee trading black-out period, during the fourth quarter of fiscal 2006 the Company suspended further contributions to the ESPP and refunded all contributions remaining in the plan. The ESPP remained suspended throughout the fiscal quarter ended April 1, 2007.
Stock-Based Compensation Expense
          The Company recorded $2.3 million and $2.8 million of pre-tax stock-based compensation expense for the three months ended April 1, 2007 and April 2, 2006, respectively. As required by SFAS 123(R), management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. The following table summarizes the distribution of stock-based compensation expense related to stock options, restricted stock, and the ESPP for the three months ended April 1, 2007 and April 2, 2006 (in thousands):

	Three Months Ended
	Apr. 1, 2007	Apr. 2, 2006
Cost of revenues	$178	$—
Research and development	1,085	1,474
Selling, general, and administrative	1,038	1,337

Total stock-based compensation expense, before income taxes	2,301	2,811
Tax benefit	408	417

Total stock-based compensation expense, net of income taxes	$1,893	$2,394

          Stock-based compensation expense for the three months ended April 1, 2007 includes $0.4 million associated with the extension of employee options that were scheduled to expire in the first quarter of fiscal 2007 during the stock option investigation blackout period. The Company agreed to extend the life of the expiring options for continuing employees until 30 days following the release of the blackout period. This extension represents a modification to these options which resulted in the additional charge during the first quarter of fiscal 2007 of $0.1 million. In addition, the Company agreed to extend the life of the expiring options for certain terminated employees until 30 days following the release of the blackout period. This extension represents a modification to these options which resulted in the additional charge during the first quarter of fiscal 2007 of $0.2 million.
          In addition, stock-based compensation costs of $0.2 million were included in inventory as of April 1, 2007.
          As of April 1, 2007, the total compensation cost related to options and nonvested stock granted to employees under the Company’s stock option plans but not yet recognized was approximately $10.3 million, net of estimated forfeitures of approximately $0.9 million. This cost will be amortized over a weighted-average period of 2.12 years and will be adjusted for subsequent changes in estimated forfeitures.
          As of April 1, 2007, the total compensation cost related to options to purchase shares of the Company’s common stock under the ESPP but not yet recognized was approximately $0.9 million. This cost will be amortized over a weighted-average period of 0.89 years.
          The total fair value of shares vested during the three months ended April 1, 2007 was $1.6 million.
Stock Option Plans
     We have adopted stock option plans under which officers, employees, and consultants may be granted incentive stock options or nonqualified options to purchase shares of our Common Stock. In connection with our acquisitions of AGL in 1999 and Prosys and GateField in 2000, we assumed the stock option plans of AGL, Prosys, and GateField and the related options are incorporated in the amounts below. At April 1, 2007, 20,660,147 shares of Common Stock were reserved for issuance under these plans, of which 4,770,980 were available for grant.
     We also adopted a new Directors’ Stock Option Plan in 2003, under which directors who are not employees of Actel may be granted nonqualified options to purchase shares of our Common Stock. The new Directors’ Stock Option Plan replaced a 1993 plan that expired in 2003. At April 1, 2007, 500,000 shares of Common Stock were reserved for issuance under such plan, of which 375,000 were available for grant.
     We generally grant stock options under our plans at a price equal to the fair value of our Common Stock on the date of grant. Subject to continued service, options generally vest over a period of four years and expire ten years from the date of grant.

     The Company issues shares of common stock upon the exercise of stock options. The following table summarizes our stock option activity and related information for the quarter ended April 1, 2007:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value
				(in thousands)
Options
Outstanding at December 31, 2006	5,664,854	$16.71
Granted	59,345	16.35
Exercised	—	—
Forfeitures and cancellations	(71,925)	16.69

Outstanding at April 1, 2007	5,652,274	16.71	5.29	$7,625

Vested and expected to vest at April 1, 2007	5,542,498	16.73	5.24	$7,486

Exercisable at April 1, 2007	3,795,679	17.13	4.36	$5,423

     The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the 3.9 million options that were in-the-money at April 1, 2007. There were no stock option exercises during the three months ended April 1, 2007. During the three months ended April 2, 2006, the aggregate intrinsic value of options exercised under the Company’s stock option plans were $0.1 million, determined as of the date of option exercise.
     The following table summarizes information about stock options outstanding at April 1, 2007:

	April 1, 2007
	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Contract	Average		Average
	Number of	Life	Exercise	Number of	Exercise
Range of ExercisePrices	Shares	(In Years)	Price	Shares	Price
$0.07 — 13.56	762,473	2.02	$12.20	760,723	$12.20
13.61 — 14.77	1,117,819	7.00	14.48	342,245	14.32
14.81 — 15.13	210,996	5.12	14.98	138,073	14.98
15.15 — 15.15	665,726	5.14	15.15	586,344	15.15
15.25 — 15.42	9,735	9.35	15.41	250	15.25
15.70 — 15.70	807,398	6.93	15.70	409,221	15.70
15.83 — 17.31	599,721	4.80	16.50	322,026	16.83
17.45 — 19.91	565,516	6.01	18.89	403,319	19.18
20.13 — 24.76	643,811	4.93	22.85	566,521	22.60
25.00 — 54.45	269,079	3.08	28.14	266,957	28.16

	5,652,274	5.28	$16.71	3,795,679	$17.13

     At December 31, 2006, 3,649,528 outstanding options were exercisable.
Employee Stock Purchase Plan
          We have adopted an Employee Stock Purchase Plan (ESPP), under which eligible employees may designate not more than 15% of their cash compensation to be deducted each pay period for the purchase of common stock (up to a maximum of $25,000 worth of common stock each year). Effective January 3, 2006, all ESPP participants are subject to a calendar year limit of $10,000. This change in the ESPP was made to reduce the stock-based compensation charge under SFAS 123(R) associated with the ESPP. As of April 1, 2007, 494,804 shares of common stock were available for issuance under the ESPP. The ESPP is administered in consecutive, overlapping offering periods of up to 24 months each, with each offering period divided into four consecutive purchase periods. On the last business day of each purchase period, shares of common stock are purchased with employees’ payroll deductions accumulated during the purchase period at a price per share equal to 85% of the market price of the common stock on the first day of the applicable offering period or the last day of the purchase period, whichever is lower.

           During the fourth quarter of fiscal 2006, as a result of the options investigation and related employee trading black-out period, the Company suspended further contributions to the ESPP and refunded all contributions remaining in the plan. Accordingly, there were no ESPP options outstanding at April 1, 2007. In connection with the ESPP suspension, the Company recorded a charge during the quarter ended April 1, 2007 of approximately $0.3 million, which represents the remaining unamortized fair value of the current purchase period canceled in the first quarter of 2007. If the Company continues to be a delinquent filer, future withholding periods will lapse and those purchase periods will also be deemed to be cancelled with no replacement and no consideration paid by the Company for the cancellation. The fair value associated with these purchase periods will be recognized ratably as the cancellations occur.
          There were no shares exercised under the Company’s ESPP during the three months ended April 1, 2007, and April 2, 2006.
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
          The Exchange Program expired on January 3, 2006. Pursuant to the Exchange Program, the Company accepted for cancellation options to purchase 4,182,027 shares of the Company’s common stock and granted RSUs to purchase 1,130,965 of the Company’s common stock resulting in an overall exchange ratio of approximately 3.7 options per RSU. Included in these figures were 1,474,500 options previously held by our executive officers who received a total of 422,544 RSUs in the Exchange Program. The Company entered into Restricted Stock Unit Agreements dated January 3, 2006 with each participating employee. As of April 1, 2007, the total compensation cost not yet recognized related to RSUs granted under the Exchange Program was approximately $1.0 million.
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
          The Company also has a program to grant additional RSUs and stock options to certain US employees as part of our long-term equity incentive program. The RSUs granted under this program vest over a period of four years. As of April 1, 2007, the total compensation cost not yet recognized related to RSUs granted subsequent to January 3, 2006 was approximately $1.7 million. The Company issues shares of common stock upon vesting of RSUs and withholds a portion of the shares to satisfy payroll tax withholding requirements which are paid in cash by the Company. The following is a summary of RSU activity:

		Weighted-
		Average
	Number of	Grant Date
	shares	Fair Value
Nonvested at December 31, 2006	810,686	$13.09
Granted	—	$—
Vested	(160,764)	$13.17
Forfeited	(16,443)	$12.95

Nonvested at April 1, 2007	633,479	$13.07

4. Goodwill
               We account for goodwill under SFAS No. 142, “Goodwill and Other Intangible Assets.” Under this standard, goodwill is tested for impairment annually or more frequently if certain events or changes in circumstances indicate that the carrying value may not be recoverable. We completed our annual goodwill impairments tests as of December 31, 2006 and noted no impairment. Our next annual impairment test will be performed in the fourth quarter of 2007. No indicators of impairment were present as of April 1, 2007.

5. Inventories
               Inventories consist of the following:

	Apr. 1,	Dec. 31,
	2007	2006
	(In thousands)
	Unaudited
Inventories:
Purchased parts and raw materials	$6,361	$7,537
Work-in-process	23,652	21,336
Finished goods	8,019	10,330

	$38,032	$39,203

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
               “Last time buy” inventory purchases are excluded from our standard excess and obsolescence write down policy and are instead subject to a discrete write down policy. We make last time buys when a wafer supplier is about to shut down the manufacturing line used to make a product and we believe that current inventories are insufficient to meet foreseeable future demand. We made last time buys of certain products from our wafer suppliers during 2003 and the first quarter of 2005. Since this inventory was not acquired to meet current demand, we do not believe the application of our standard inventory write down policy would be appropriate. Inventory purchased in last time buy transactions is evaluated on an ongoing basis for indications of excess or obsolescence based on rates of actual sell through; expected future demand for those products over a longer time horizon; and any other qualitative factors that may indicate the existence of excess or obsolete inventory. In the event that actual sell through does not meet expectations or estimations of expected future demand decrease, inventory write downs of last time buy inventory may be required. Evaluations of last time buy inventory during the first three months of 2007 did not result in any write downs of this material. Inventory at the end of the first quarter of 2007 included $1.4 million of last time buy material.

6. Earnings per Share
               The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	Apr. 1,	Dec. 31,	Apr. 2,
	2007	2006	2006
	(unaudited, in thousands except per share
	data)
Basic:
Weighted-average common shares outstanding	26,747	26,515	25,753

Net income (loss)	$(747)	$(7,523)	$310

Net income (loss) per share	$(0.03)	$(0.28)	$0.01

Diluted:
Weighted-average common shares outstanding	26,747	26,515	25,753
Net effect of dilutive employee stock options – based on the treasury stock method	—	—	1,126

Shares used in computing net income per share	26,747	26,515	26,879

Net income (loss)	$(747)	$(7,523)	$310

Net income (loss) per share	$(0.03)	$(0.28)	$0.01

               For the three months ended April 1, 2007 and December 31, 2006, we incurred a quarterly net loss and the inclusion of stock options in the shares used for computing diluted earnings per share would have been anti-dilutive and would have reduced the net loss per share. Accordingly, all Common Stock equivalents (such as stock options) have been excluded from the shares used to calculate diluted earnings per share for those periods.
               For the three months ended April 2, 2006, options outstanding under our stock option plans to purchase approximately 4,422,000 shares of our common stock were excluded from the treasury stock method used to determine the net effect of dilutive employee stock options because their inclusion would have had an anti-dilutive effect on net income per share.

7. Comprehensive Income
               The components of comprehensive income, net of tax, are as follows:

	Three Months Ended
	Apr. 1,	Dec. 31,	Apr. 2,
	2007	2006	2006
	(unaudited, in thousands)
Net income (loss)	$(747)	$(7,523)	$310
Change in gain (loss) on available-for-sale securities, net of tax amounts of $197, ($2), and ($91), respectively	315	(4)	(146)
Reclassification adjustment for gains included in net income, net of tax amounts of ($3), ($12), and $0, respectively	(5)	(19)	—

Other comprehensive gain (loss), net of tax amounts of $194, ($14), and ($91), respectively	310	(23)	(146)

Total comprehensive income (loss)	$(437)	$(7,546)	$164

Accumulated other comprehensive loss is presented on the accompanying condensed consolidated balance sheets and consists of the accumulated net unrealized gain (loss) on available-for-sale securities.
8. Legal Matters and Loss Contingencies
               From time to time we are notified of claims, including claims that we may be infringing patents owned by others, or otherwise become aware of conditions, situations, or circumstances involving uncertainty as to the existence of a liability or the amount of a loss. When probable and reasonably estimable, we make provisions for estimated liabilities. As we sometimes have in the past, we may settle disputes and/or obtain licenses under patents that we are alleged to infringe. We can offer no assurance that any pending or threatened claim or other loss contingency will be resolved or that the resolution of any such claim or contingency will not have a materially adverse effect on our business, financial condition, and/or results of operations. Our failure to resolve a claim could result in litigation or arbitration, which can result in significant expense and divert the efforts of our technical and management personnel, whether or not determined in our favor. Actel is a nominal defendant in a consolidated shareholder derivative action filed in the United States District Court for the Northern District of California against certain current and former officers and Directors. The Company and the individual defendants intend to defend these cases vigorously. In addition, our evaluation of the impact of these claims and contingencies could change based upon new information. Subject to the foregoing, we do not believe that the resolution of any pending or threatened legal claim or loss contingency is likely to have a materially adverse effect on our financial position, or results of operations or cash flows.
9. Commitments
               As of April 1, 2007, the Company had approximately $12.1 million of remaining non-cancelable obligations to providers of electronic design automation software expiring at various dates through 2012. The current portion of these obligations is recorded in “Accrued licenses” and the long-term portion of these obligations is recorded at net present value in “Other long-term liabilities, net” on the accompanying balance sheet. Approximately $2.8 million and $14.4 million of these contractual obligations are recorded in “Prepaid expenses and other current assets” and “Other assets, net”, respectively.
10. Shareholders’ Equity
               Our Board of Directors authorized a stock repurchase program, whereby shares of our common stock may be purchased from time to time in the open market at the discretion of management. In the three months ended April 3, 2005 we repurchased 627,500 shares for $9.8 million. There have been no additional stock repurchases under the Board approved stock repurchase program since then. As of April 1, 2007, we had remaining authorization to repurchase up to 1,610,803 shares.
11. Subsequent Events
               During the second quarter of fiscal 2007 Actel recorded a $3.7 million charge to reserve for certain prepaid wafer costs included in other assets in the accompanying condensed consolidated balance sheet at April 1, 2007. Due to changes in the Company’s product plans in the second quarter of fiscal 2007, the Company determined that there is only a remote chance to utilize these prepaid amounts and thus an establishment of a reserve was necessary as of July 1, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     You should read the following discussion of our financial condition and results of operations in conjunction with our Consolidated Financial Statements and the related “Notes to Consolidated Financial Statements”, and “Financial Statement Schedules” and “Supplementary Financial Data” included in our 2006 Annual Report on Form 10-K. This Quarterly Report on Form 10-Q, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements regarding future events and the future results of our Company that are based on current expectations, estimates, forecasts, and projections about the industry in which we operate and the beliefs and assumptions of our management. Words such as ‘expects,’ ‘anticipates,’ ‘targets,’ ‘goals,’ ‘projects,’ ‘intends,’ ‘plans,’ ‘believes,’ ‘seeks,’ ‘estimates,’ variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled “Risk Factors” in Item 1A of Part II and elsewhere, and in other reports we file with the Securities and Exchange Commission (“SEC”), specifically the most recent reports on Form 10-Q. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.
Restatements of Consolidated Financial Statements
          Restatement of Previously-Issued Financial Statements
          This Quarterly Report on Form 10-Q for our quarter ended April 1, 2007, includes a restatement of our condensed consolidated financial statements for the quarter ended April 2, 2006 (and related disclosures). The restatement is a result of an independent stock option investigation conducted by a Special Committee of our Board of Directors and additional reviews conducted by our management. See below and Note 2, “Restatements of Consolidated Financial Statements,” to the Condensed Consolidated Financial Statements, for a discussion of the effect of the restatement.
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
          For explanatory purposes and to assist in analysis of our consolidated financial statements, the impact of the stock option and other adjustments that were affected by the restatement are summarized below (in thousands):

	Adjustment to				Other
	Stock-Based				Deferred
	Compensation	Other			Revenue	Other
	Expense	Adjustments	Adjustment	Subtotal	adjustments	Adjustments	Adjustment
	associated	to Stock-	to Payroll	Stock- Based	associated	-Other	to Income	Total
	with	Based	Tax	Compensation	with	Income and	Tax	Restatement
	Remeasured	Compensation	Expense	Expense and	European	Expense	Expense	Expense
Fiscal Year	Grants	Expense	(Benefit)	Payroll Taxes	Distributor	Charges (1)	(Benefit)	(Benefit)

1994	$—	$60	$—	$60	$—	$—	$(24)	$36
1995	205	27	—	232	—	—	(73)	159
1996	539	42	6	587	—	—	(175)	412
1997	823	32	23	878	—	—	(262)	616
1998	937	35	18	990	—	—	(307)	683
1999	814	12	105	931	—	—	(242)	689
2000	2,574	92	347	3,013	(1,528)	—	(436)	1,049
2001	5,455	485	88	6,028	(100)	(17)	(2,111)	3,800
2002	2,810	(73)	93	2,830	203	(31)	(953)	2,049
2003	2,155	1,687	181	4,023	—	20	(1,370)	2,673

Cumulative through January 4, 2004	16,312	2,399	861	19,572	(1,425)	(28)	(5,953)	12,166
2004	950	(604)	(312)	34	100	(463)	(51)	(380)
2005	186	(431)	(91)	(336)	338	12	(14)	—

Total	$17,448	$1,364	$458	$19,270	$(987)	$(479)	$(6,018)	$11,786

(1)	Reflects mark to market adjustments relating to $1.0 million of awards originally charged to stock-based compensation which were subsequently classified as liability awards following termination of employment.

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
          As we requested on October 9, 2007, the Nasdaq Board of Directors (the “Nasdaq Board”) on October 17, 2007, called for review the August 23, 2007, decision of the Listing Council, and stayed the suspension of our securities from trading, pending further consideration by the Nasdaq Board. On November 9, 2007, the Nasdaq Board granted us an extension until January 9, 2008, to file all delinquent periodic reports necessary to regain compliance with the filing requirement contained in Rule 4310(c)(14). On November 13, 2007, we received an additional staff determination notice relating to our failure to timely file with the SEC a Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007. As we requested on January 4, 2008, the Nasdaq Board on January 8, 2008, granted us an extension until February 20, 2008, to file all delinquent periodic reports necessary to regain compliance with the filing requirement contained in Rule 4310(c)(14). On January 22, 2008, we filed our Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2006 and our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. We have filed this Quarterly Report on Form 10-Q as part of our effort to resume timely reporting and meet Nasdaq’s continued listing requirements.
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
• Revenues
     We sell our products to OEMs and to distributors who resell our products to OEMs or their contract manufacturers. We recognize revenue on products sold to OEMs upon shipment. Because sales to distributors are generally made under agreements allowing for price adjustments, credits, and right of return under certain circumstances, we generally defer recognition of revenue on products sold to distributors until the products are resold by the distributor and price adjustments are determined at which time our final net sales price is fixed. Deferred revenue net of the corresponding deferred cost of sales are recorded in the caption deferred income on shipments to distributors in the liability section of the consolidated balance sheet. Deferred income effectively represents the gross margin on the sale to the distributor, however, the amount of gross margin we recognize in future periods will be less than the originally recorded deferred income as a result of negotiated price concessions. Distributors resell our products to end customers at various negotiated price points which vary by end customer, product, quantity, geography and competitive pricing environments. When a distributors’ resale is priced at a discount from list price, we credit back to the distributor a portion of their original purchase price after the resale transaction is complete. Thus, a portion of the deferred income on shipments to distributors balance will be credited back to the distributor in the future. Based upon historical trends and inventory levels on hand at each of our distributors as of April 1, 2007, we currently estimate that approximately $12.1 million of the deferred income on shipments to distributors on the Company’s balance sheet as of April 1, 2007, will be credited back to the distributors in the future. These amounts will not be recognized as revenue and gross margin in our Statement of Operations. Since we expect our distributors to “turn” their inventory balances five to six times a year, we expect that a majority of the inventory held by our distributors at the end of any quarter will be resold to end customers over the next two quarters.
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
     There is a level of uncertainty in the distributor revenue estimation process and, accordingly, Actel maintains a reserve for revenue estimates exceeding actual sell through activity. As a result of ongoing improvements in distributor reporting and reconciliation processes and an evaluation of recent trends in variances between estimated amounts and actual sell through activity, in the third quarter of 2006, Actel adjusted its estimate of the distributor revenue reserve. The net effect of this change in estimate in the third quarter of 2006 was to increase 2006 revenue by $1.2 million, increase costs of sales by $0.5 million, and increase gross margin by $0.7 million.
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
• Legal Matters and Loss Contingencies
     From time to time we are notified of claims, including claims that we may be infringing patents owned by others, or otherwise become aware of conditions, situations, or circumstances involving uncertainty as to the existence of a liability or the amount of a loss. When probable and reasonably estimable, we make provisions for estimated liabilities. As we sometimes have in the past, we may settle disputes and/or obtain licenses under patents that we are alleged to infringe. We can offer no assurance that any pending or threatened claim or other loss contingency will be resolved or that the resolution of any such claim or contingency will not have a materially adverse effect on our business, financial condition, and/or results of operations. Our failure to resolve a claim could result in litigation or arbitration, which can result in significant expense and divert the efforts of our technical and management personnel, whether or not determined in our favor. Actel is a nominal defendant in a consolidated shareholder derivative action filed in the United States District Court for the Northern District of California against certain current and former officers and Directors. The Company and the individual defendants intend to defend these cases vigorously. In addition, our evaluation of the impact of these claims and contingencies could change based upon new information. Subject to the foregoing, we do not believe that the resolution of any pending or threatened legal claim or loss contingency is likely to have a materially adverse effect on our financial position or results of operations or cash flows.
• Income Taxes
     We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” and APB No. 28, “Interim Financial Reporting,” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. We evaluate annually the realizability of our deferred tax assets by assessing our valuation allowance and, if necessary, we adjust the amount of such allowance. The factors used to assess the likelihood of realization include our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets.
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
     The Company recorded $2.3 million and $2.8 million of stock-based compensation expense for the three months ended April 1, 2007 and April 2, 2006, respectively. As required by SFAS 123(R), management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. As of April 1, 2007, the total compensation cost related to options and nonvested stock granted to employees under the Company’s stock option plans but not yet recognized was approximately $10.3 million, net of estimated forfeitures of approximately $0.9 million. This cost will be amortized over a weighted-average period of 2.12 years and will be adjusted for subsequent changes in estimated forfeitures. As of April 1, 2007, the total compensation cost related to options to purchase shares of the Company’s common stock under the ESPP but not yet recognized was approximately $0.9 million. This cost will be amortized over a weighted-average period of 0.89 years.

Results of Operations

	Three Months Ended
		(b)%			%
	(a)	Dec. 31,	change	(c)	change
	Apr. 1, 2007	2006	(a/b)	Apr. 2, 2006	(a/c)
Net revenues	$48,604	$48,151	1%	$46,133	5%

Gross margin	$28,766	$27,568	4%	$27,637	4%
% of net revenues	59%	57%		60%

Research and development	$15,719	$14,294	10%	$13,728	15%
% of net revenues	32%	30%		30%

Selling, general, and administrative	$16,085	$24,861	(35%)	$14,792	9%
% of net revenues	33%	52%		32%

Amortization of acquisition-related intangibles	$—	$—	0%	$8	(100%)
% of net revenues	0%	0%		0%

Tax (benefit) provision	$(163)	$(1,961)	(92%)	$162	(201%)
% of net revenues	(0%)	(4%)		0%
Net Revenues
          Net revenues were $48.6 million for the first quarter of 2007, a 1% increase from the fourth quarter of 2006 and a 5% increase from the first quarter of 2006. Net revenues increased between the first quarter of 2007 and the fourth quarter of 2006 due to a 1% increase in average selling prices (ASPs). Quarterly net revenues increased from the first quarter a year ago due to a 1% increase in unit shipments coupled with a 4% increase in ASPs. Unit volumes and ASP levels fluctuate principally because of changes in the mix of products sold. Our product portfolio includes products ranging from devices with lower ASPs which typically sell in higher volumes, to devices with higher ASPs which typically sell in lower volumes.
Gross Margin
          Gross margin was 59% on net revenues for the first quarter of 2007 compared with 57% for the fourth quarter of 2006 and 60% for the first quarter of 2006. Gross margin in the fourth quarter of fiscal 2006 was unfavorably impacted by write-downs of $2.2 million associated with excess radiation products while the first quarter of fiscal 2007 included charges of $0.8 million for additional reserves associated with excess inventory. The 1% decrease in gross margin as a percentage of net revenues during the first quarter of 2007 as compared to the first quarter of 2006 was primarily attributable to the additional excess inventory reserves in the first quarter of 2007 as noted above.
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
Research & Development (R&D)
          R&D expenditures were $15.7 million, or 32% of net revenues, for the first quarter of 2007 compared with $14.3 million, or 30% of net revenues, for the fourth quarter of 2006 and $13.7 million, or 30% of net revenues, for the first quarter of 2006. R&D spending in 2007 has increased due to $0.9 million of charges for re-work of certain products under development coupled with slightly higher headcount in the 2007 quarter. Recognition of stock-based compensation expense under SFAS 123(R) was $1.1 million for the three month period ended April 1, 2007, compared to $1.3 million for the fourth quarter of 2006 and $1.5 million for the first quarter of 2006.
Selling, General and Administrative (SG&A)
     SG&A expenses were $16.1 million, or 33% of net revenues, for the first quarter of 2007 compared with $24.9 million, or 52% of net revenues, for the fourth quarter of 2006 and $14.8 million, or 32% of net revenues, for the first quarter of 2006. The decrease in SG&A expenses from the fourth quarter of 2006 to the first quarter of 2007 is due to primarily to fourth quarter 2006 charges of $9.2 million for the settlement of certain patent and license infringement claims. The three month period ended April 1, 2007 reflects higher expenses when compared to the three month period ended April 2, 2006 due largely to a $1.8 million charge during the first quarter of fiscal 2007 incurred in connection with the stock option investigation. This was partially offset by lower stock-based compensation expenses under SFAS 123(R) during the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006. Stock-based compensation expenses were $1.0 million for the first quarter of 2007 compared to $1.0 million for the fourth quarter of 2006 and $1.3 million for the first quarter of 2006.
Tax Provision
     For the three months ended April 1, 2007, the benefit for income taxes was based on an annual effective tax rate calculated in compliance with SFAS 109 and APB No. 28. The annual effective rate was calculated based on our expected level of profitability and includes the usage of state tax credits. To the extent our level of profitability changes during the year, the effective tax rate will be revised to reflect these changes. The difference between the benefit for income taxes that would be derived by applying the statutory rate to our loss before tax and the income tax benefit actually recorded is primarily due to the impact of non-deductible SFAS 123(R) stock-based compensation expenses which is partially offset by tax credits.
Financial Condition, Liquidity, and Capital Resources
     Our total assets were $361.1 million as of the end of the first quarter of 2007 compared with $368.9 million as of the end of the fourth quarter of 2006. The following table sets forth certain financial data from the condensed consolidated balance sheets expressed as the percentage change from December 31, 2006 to April 1, 2007.

	As of	As of
In thousands	Apr. 1, 2007	Dec. 31, 2006	$ change	% change
Cash and cash equivalents, short and long term investments	$185,452	$191,955	$(6,503)	(3%)
Accounts receivable, net	$22,342	$22,017	$325	1%
Inventories	$38,032	$39,203	$(1,171)	(3%)
     Accounts receivable at April 1, 2007 increased 1% compared with December 31, 2006, which was consistent with the overall increase in revenue for the quarter. Days sales outstanding was 42 days at the end of both the first quarter of 2007 and the fourth quarter of 2006.
     Inventories as of April 1, 2007 decreased by $1.2 million or 3% compared to December 31, 2006 largely as a result of inventory that was scrapped. Inventory days increased slightly from 174 days at the end of 2006 to 175 at the end of the first quarter of 2007.

	Three Months Ended
In thousands	Apr. 1, 2007	Apr. 2, 2006
Net cash (used in) provided by operating activities	$(4,092)	$4,877
Net cash provided by (used in) investing activities	$837	$(7,418)
Net cash (used in) provided by financing activities	$(1,022)	$555
     The difference between net loss of $0.7 million and cash used in operating activities of $4.1 million for the three months ended April 1, 2007 was the result of cash used to reduce liabilities of $12.6 million, partially offset by several non-cash adjustments relating to depreciation, amortization and stock based compensation costs of approximately $4.8 million, decreases in inventory of $1.1 million and increased deferred income to distributors of $2.0 million.

     Sales of available-for-sale securities of $16.0 million offset by purchases of available-for-sale securities of $13.3 million and capital expenditures of $1.9 million resulted in net cash provided by investing activities of approximately $0.8 million for the three months ended April 1, 2007. Net cash used in financing activities of $1.0 million for the three months ended April 1, 2007 relates to payroll tax deposits associated with the vesting of restricted stock unit awards.
     Cash provided by operating activities was $4.9 million for the first three months of 2006. Net income of $0.3 million, non-cash adjustments relating to depreciation, amortization and stock based compensation costs of approximately of $5.2 million and an increase in deferred income on shipments to distributors of $3.4 million contributed to cash provided by operations offset primarily by $2.7 million of growth in accounts receivable and $2.0 million growth in accrued licenses and other long term assets. Net cash used in investing activities was $7.4 million during the first three months of 2006 and included net purchases of available-for-sale securities of $5.4 million and $2.0 million for purchases of property and equipment. Net cash provided by financing activities was $0.6 million for the first three months of fiscal 2006 consisted of proceeds from the issuance of common stock under employee stock plans.
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
Impact of Recently Issued Accounting Standards
     On January 1, 2007, the Company adopted FASB Statement No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments” an amendment of FASB Statements No. 133 and 140. SFAS 155 simplifies the accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 did not have a material impact on our consolidated results of operations and financial condition.
     In June 2006, the FASB ratified the consensus reached in EITF Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences”. This consensus provides that sabbatical leave or other similar benefits provided to an employee should be considered to accumulate over the service period as described in FASB Statement No. 43. This EITF is effective for fiscal years beginning after December 15, 2006 and was adopted by Actel in the first quarter of fiscal 2007. Actel recorded a $2.5 million cumulative adjustment, net of tax, to decrease the January 1, 2007 balance of retained earnings.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     As of April 1, 2007, our investment portfolio consisted primarily of corporate bonds, asset-backed securities, floating rate short term notes, and federal and municipal obligations. The principal objectives of our investment activities are to preserve principal, meet liquidity needs, and maximize yields. To meet these objectives, we invest only in high credit quality debt securities with average maturities of less than two years. We also limit the percentage of total investments that may be invested in any one issuer. Corporate investments as a group are also limited to a maximum percentage of our investment portfolio.
     We are exposed to financial market risks, including changes in interest rates. All of the potential changes noted below are based on sensitivity analysis performed on our financial position and expected operating levels at April 1, 2007. Actual results may differ materially.
     Our investments are subject to interest rate risk. During the three months ended April 1, 2007, the market value of our investment portfolio consisting of government and corporate bonds increased $0.5 million as a result of the Federal Open Market Committee’s maintaining the Federal Funds rate at 5.25% after its December 2006 meeting. A further increase in interest rates could subject us to a decline in the market value of our investments. These risks are mitigated by our ability to hold these investments for a period of time sufficient to recover the carrying value of the investment which may not be until maturity. A hypothetical 100 basis point increase in interest rates would result in a reduction of approximately $2.2 million in the fair value of our available-for-sale securities held at April 1, 2007.
Item 4. Controls and Procedures
Evaluation of Effectiveness of Disclosure Controls and Procedures
     Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-Q to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Changes in Internal Control over Financial Reporting
     There were no significant changes to our internal controls during the quarter ended April 1, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
     As we requested on October 9, 2007, the Nasdaq Board of Directors (the “Nasdaq Board”) on October 17, 2007, called for review the August 23, 2007, decision of the Listing Council, and stayed the suspension of our securities from trading, pending further consideration by the Nasdaq Board. On November 9, 2007, the Nasdaq Board granted us an extension until January 9, 2008, to file all delinquent periodic reports necessary to regain compliance with the filing requirement contained in Rule 4310(c)(14). On November 13, 2007, we received an additional staff determination notice relating to our failure to timely file with the SEC a Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007. As we requested on January 4, 2008, the Nasdaq Board on January 8, 2008, granted us an extension until February 20, 2008, to file all delinquent periodic reports necessary to regain compliance with the filing requirement contained in Rule 4310(c)(14). On January 22, 2008, we filed our Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2006 and our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. We have filed this Quarterly Report on Form 10-Q with the SEC as part of our effort to resume timely reporting and meet Nasdaq’s continued listing requirements.
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
Risks Related to the Investigation of Past Stock Option Practices and the Related Restatement of our Prior Financial Results
     Since September 2006, we worked to resolve issues associated with our stock option practices and accounting. A Special Committee of our Board of Directors (“Special Committee”), with the assistance of independent legal counsel, conducted an extensive review of our stock option practices covering the time from January 1996 through December 2006. The Special Committee concluded that there was inadequate documentation supporting the recorded measurement dates for each of our company-wide annual grants during the period 1996-2001; that there were a number of other grants during the 1996-2001 period for which there was inadequate documentation supporting the recorded measurement dates, including some executive grants and grants to new employees in connection with corporate acquisitions; and that, beginning in 2002, documentation relating to annual and other grants improved substantially, although some minor errors occurred thereafter in the form of corrections or adjustments to grant allocations after the recorded measurement dates. In addition to these awards, we subsequently concluded that there was inadequate documentation supporting the recorded measurement date for four of our company-wide grants during the period 2002-2004, and for one stock option grant in the period from our initial public offering in August 1993 through December 1995. As a result, we determined that we had unrecorded non-cash equity-based compensation charges associated with our equity incentive plans for the period 1994 through 2006. Since these charges were material to our financial statements for the years 1994 through 2005, we restated our historical financial statements to record additional non-cash charges for stock-based compensation expense.
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
     Our past stock option granting practices and the restatement of our prior financial statements have exposed and may continue to expose us to greater risks associated with litigation. As described in Part II, Item 1, “Legal Proceedings,” a complaint and two amended complaints have been filed in the United States District Court for the Northern District of

California derivatively on our behalf against certain of our current and former officers and Directors related to certain stock option grants that were allegedly backdated. We may become subject to additional private lawsuits related to our past stock option granting practices or the restatement of our prior financial statements. The expenses associated with the lawsuit(s) may be significant, the amount of time to resolve and the resolution of the lawsuit(s) is unpredictable, and defending the lawsuit(s) may divert management’s attention from the day-to-day operations of our business, any of which could have a materially adverse effect on our financial condition, business, results of operations, and/or cash flows.
     In addition, our past stock option granting practices and the restatement of our prior financial statements have exposed and may continue to expose us to greater risks associated with regulatory proceedings and government inquiries and enforcement actions. As described in Part II, Item 1, “Legal Proceedings,” the SEC initiated an informal inquiry into our historical stock option granting practices and closed its file without recommending any enforcement action by the SEC. Any future government inquiries, investigations, or actions could require us to expend significant management time and incur significant legal and other expenses, and could result in civil and criminal actions seeking, among other things, injunctions against us and the payment of significant fines and penalties by us, any of which could have a materially adverse effect on our financial condition, business, results of operations, and/or cash flows.
     We have not been in compliance with The Nasdaq Stock Market’s continued listing requirements and remain subject to the risk of our stock being delisted from The Nasdaq Global Select Market, which would have a materially adverse effect on us and our shareholders.
     Due to the Special Committee investigation and resulting restatements, we failed to file a Quarterly Report on Form 10-Q for the first fiscal quarter of 2007, which ended on April 1; a Quarterly Report on Form 10-Q for the second fiscal quarter of 2007, which ended on July 1; and a Quarterly Report on Form 10-Q for the third fiscal quarter of 2007, which ended on September 30, 2007. As a result, and as described in Part II, Item 1, “Legal Proceedings,” we were not in compliance with the filing requirements for continued listing on The Nasdaq Global Select Market as set forth in Marketplace Rule 4310(c)(14) and were subject to delisting from The Nasdaq Global Select Market. With the filing of our Quarterly Report on Form 10-Q for the first, second, and third fiscal quarters of 2007, we believe we have remedied our non-compliance with Marketplace Rule 4310(c)(14), subject to Nasdaq’s affirmative completion of its compliance protocols and its notification to us accordingly. If, however, Nasdaq does not concur that we are in compliance with the applicable listing requirements, our Common Stock may be delisted from The Nasdaq Global Select Market and it would be uncertain when, if ever, our Common Stock would be relisted. If a delisting were to occur, the price of our Common Stock and the ability of our shareholders to trade in our Common Stock could be adversely affected and, depending on the duration of the delisting, some institutions whose charters disallow holding securities in unlisted companies might sell our shares, which could have a further adverse effect on the price of our Common Stock.
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
     During 2003, several U.S. government contractors reported a small percentage of functional failures in our RTSX-S and SX-A antifuse devices manufactured on a 0.25 micron antifuse process at the original manufacturer of those FPGAs. During 2004, The Aerospace Corporation (Aerospace) proposed a series of experiments to test various hypotheses on the root cause of the failures and to generate reliability data that could be used by space industry participants in deciding whether or not to launch spacecraft with RTSX-S FPGAs that were already integrated. Also during 2004, we announced the availability of RTSX-SU devices from UMC; Aerospace and Actel each recommended that customers switch to UMC-manufactured RTSX-SU devices if their schedules permitted; and we offered to accept RTSX-S parts from the original manufacturer in exchange for RTSX-SU parts. By the fourth quarter of 2004, most customers had decided to switch to RTSX-SU devices. Utilizing all of the available data, Aerospace calculated a failure in time (FIT) rate for our RTSX-SU devices manufactured at UMC of 13 to 34 (depending on the definition of failure) for an average design, mission life, and amount of screening time. A FIT is one failure per billion device-hours, so if a group of devices has a FIT rate of 13 to 34, the customer should expect between 13 and 34 failures per billion device-hours. A billion hours is more than 1,000 centuries. On February 15, 2006, Aerospace brought to a close the regular meeting of space industry participants on this matter, although testing has continued.
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

Date: February 8, 2008
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