Form 10-Q
period 2007-07-01
ACTEL CORP
filed 2008-02-11
CIK 907687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2007
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
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

Explanatory Note Regarding Restatements
          This Quarterly Report on Form 10-Q for our quarter ended July 1, 2007, includes a restatement of our condensed consolidated financial statements for the quarter and six month period ended July 2, 2006 (and related disclosures). The restatement is a result of an independent stock option investigation conducted by a Special Committee of our Board of Directors and additional reviews conducted by our management. See below and Note 2, “Restatements of Consolidated Financial Statements,” to the Condensed Consolidated Financial Statements, and Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a discussion of the effect of the restatement.
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
          For explanatory purposes and to assist in analysis of our consolidated financial statements, the impact of the stock option and other adjustments that were affected by the restatement are summarized below (in thousands):

					Other
	Adjustment to				Deferred
	Stock-Based				Revenue	Other
	Compensation	Other Adjustments	Adjustment	Subtotal	adjustments	Adjustments-	Adjustment
	Expense	to Stock-	to Payroll	Stock-Based	associated	-Other	to Income	Total
	associated with	Based	Tax	Compensation	with	Income and	Tax	Restatement
	Remeasured	Compensation	Expense	Expense and	European	Expense	Expense	Expense
Fiscal Year	Grants	Expense	(Benefit)	Payroll Taxes	Distributor	Charges (1)	(Benefit)	(Benefit)

1994	$—	$60	$—	$60	$—	$—	$(24)	$36
1995	205	27	—	232	—	—	(73)	159
1996	539	42	6	587	—	—	(175)	412
1997	823	32	23	878	—	—	(262)	616
1998	937	35	18	990	—	—	(307)	683
1999	814	12	105	931	—	—	(242)	689
2000	2,574	92	347	3,013	(1,528)	—	(436)	1,049
2001	5,455	485	88	6,028	(100)	(17)	(2,111)	3,800
2002	2,810	(73)	93	2,830	203	(31)	(953)	2,049
2003	2,155	1,687	181	4,023	—	20	(1,370)	2,673

Cumulative through January 4, 2004	16,312	2,399	861	19,572	(1,425)	(28)	(5,953)	12,166
2004	950	(604)	(312)	34	100	(463)	(51)	(380)
2005	186	(431)	(91)	(336)	338	12	(14)	—

Total	$17,448	$1,364	$458	$19,270	$(987)	$(479)	$(6,018)	$11,786

(1)      Reflects mark to market adjustments relating to $1.0 million of awards originally charged to stock-based compensation which were subsequently classified as liability awards following termination of employment.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
ACTEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended			Six Months Ended
	July 1,	April 1,	July 2,	July 1,	July 2,
	2007	2007	2006	2007	2006
Net revenues	$48,790	$48,604	$47,576	$97,394	$93,709
Costs and expenses:
Cost of revenues	19,928	19,838	18,067	39,766	36,563
Research and development	18,778	15,719	14,428	34,497	28,156
Selling, general, and administrative	15,400	16,085	14,202	31,485	28,994
Amortization of acquisition-related intangibles	—	—	7	—	15

Total costs and expenses	54,106	51,642	46,704	105,748	93,728

Income (loss) from operations	(5,316)	(3,038)	872	(8,354)	(19)
Interest income and other, net	2,092	2,128	1,641	4,220	3,004

Income (loss) before tax provision (benefit)	(3,224)	(910)	2,513	(4,134)	2,985
Tax provision (benefit)	(579)	(163)	864	(742)	1,026

Net income (loss)	$(2,645)	$(747)	$1,649	$(3,392)	$1,959

Net income (loss) per share:
Basic	$(0.10)	$(0.03)	$0.06	$(0.13)	$0.08

Diluted	$(0.10)	$(0.03)	$0.06	$(0.13)	$0.07

Shares used in computing net income (loss) per share:
Basic	26,845	26,747	25,874	26,796	25,814

Diluted	26,845	26,747	27,087	26,796	26,977

See Notes to Unaudited Condensed Consolidated Financial Statements

ACTEL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	Jul. 1,	Dec. 31,
	2007(1)	2006
ASSETS
Current assets:
Cash and cash equivalents	$24,721	$33,699
Short-term investments	117,424	124,022
Accounts receivable, net	27,298	22,017
Inventories	37,827	39,203
Deferred income taxes	31,948	30,389
Prepaid expenses and other current assets	8,424	9,492

Total current assets	247,642	258,822
Long-term investments	41,377	34,234
Property and equipment, net	23,434	22,770
Goodwill	30,209	30,209
Deferred income taxes	3,404	3,055
Other assets, net	14,756	19,832

	$360,822	$368,922

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,943	$15,799
Accrued compensation and employee benefits	5,299	5,984
Accrued licenses	7,122	9,098
Other accrued liabilities	1,978	7,366
Deferred income on shipments to distributors	33,156	29,297

Total current liabilities	59,498	67,544
Deferred compensation plan liability	5,236	4,428
Deferred rent liability	1,395	1,367
Accrued sabbatical compensation	3,171	—
Other long-term liabilities, net	3,873	4,967

Total liabilities	73,173	78,306

Commitments and contingencies

Shareholders’ equity:
Common stock	26	26
Additional paid-in capital	229,413	226,443
Retained earnings	58,700	64,578
Accumulated other comprehensive loss	(490)	(431)

Total shareholders’ equity	287,649	290,616

	$360,822	$368,922

(1)	Unaudited.
See Notes to Unaudited Condensed Consolidated Financial Statements

ACTEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	July 1,	July 2,
	2007	2006
Operating activities:
Net income (loss)	$(3,392)	$1,959
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	5,090	4,839
Stock compensation cost recognized	4,618	5,848
Reserve against wafer prepayments	3,700	—
Changes in operating assets and liabilities:
Accounts receivable	(5,281)	2,252
Inventories	1,291	1,220
Deferred income taxes	(312)	(148)
Prepaid expenses and other current assets	1,068	2,733
License agreements and other long-term assets	2,221	(4,767)
Accounts payable, accrued compensation and employee benefits, and other accrued liabilities	(14,152)	4,657
Deferred income on shipments to distributors	3,859	1,308

Net cash (used in) provided by operating activities	(1,290)	19,901
Investing activities:
Purchases of property and equipment	(5,754)	(4,581)
Purchases of available-for-sale securities	(27,493)	(53,147)
Sales and maturities of available-for-sale securities	26,851	51,301
Changes in other long-term assets	34	30

Net cash used in investing activities	(6,362)	(6,397)
Financing activities:
Tax withholding on restricted stock	(1,664)	—
Receipt of price differential for remeasured options	338	—
Issuance of common stock under employee stock plans	—	2,904

Net cash (used in) provided by financing activities	(1,326)	2,904

Net (decrease) increase in cash and cash equivalents	(8,978)	16,408
Cash and cash equivalents, beginning of period	33,699	24,033

Cash and cash equivalents, end of period	$24,721	$40,441

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes, net	$63	$386
Accrual of long-term license agreements	$1,820	$2,091
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
          These unaudited condensed consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in our 2006 Form 10-K. The results of operations for the three and six months ended July 1, 2007, are not necessarily indicative of future operating results.
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
     On January 1, 2007, the Company adopted FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of adoption of FIN 48, the Company did not record any adjustments to the Company’s accumulated retained earnings as of January 1, 2007. In addition, we do not expect any material changes to the estimated amount of liability associated with our uncertain tax positions within the next 12 months. The Company had approximately $2.8 million of unrecognized tax benefits at July 1, 2007 of which $2.0 million if recognized, would affect the effective tax rate.
     We file income tax returns in the U.S. federal jurisdiction, California and various state and foreign tax jurisdictions in which we have a subsidiary or branch operation. The tax years 2003 to 2007 remain open to examination by the U.S. and state tax authorities, and the tax years 2002 to 2007 remain open to examination by the foreign tax authorities.
     Our policy is that we recognize interest and penalties accrued on any uncertain tax positions as a component of income tax expense. As of July 1, 2007, we had approximately $0.1 million of accrued interest and penalties associated with uncertain tax positions.
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
2. Restatements of Consolidated Financial Statements
          Restatement of Previously-Issued Financial Statements
          This Quarterly Report on Form 10-Q for our quarter ended July 1, 2007, includes a restatement of our condensed consolidated financial statements for the three and six month periods ended July 2, 2006 (and related disclosures). The restatement is a result of an independent stock option investigation conducted by a Special Committee of our Board of Directors and additional reviews conducted by our management. See below and Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a discussion of the effect of the restatement.
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

     The following tables reflect the impact of the restatement on our unaudited condensed consolidated financial statements for the three and six months ended July 2, 2006:
     Condensed Consolidated Statement of Operations

	As Previously	Restatement
Three Months Ended July 2, 2006	Reported	Adjustments (1) (2)	As Restated
(In thousands, except per share data)
Net revenues	$47,701	$(125)	$47,576
Costs and expenses:
Cost of revenues	18,098	(31)	18,067
Research and development	14,417	11	14,428
Selling, general, and administrative	14,208	(6)	14,202
Amortization of acquisition-related intangibles	7	—	7

Total costs and expenses	46,730	(26)	46,704

Income (loss) from operations	971	(99)	872
Interest income and other, net of expense	1,641	—	1,641

Income (loss) before tax provision (benefit)	2,612	(99)	2,513
Tax provision (benefit)	1,320	(456)	864

Net income	$1,292	$357	$1,649

Net income per share:
Basic	$0.05	$0.01	$0.06

Diluted	$0.05	$0.01	$0.06

Shares used in computing net income per share:
Basic	25,874	—	25,874

Diluted	27,087	—	27,087

(1)	Adjustment of $125 to revenue and adjustment of ($31) to cost of revenue for European distributor deferred income.

(2)	Restatement adjustments for payroll tax expense of $8, FAS 123R benefit of ($3) and adjustment of ($456) relating to changes in the effective income tax rate.

	As Previously	Restatement
Six Months Ended July 2, 2006	Reported	Adjustments (1) (2)	As Restated
(In thousands, except per share data)
Net revenues	$93,969	$(260)	$93,709
Costs and expenses:
Cost of revenues	36,648	(85)	36,563
Research and development	28,196	(40)	28,156
Selling, general, and administrative	29,013	(19)	28,994
Amortization of acquisition-related intangibles	15	—	15

Total costs and expenses	93,872	(144)	93,728

Income (loss) from operations	97	(116)	(19)
Interest income and other, net of expense	3,004	—	3,004

Income (loss) before tax provision (benefit)	3,101	(116)	2,985
Tax provision (benefit)	1,961	(935)	1,026

Net income	$1,140	$819	$1,959

Net income per share:
Basic	$0.04	$0.03	$0.08

Diluted	$0.04	$0.03	$0.07

Shares used in computing net income per share:
Basic	25,814	—	25,814

Diluted	26,977	—	26,977

(1)	Adjustment of $260 to revenue and adjustment of ($65) to cost of revenue for European distributor deferred income.

(2)	Restatement adjustments for payroll tax benefit of ($95), FAS 123R expense of $16 and adjustment of ($935) relating to changes in the effective tax rate.

     Condensed Consolidated Statement of Cash Flows

	As	Restatement
	Previously	Adjustments	As
Six Months Ended July 2, 2006	Reported	(1) (2)	Restated
Operating activities:
Net income	$1,140	819	$1,959
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,839	—	4,839
Stock compensation cost recognized (4)	5,832	16	5,848
Changes in operating assets and liabilities:
Accounts receivable (3)	2,252	—	2,252
Inventories (4)	1,220	—	1,220
Deferred income taxes	(148)	—	(148)
Prepaid expenses and other current assets (3) (5)	2,733	—	2,733
License agreements and other long-term assets (5)	(4,767)	—	(4,767)
Accounts payable, accrued compensation and employee benefits, and other accrued liabilities (5)	5,687	(1,030)	4,657
Deferred income on shipments to distributors	1,113	195	1,308

Net cash provided by operating activities	19,901	—	19,901
Investing activities:
Purchases of property and equipment	(4,581)	—	(4,581)
Purchases of available-for-sale securities	(53,147)	—	(53,147)
Sales and maturities of available for sale securities	51,301	—	51,301
Changes in other long term assets	30	—	30

Net cash used in investing activities	(6,397)	—	(6,397)
Financing activities:
Issuance of common stock under employee stock plans	2,904	—	2,904

Net cash provided by financing activities	2,904	—	2,904

Net increase in cash and cash equivalents	16,408	—	16,408
Cash and cash equivalents, beginning of period	24,033	—	24,033

Cash and cash equivalents, end of period	$40,441	—	$40,441

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes, net	$386	—	$386
Accrual of long-term license agreements	$2,091	—	$2,091

(1)	Adjustment of $260 to European distributor deferred revenue and adjustment of ($65) to Cost of Revenue for European distributor.

(2)	Restatement adjustments for stock-based compensation expenses, relating to improper measurement dates, other stock option modifications and related payroll and income tax expense (benefit) impacts.

(3)	The Company reclassified $328 previously reported as accounts receivable to prepaid expenses and other current assets to conform to the current balance sheet presentation.

(4)	The Company reclassified $103 previously reported as inventories to stock-based compensation to conform to the current presentation.

(5)	The Company reclassified $1,934 previously reported as licenses and other long-term assets into prepaid expenses and other current assets and $1,530 previously reported as licenses and other long-term assets into accounts payable and other accrued liabilities to conform to the current presentation.

3. Stock Based Compensation
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
     Fair Value —The fair value of the Company’s stock options granted to employees for the three and six months ended July 1, 2007 and July 2, 2006, respectively, was estimated using the following weighted- average assumptions:

	Three Months Ended		Six Months Ended
	Jul. 1,	Jul. 2,	Jul. 1,	Jul. 2,
	2007	2006	2007	2006
Option Plan Shares
Expected term (in years)	4.8	4.8	4.9	5.1
Volatility	43.7%	47.5%	44.0%	49.7%
Risk-free interest rate	4.7%	5.0%	4.7%	4.5%
Estimated forfeitures	3%	3%	3%	3%
Weighted-average fair value	$6.24	$7.01	$6.62	$7.18

ESPP Shares
Expected term (in years)	—	1.27	—	2.08
Volatility	—	32.0%	—	36.7%
Risk-free interest rate	—	5.0%	—	4.5%
Estimated forfeitures	—	3%	—	3%
Weighted-average fair value	—	$4.07	—	$5.05
     As a result of the stock option investigation and related employee trading black-out period, during the fourth quarter of fiscal 2006 the Company suspended further contributions to the ESPP and refunded all contributions remaining in the plan. The ESPP remained suspended throughout the three and six month periods ended July 1, 2007.
Stock-Based Compensation Expense
     The Company recorded $2.3 million and $4.6 million of stock-based compensation expense for the three and six months ended July 1, 2007, respectively, and $3.0 million and $5.8 million for the three and six months ended July 2, 2006, respectively. As required by SFAS 123(R), management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. The following tables summarize the distribution of stock-

based compensation expense related to stock options, restricted stock, and the ESPP for the three and six months ended July 1, 2007 and July 2, 2006 (in thousands):

	Three Months Ended
	Jul. 1, 2007	Jul. 2, 2006
Cost of revenues	$147	$103
Research and development	1,287	1,556
Selling, general, and administrative	884	1,378

Total stock-based compensation expense, before income taxes	2,318	3,037
Tax benefit	411	451

Total stock-based compensation expense, net of income taxes	$1,907	$2,586

	Six Months Ended
	Jul. 1, 2007	Jul. 2, 2006
Cost of revenues	$325	$103
Research and development	2,372	3,030
Selling, general, and administrative	1,921	2,715

Total stock-based compensation expense, before income taxes	4,618	5,848
Tax benefit	819	869

Total stock-based compensation expense, net of income taxes	$3,799	$4,979

      Stock-based compensation expense for the three and six months ended July 1, 2007 includes $0.5 million and $0.9 million, respectively, associated with the extension of options that were scheduled to expire in the first and second quarters of fiscal 2007 during the stock option investigation blackout period. The Company agreed to extend the life of the expiring options for continuing employees until 30 days following the release of the blackout period. This extension represents a modification to these options which resulted in the additional charge during the three and six months ended July 1, 2007 of $0.5 million and $0.7 million, respectively. In addition, the Company agreed to extend the life of the expiring options for certain terminated employees until 30 days following the release of the blackout period. This extension represents a modification to these options which resulted in the additional charge during the three and six months ended July 1, 2007 of $0 and $0.2 million, respectively.
      In addition, stock-based compensation costs of $0.3 million were included in inventory as of July 1, 2007.
      As of July 1, 2007, the total compensation cost related to options and nonvested stock granted to employees under the Company’s stock option plans but not yet recognized was approximately $9.5 million, net of estimated forfeitures of approximately $0.8 million. This cost will be amortized over a weighted-average period of 2.15 years and will be adjusted for subsequent changes in estimated forfeitures.
     As of July 1, 2007, the total compensation cost related to options to purchase shares of the Company’s common stock under the ESPP but not yet recognized was approximately $0.5 million. This cost will be amortized over a weighted-average period of 0.6 years.
     The total fair value of shares vested during the three and six months ended July 1, 2007 was $1.6 million and $6.6 million, respectively.
Stock Option Plans
     We have adopted stock option plans under which officers, employees, and consultants may be granted incentive stock options or nonqualified options to purchase shares of our Common Stock. In connection with our acquisitions of AGL in 1999 and Prosys and GateField in 2000, we assumed the stock option plans of AGL, Prosys, and GateField and the related options are incorporated in the amounts below. At July 1, 2007, 20,660,147 shares of Common Stock were reserved for issuance under these plans, of which 4,765,053 were available for grant.

     We also adopted a new Directors’ Stock Option Plan in 2003, under which directors who are not employees of Actel may be granted nonqualified options to purchase shares of our Common Stock. The new Directors’ Stock Option Plan replaced a 1993 plan that expired in 2003. At July 1, 2007, 500,000 shares of Common Stock were reserved for issuance under such plan, of which 375,000 were available for grant.
     We generally grant stock options under our plans at a price equal to the fair value of our Common Stock on the date of grant. Subject to continued service, options generally vest over a period of four years and expire ten years from the date of grant.
     The Company issues shares of common stock upon the exercise of stock options. The following table summarizes our stock option activity and related information for the quarter ended July 1, 2007:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
Options	of Shares	Price	Term	Value
				(in thousands)
Outstanding at December 31, 2006	5,664,854	$16.71
Granted	166,570	15.09
Exercised	—	—
Forfeitures and cancellations	(156,029)	16.13

Outstanding at July 1, 2007	5,675,395	16.68	5.20	$1,320

Vested and expected to vest at July 1, 2007	5,566,106	16.70	5.15	$1,319

Exercisable at July 1, 2007	3,923,203	17.15	4.25	$1,312

     The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the 0.9 million options that were in-the-money at July 1, 2007. There were no stock option exercises during the three months and six months ended July 1, 2007. During the three and six months ended July 2, 2006, the aggregate intrinsic value of options exercised under the Company’s stock option plans were $0.5 million and $0.6 million, respectively, determined as of the date of option exercise.
     The following table summarizes information about stock options outstanding at July 1, 2007:

	July 1, 2007
	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Contract	Average		Average
	Number of	Life	Exercise	Number of	Exercise
Range of ExercisePrices	Shares	(In Years)	Price	Shares	Price
$0.07 — 13.56	748,436	1.82	$12.18	746,811	$12.18
13.61 — 14.75	644,443	6.49	14.19	344,900	14.28
14.77 — 14.89	619,750	7.39	14.78	62,176	14.82
15.00 — 15.13	132,804	5.55	15.04	93,102	15.04
15.15 — 15.15	660,240	4.92	15.15	621,032	15.15
15.25 — 15.42	9,735	9.10	15.41	281	15.25
15.70 — 15.70	793,255	6.79	15.70	450,503	15.70
15.83 — 17.31	602,196	4.72	16.50	331,415	16.81
17.45 — 20.13	567,721	5.80	18.93	429,336	19.18
20.38 — 54.45	896,815	4.17	24.48	843,647	24.46

	5,675,395	5.19	$16.68	3,923,203	$17.15

     At December 31, 2006, 3,649,528 outstanding options were exercisable.

Employee Stock Purchase Plan
      We have adopted an Employee Stock Purchase Plan (ESPP), under which eligible employees may designate not more than 15% of their cash compensation to be deducted each pay period for the purchase of common stock (up to a maximum of $25,000 worth of common stock each year). Effective January 3, 2006, all ESPP participants are subject to a calendar year limit of $10,000. This change in the ESPP was made to reduce the stock-based compensation charge under SFAS 123(R) associated with the ESPP. As of July 1, 2007, 494,804 shares of common stock were available for issuance under the ESPP. The ESPP is administered in consecutive, overlapping offering periods of up to 24 months each, with each offering period divided into four consecutive purchase periods. On the last business day of each purchase period, shares of common stock are purchased with employees’ payroll deductions accumulated during the purchase period at a price per share equal to 85% of the market price of the common stock on the first day of the applicable offering period or the last day of the purchase period, whichever is lower.
      During the fourth quarter of fiscal 2006, as a result of the options investigation and related employee trading black-out period, the Company suspended further contributions to the ESPP and refunded all contributions remaining in the plan. Accordingly, there were no ESPP options outstanding at July 1, 2007. In connection with the ESPP suspension, the Company recorded a charge during the three and six month periods ended July 1, 2007 of $0.3 million and $0.6 million, respectively, which represents the remaining unamortized fair value of the current purchase period canceled in the three and six month periods ended July 1, 2007. If the Company continues to be a delinquent filer, future withholding periods will lapse and those purchase periods will also be deemed to be cancelled with no replacement and no consideration paid by the Company for the cancellation. The fair value associated with these purchase periods will be recognized ratably as the cancellations occur.
     There were no shares exercised during the six months ended July 1, 2007 and July 2, 2006.
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
     The Exchange Program expired on January 3, 2006. Pursuant to the Exchange Program, the Company accepted for cancellation options to purchase 4,182,027 shares of the Company’s common stock and granted RSUs to purchase 1,130,965 of the Company’s common stock resulting in an overall exchange ratio of approximately 3.7 options per RSU. Included in these figures were 1,474,500 options previously held by our executive officers who received a total of 422,544 RSUs in the Exchange Program. As of July 1, 2007, the total compensation cost not yet recognized related to RSUs granted under the Exchange Program was approximately $0.7 million.
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
     The Company also has a program to grant additional RSUs and stock options to certain US employees as part of our long-term equity incentive program. The RSUs granted under this program vest over a period of four years. As of July 1, 2007, the total compensation cost not yet recognized related to RSUs granted subsequent to January 3, 2006 was approximately $1.5 million. The Company issues shares of common stock upon vesting of RSUs and withholds a portion of the shares to satisfy payroll tax withholding requirements which are paid in cash by the Company. The following is a summary of RSU activity:

		Weighted-
		Average
	Number of	Grant Date
	shares	Fair Value
Nonvested at December 31, 2006	810,686	$13.09
Granted	—	$—
Vested	(281,229)	$13.17
Forfeited	(25,040)	$12.73

Nonvested at July 1, 2007	504,417	$13.06

4. Goodwill
     We account for goodwill under SFAS No. 142, “Goodwill and Other Intangible Assets.” Under this standard, goodwill is tested for impairment annually or more frequently if certain events or changes in circumstances indicate that the carrying value may not be recoverable. We completed our annual goodwill impairments tests as of December 31, 2006 and noted no impairment. Our next annual impairment test will be performed in the fourth quarter of 2007. No indicators of impairment were present as of July 1, 2007.
5. Inventories
     Inventories consist of the following:

		Dec. 31,
	Jul. 1, 2007	2006
	(In thousands)
	Unaudited
Inventories:
Purchased parts and raw materials	$6,818	$7,537
Work-in-process	20,846	21,336
Finished goods	10,163	10,330

	$37,827	$39,203

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
     “Last time buy” inventory purchases are excluded from our standard excess and obsolescence write down policy and are instead subject to a discrete write down policy. We make last time buys when a wafer supplier is about to shut down the manufacturing line used to make a product and we believe that current inventories are insufficient to meet foreseeable future demand. We made last time buys of certain products from our wafer suppliers during 2003 and the first quarter of 2005. Since this inventory was not acquired to meet current demand, we do not believe the application of our standard inventory write down policy would be appropriate. Inventory purchased in last time buy transactions is evaluated on an ongoing basis for indications of excess or obsolescence based on rates of actual sell through; expected future demand for those products over a longer time horizon; and any other qualitative factors that may indicate the existence of excess or obsolete inventory. In the event that actual sell through does not meet expectations or estimations of expected future demand decrease, inventory write downs of last time buy inventory may be required. Evaluations of last time buy inventory during the first six months of 2007 did not result in any write downs of this material. Inventory at the end of July 2007 included $1.0 million of last time buy material.

6. Earnings per Share
     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended			Six Months Ended
	Jul. 1, 2007	Apr. 1, 2007	Jul. 2, 2006	Jul. 1, 2007	Jul. 2, 2006
		(unaudited, in thousands except per share amounts)
Basic:
Weighted-average common shares outstanding	26,845	26,747	25,874	26,796	25,814

Net income (loss)	$(2,645)	$(747)	$1,649	$(3,392)	$1,959

Net income (loss) per share	$(0.10)	$(0.03)	$0.06	$(0.13)	$0.08

Diluted:
Weighted-average common shares outstanding	26,845	26,747	25,874	26,796	25,814
Net effect of dilutive employee stock options – based on the treasury stock method	—	—	1,213	—	1,163

Shares used in computing net income per share	26,845	26,747	27,087	26,796	26,977

Net income (loss)	$(2,645)	$(747)	$1,649	$(3,392)	$1,959

Net income (loss) per share	$(0.10)	$(0.03)	$0.06	$(0.13)	$0.07

     For the three months ended July 1, 2007 and April 1, 2007, and the six months ended July 1, 2007, we incurred a net loss and the inclusion of stock options in the shares used for computing diluted earnings per share would have been anti-dilutive and would have reduced the net loss per share. Accordingly, all Common Stock equivalents (such as stock options) have been excluded from the shares used to calculate diluted earnings per share for those periods.
     For the three months ended July 2, 2006, options outstanding under our stock option plans to purchase approximately 4,550,000 shares of our common stock were excluded from the treasury stock method used to determine the net effect of dilutive employee stock options because their inclusion would have had an anti-dilutive effect on net income per share.
     For the six months ended July 2, 2006, options outstanding under our stock option plans to purchase approximately 4,471,000 shares of our common stock were excluded from the treasury stock method used to determine the net effect of dilutive employee stock options because their inclusion would have had an anti-dilutive effect on net income per share.

7. Comprehensive Income
     The components of comprehensive income, net of tax, are as follows:

	Three Months Ended			Six Months Ended
	Jul. 1, 2007	Apr. 1, 2007	Jul. 2, 2006	Jul. 1, 2007	Jul. 2, 2006
		(unaudited, in thousands)
Net income (loss)	$(2,645)	$(747)	$1,649	$(3,392)	$1,959
Change in gain (loss) on available-for-sale securities, net of tax amounts of ($232), $197, ($93), ($34) and ($184), respectively	(369)	315	(148)	(54)	(294)
Reclassification adjustment for gains included in net income, net of tax amounts of $0, ($3), $0, ($3) and $0, respectively	—	(5)	—	(5)	—

Other comprehensive gain (loss), net of tax amounts of ($232), $194, ($93), ($37) and ($184), respectively	(369)	310	(148)	(59)	(294)

Total comprehensive income (loss)	$(3,014)	$(437)	$1,501	$(3,451)	$1,665

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
9. Commitments
     As of July 1, 2007, the Company had approximately $10.9 million of remaining non-cancelable obligations to providers of electronic design automation software expiring at various dates through 2012. The current portion of these obligations is recorded in “Accrued licenses” and the long-term portion of these obligations is recorded at net present value in “Other long-term liabilities, net” on the accompanying balance sheet. Approximately $2.8 million and $9.5 million of these contractual obligations are recorded in “Prepaid expenses and other current assets” and “Other assets, net”, respectively.
10. Shareholders’ Equity
     Our Board of Directors authorized a stock repurchase program, whereby shares of our common stock may be purchased from time to time in the open market at the discretion of management. In the three months ended April 3, 2005 we repurchased 627,500 shares for $9.8 million. There have been no additional stock repurchases under the Board approved stock repurchase program since then. As of July 1, 2007, we had remaining authorization to repurchase up to 1,610,803 shares.
     During the fiscal quarter ended July 1, 2007, the Company received $0.3 million from certain Company executives representing the price differential for certain stock options that were remeasured as part of the stock option investigation.

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
Restatements of Consolidated Financial Statements
     Restatement of Previously-Issued Financial Statements
     This Quarterly Report on Form 10-Q for our quarter ended July 1, 2007, includes a restatement of our condensed consolidated financial statements for the quarter ended April 2, 2006 and July 2, 2006 (and related disclosures).  The restatement is a result of an independent stock option investigation conducted by a Special Committee of our Board of Directors and additional reviews conducted by our management.  See below and Note 2, “Restatements of Consolidated Financial Statements,” to the Condensed Consolidated Financial Statements, for a discussion of the effect of the restatement.
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
• Revenues
     We sell our products to OEMs and to distributors who resell our products to OEMs or their contract manufacturers. We recognize revenue on products sold to our OEMs upon shipment. Because sales to our distributors are generally made under agreements allowing for price adjustments, credits, and right of return under certain circumstances, we generally defer recognition of revenue on products sold to distributors until the products are resold by the distributor and price adjustments are determined at which time our final net sales price is fixed. Deferred revenue net of the corresponding deferred cost of sales are recorded in the caption deferred income on shipments to distributors in the liability section of the consolidated balance sheet. Deferred income effectively represents the gross margin on the sale to the distributor, however, the amount of gross margin we recognize in future periods will be less than the originally recorded deferred income as a result of negotiated price concessions. Distributors resell our products to end customers at various negotiated price points which vary by end customer, product, quantity, geography and competitive pricing environments. When a distributors’ resale is priced at a discount from list price, we credit back to the distributor a portion of their original purchase price after the resale transaction is complete. Thus, a portion of the deferred income on shipments to distributors balance will be credited back to the distributor in the future. Based upon historical trends and inventory levels on hand at each of our distributors as of July 1, 2007, we currently estimate that approximately $13.7 million of the deferred income on shipments to distributors on the Company’s balance sheet as of July 1, 2007, will be credited back to the distributors in the future. These amounts will not be recognized as revenue and gross margin in our Statement of Operations. Since we expect our distributors to “turn” their inventory balances five to six times a year, we expect that a majority of the inventory held by our distributors at the end of any quarter will be resold to end customers over the next two quarters.
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
          There is a level of uncertainty in the distributor revenue estimation process and, accordingly, Actel maintains a reserve for revenue estimates exceeding actual sell through activity.  As a result of ongoing improvements in distributor reporting and reconciliation processes and an evaluation of recent trends in variances between estimated amounts and actual sell through activity, in the third quarter of 2006, Actel adjusted its estimate of the distributor revenue reserve.  The net effect of this change in estimate on the third quarter of 2006 was to increase 2006 revenue by $1.2 million, increase costs of sales by $0.5 million, and increase gross margin by $0.7 million.
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
     The Company recorded $2.3 million and $3.0 million of stock-based compensation expense for the three months ended July 1, 2007 and July 2, 2006, respectively, and $4.6 million and $5.8 million of stock-based compensation expense for the six months ended July 1, 2007 and July 2, 2006, respectively. As required by SFAS 123(R), management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. As of July 1, 2007, the total compensation cost related to options and nonvested stock granted to employees under the Company’s stock option plans but not yet recognized was approximately $9.5 million, net of estimated forfeitures of approximately $0.8 million. This cost will be amortized over a weighted-average period of 2.15 years and will be adjusted for subsequent changes in estimated forfeitures. As of July 1, 2007, the total compensation cost related to options to purchase shares of the Company’s common stock under the ESPP but not yet recognized was approximately $0.5 million. This cost will be amortized over a weighted-average period of 0.6 years.

Results of Operations

	Three Months Ended					Six Months Ended
			%		%			%
	(a)	(b)	change	(c)	change	(d)	(e)	change
	Jul. 1, 2007	Apr. 1, 2007	(a/b)	Jul. 2, 2006	(a/c)	Jul. 1, 2007	Jul. 2, 2006	(d/e)
Net revenues	$48,790	$48,604	0%	$47,576	3%	$97,394	$93,709	4%

Gross margin	$28,862	$28,766	0%	$29,509	(2%)	$57,628	$57,146	1%
% of net revenues	59%	59%		62%		59%	61%

Research and development	$18,778	$15,719	19%	$14,428	30%	$34,497	$28,156	23%
% of net revenues	38%	32%		30%		35%	30%

Selling, general, and Administrative	$15,400	$16,085	(4%)	$14,202	8%	$31,485	$28,994	9%
% of net revenues	32%	33%		30%		32%	31%

Amortization of acquisition-related intangibles	$—	$—	(0%)	$7	(100%)	$—	$15	(100%)
% of net revenues	0%	0%		0%		0%	0%

Tax provision (benefit)	$(579)	$(163)	255%	$864	(167%)	$(742)	$1,026	(172%)
% of net revenues	(1%)	(0%)		2%		(1%)	1%
Net Revenues
     Net revenues were $48.8 million for the second quarter of 2007, up slightly from $48.6 million in first quarter of 2007 and up 3% from the second quarter of 2006. Net revenues remained flat between the second and first quarters of 2007 due to a 4% increase in unit shipments largely offset by a 3% decrease in average selling prices (ASPs). Quarterly net revenues increased from the second quarter a year ago due to a 6% increase in unit shipments partially offset by a 4% decrease in ASPs. Unit volumes and ASP levels fluctuate principally because of changes in the mix of products sold. Our product portfolio includes products ranging from devices with lower ASPs which typically sell in higher volumes, to devices with higher ASPs which typically sell in lower volumes.
     Net revenues were $97.4 million for the first six months of 2007, a 4% increase from the first six months of 2006. Net revenues for the six month period increased due to an increase in unit shipments.
Gross Margin
     Gross margin was 59% on net revenues for the second quarter of 2007, essentially unchanged as compared with 59% for the first quarter of 2007 and down from 62% for the second quarter of 2006. The decrease in gross margin during the second quarter of 2007 as compared to the second quarter of 2006 was attributable to a change in mix with higher sales of higher margin radiation tolerant and radiation hardened products during the second quarter of 2006 as compared to the second quarter of 2007.
     Gross margin was 59% on net revenues for the first six months of 2007 compared with 61% for the first six months of 2006. The decrease in gross margin during the first six months of 2007 as compared to the first six months of 2006 was primarily attributable to a change in mix as noted above.
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

Research & Development (R&D)
     R&D expenditures were $18.8 million, or 38% of net revenues, for the second quarter of 2007 compared with $15.7 million, or 32% of net revenues, for the first quarter of 2007 and $14.4 million, or 30% of net revenues, for the second quarter of 2006. During the second quarter of fiscal 2007 Actel recorded a $3.7 million charge to reserve for certain wafer prepayments. Due to changes in the Company’s new product development plans in the second quarter of fiscal 2007, the Company determined that there is only a remote chance to utilize these prepaid amounts and thus an establishment of a reserve was necessary as of July 1, 2007. Stock-based compensation expense was $1.3 million, $1.1 million and $1.6 million for the three months ended July 1, 2007, April 1, 2007, and July 2, 2006, respectively.
     R&D expenditures were $34.5 million, or 35% of net revenues, for the first six months of 2007 compared with $28.2 million, or 30% of net revenues, for the first six months of 2006. R&D spending in 2007 has increased due the $3.7 million charge noted above coupled with a charge of $0.9 million during the first quarter of fiscal 2007 for new product re-work. Stock-based compensation expense was $2.4 million and $3.0 million for the six months ended July 1, 2007 and July 2, 2006, respectively.
Selling, General and Administrative (SG&A)
     SG&A expenses were $15.4 million, or 32% of net revenues, for the second quarter of 2007 compared with $16.1 million, or 33% of net revenues, for the first quarter of 2007 and $14.2 million, or 30% of net revenues, for the second quarter of 2006. The decrease in SG&A expenses from the first quarter of 2007 to the second quarter of 2007 is due primarily to lower fees associated with the stock option investigation. The stock option investigation charges were $1.8 million during the first quarter of 2007 compared to $1.1 million during the second quarter of 2007. Second quarter 2007 SG&A expenses increased as compared to the quarter ended July 2, 2006 due primarily to the stock option investigation costs. Stock-based compensation expense was $0.9 million, $1.0 million and $1.4 million for the three months ended July 1, 2007, April 1, 2007, and July 2, 2006, respectively.
     SG&A expenses were $31.5 million, or 32% of net revenues, for the first six months of 2007 compared with $29.0 million, or 31% of net revenues, for the first six months of 2006. The increase in SG&A expenses for the fiscal 2007 period is due to $2.9 million of costs associated with the stock option investigation. These costs were partially offset by reduced stock-based compensation expenses, which were $1.9 million during the first six months of 2007 compared to $2.7 million during the first six months of 2006.
Tax Provision
     For the three and six months ended July 1, 2007, the benefit for income taxes was based on an annual effective tax rate calculated in compliance with SFAS 109 and APB No. 28. The annual effective rate was calculated based on our expected level of profitability and includes the usage of state tax credits. To the extent our level of profitability changes during the year, the effective tax rate will be revised to reflect these changes. The difference between the benefit for income taxes that would be derived by applying the statutory rate to our income before tax and the income tax benefit actually recorded is primarily due to the impact of non-deductible SFAS 123(R) stock-based compensation expenses which is partially offset by tax credits.
Financial Condition, Liquidity, and Capital Resources
     Our total assets were $360.8 million as of the end of the second quarter of 2007 compared with $368.9 million as of the end of the fourth quarter of 2006. The following table sets forth certain financial data from the condensed consolidated balance sheets expressed as the percentage change from December 31, 2006 to July 1, 2007.

	As of	As of
In thousands	Jul. 1, 2007	Dec. 31, 2006	$ change	% change
Cash and cash equivalents, short and long term investments	$183,522	$191,955	$(8,433)	(4%)
Accounts receivable, net	$27,298	$22,017	$5,281	24%
Inventories	$37,827	$39,203	$(1,376)	(4%)
     The $5.3 million increase in net accounts receivable was primarily due to a delay in the timing of collections as of the end of the second quarter of 2007. The overall decrease in collections during the quarter resulted in an increase in days sales outstanding to 51 days at the end of the second quarter of 2007, compared to days sales outstanding of 42 days at the end of 2006.
     Inventories as of July 1, 2007 decreased by $1.4 million compared to December 31, 2006 primarily as a result of increased reserves. Inventory days decreased from 174 days at the end of 2006 to 173 days at the end of the second quarter of 2007.

	Six Months Ended
	Jul. 1, 2007	Jul. 2, 2006
In thousands
Net cash (used in) provided by operating activities	$(1,290)	$19,901
Net cash used in investing activities	$(6,362)	$(6,397)
Net cash (used in) provided by financing activities	$(1,326)	$2,904
          The difference between net loss of $3.4 million and cash used in operating activities of $1.3 million for the six months ended July 1, 2007 was the result of several non-cash adjustments relating to depreciation and amortization and stock based compensation costs of approximately $9.7 million, a reserve of $3.7 million against certain wafer prepayments, decreases in licenses and other assets of $2.2 million, and increases in deferred income on shipments to distributors of $3.9 million, partially offset by increased accounts receivable of $5.3 million and decreases in other liabilities of $14.2 million.
          Net purchases of available-for-sale securities of $0.6 million and capital expenditures of $5.8 million resulted in net cash used in investing activities of approximately $6.4 million for the six months ended July 1, 2007. Net cash used in financing activities of $1.3 million for the six months ended July 1, 2007 relates to payroll tax deposits of $1.6 million associated with the vesting of restricted stock unit awards partially offset by receipt of $0.3 million from certain Company executives representing the price differential for certain stock options that were remeasured as part of the stock option investigation.
          Cash provided by operating activities was $19.9 million for the first six months of 2006. The difference between net income of $2.0 million and cash provided by operating activities for the six months ended July 2, 2006 was non-cash adjustments relating to depreciation and amortization of $4.8 million, stock-based compensation of $5.8 million, and primarily favorable changes in working capital balances of approximately $12.0 million. Favorable changes in working capital balances included decreases in net accounts receivable of $2.3 million, inventories of $1.2 million and prepaid and other current assets of $2.7 million accompanied by an increase in current liabilities of $4.7 million and an increase in deferred income on shipments to distributors of $1.3 million. These changes in working capital were partially offset by increases to licenses and other assets of $4.8 million. Net cash used in investing activities was $6.4 million during the first six months of 2006 and included net purchases of available-for-sale securities of $1.8 million and $4.6 million for purchases of property and equipment. Net cash provided by financing activities was $2.9 million for the first six months of fiscal 2006 and consisted of proceeds from the issuance of common stock under employee stock plans.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     As of July 1, 2007, our investment portfolio consisted primarily of corporate bonds, asset-backed securities, floating rate short term notes, and federal and municipal obligations. The principal objectives of our investment activities are to preserve principal, meet liquidity needs, and maximize yields. To meet these objectives, we invest only in high credit quality debt securities with average maturities of less than two years. We also limit the percentage of total investments that may be invested in any one issuer. Corporate investments as a group are also limited to a maximum percentage of our investment portfolio.
     We are exposed to financial market risks, including changes in interest rates. All of the potential changes noted below are based on sensitivity analysis performed on our financial position and expected operating levels at July 1, 2007. Actual results may differ materially.
     Our investments are subject to interest rate risk. During the six months ended July 1, 2007, the market value of our investment portfolio consisting of government and corporate bonds decreased $0.1 million due primarily to a decline in the value of asset backed securities, which made up 21% of our portfolio as of July 1, 2007 compared to 17% of our portfolio as of December 31, 2006. The Federal Open Market Committee’s maintained the Federal Funds rate at 5.25% after its March 2007 meeting. A further increase in interest rates could subject us to a decline in the market value of our investments. These risks are mitigated by our ability to hold these investments for a period of time sufficient to recover the carrying value of the investment which may not be until maturity. A hypothetical 100 basis point increase in interest rates would result in a reduction of approximately $2.3 million in the fair value of our available-for-sale securities held at July 1, 2007.
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
Changes in Internal Control over Financial Reporting
     There were no significant changes to our internal controls during the quarter ended July 1, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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