Form 10-Q
period 2007-09-30
ACTEL CORP
filed 2008-02-11
CIK 907687

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes     ☐ No     ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer” and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
ACTEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended			Nine Months Ended
	Sept. 30, 2007	Jul. 1, 2007	Oct. 1, 2006	Sept. 30, 2007	Oct. 1, 2006

Net revenues	$47,880	$48,790	$49,639	$145,274	$143,348
Costs and expenses:
Cost of revenues	19,306	19,928	18,471	59,072	55,035
Research and development	13,754	18,778	14,475	48,251	42,632
Selling, general, and administrative	14,800	15,400	14,105	46,285	43,098
Amortization of acquisition-related intangibles	—	—	—	—	15

Total costs and expenses	47,860	54,106	47,051	153,608	140,780

Income (loss) from operations	20	(5,316)	2,588	(8,334)	2,568
Interest income and other, net	2,156	2,092	2,021	6,376	5,025

Income (loss) before tax provision (benefit)	2,176	(3,224)	4,609	(1,958)	7,593
Tax provision (benefit)	391	(579)	1,198	(351)	2,225

Net income (loss)	$1,785	$(2,645)	$3,411	$(1,607)	$5,368

Net income (loss) per share:
Basic	$0.07	$(0.10)	$0.13	$(0.06)	$0.21

Diluted	$0.07	$(0.10)	$0.12	$(0.06)	$0.20

Shares used in computing net income (loss) per share:
Basic	26,935	26,845	26,281	26,842	25,969

Diluted	27,234	26,845	27,393	26,842	27,115

See Notes to Unaudited Condensed Consolidated Financial Statements

ACTEL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	Sept. 30,	Dec. 31,
	2007 (1)	2006

ASSETS
Current assets:
Cash and cash equivalents	$24,569	$33,699
Short-term investments	143,694	124,022
Accounts receivable, net	33,920	22,017
Inventories	38,263	39,203
Deferred income taxes	31,948	30,389
Prepaid expenses and other current assets	8,725	9,492

Total current assets	281,119	258,822
Long-term investments, net	14,505	34,234
Property and equipment, net	24,124	22,770
Goodwill	30,209	30,209
Deferred income taxes	3,176	3,055
Other assets, net	14,100	19,832

	$367,233	$368,922

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,881	$15,799
Accrued compensation and employee benefits	4,753	5,984
Accrued licenses	6,354	9,098
Other accrued liabilities	2,646	7,366
Deferred income on shipments to distributors	34,752	29,297

Total current liabilities	62,386	67,544
Deferred compensation plan liability	5,490	4,428
Deferred rent liability	1,406	1,367
Accrued sabbatical compensation	3,171	—
Other long-term liabilities, net	3,805	4,967

Total liabilities	76,258	78,306

Commitments and contingencies
Shareholders’ equity:

Common stock	26	26
Additional paid-in capital	230,432	226,443
Retained earnings	60,487	64,578
Accumulated other comprehensive income (loss)	30	(431)

Total shareholders’ equity	290,975	290,616

	$367,233	$368,922

(1)	Unaudited.
See Notes to Unaudited Condensed Consolidated Financial Statements

ACTEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	Sept. 30, 2007	Oct. 1, 2006

Operating activities:
Net income (loss)	$(1,607)	$5,368
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,726	7,364
Stock compensation cost recognized	6,242	8,440
Reserve against wafer prepayments	3,700	—
Changes in operating assets and liabilities:
Accounts receivable	(11,903)	1,540
Inventories	831	(2,660)
Deferred income taxes	(411)	(195)
Prepaid expenses and other current assets	767	434
Licenses and other long-term assets	3,245	(6,266)
Accounts payable, accrued compensation and employee benefits, and other accrued liabilities	(12,942)	1,360
Deferred income on shipments to distributors	5,455	169

Net cash provided by operating activities	1,103	15,554
Investing activities:
Purchases of property and equipment	(9,080)	(5,738)
Purchases of available-for-sale securities	(36,538)	(76,593)
Sales and maturities of available-for-sale securities	37,345	69,578
Changes in other long term assets	(53)	48

Net cash used in investing activities	(8,326)	(12,705)
Financing activities:
Tax withholding on restricted stock	(2,245)	—
Receipt of price differential for remeasured options	338	—
Issuance of common stock under employee stock plans	—	9,309

Net cash provided by (used in) financing activities	(1,907)	9,309

Net increase (decrease) in cash and cash equivalents	(9,130)	12,158
Cash and cash equivalents, beginning of period	33,699	24,033

Cash and cash equivalents, end of period	$24,569	$36,191

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes, net	$168	$585
Accrual of long-term license agreement	$2,549	$8,633
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
     These unaudited condensed consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in our 2006 Form 10-K. The results of operations for the three and nine months ended September 30, 2007, are not necessarily indicative of future operating results.
     Income Taxes
     Our tax provision (benefit) is based on an estimated annual tax rate in compliance with SFAS No. 109 “Accounting for Income Taxes’ and APB No. 28, ‘Interim Financial Reporting.” Significant components affecting the tax rate include R&D credits, income from tax-exempt securities, the composite state tax rate, recognition of certain deferred tax assets subject to valuation allowances, non-deductible stock-based compensation expense and adjustments to income taxes as a result of tax audits and reviews.
     On January 1, 2007, the Company adopted FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of adoption of FIN 48, the Company did not record any adjustments to the Company’s accumulated retained earnings as of January 1, 2007. In addition, we do not expect any material changes to the estimated amount of liability associated with our uncertain tax positions within the next 12 months. The Company had approximately $2.9 million of unrecognized tax benefits at September 30, 2007 of which, $2.1 million, if recognized, would affect the effective tax rate.
     We file income tax returns in the U.S. federal jurisdiction, California and various state and foreign tax jurisdictions in which we have a subsidiary or branch operation. The tax years 2003 to 2007 remain open to examination by the U.S. and state tax authorities, and the tax years 2002 to 2007 remain open to examination by the foreign tax authorities.
     Our policy is that we recognize interest and penalties accrued on any uncertain tax positions as a component of income tax expense. As of September 30, 2007, we had approximately $0.1 million of accrued interest and penalties associated with uncertain tax positions.
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
     In September 2006, the FASB issued FASB Statement No. 157, ‘Fair Value Measurements’. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements of assets and liabilities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This Statement will be adopted by Actel in the first quarter of fiscal 2008. Actel is currently evaluating the effect that the adoption of FASB No. 157 will have on its consolidated results of operations and financial condition.
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

     Fair Value — The fair value of the Company’s stock options granted to employees was estimated using the following weighted- average assumptions for the periods presented:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2007	Oct. 1, 2006	Sept. 30, 2007	Oct. 1, 2006

Option Plan Shares
Expected term (in years)	4.8	4.8	4.8	5.1
Volatility	42.0%	46.6%	43.5%	49.4%
Risk-free interest rate	4.6%	4.9%	4.7%	4.6%
Estimated forfeitures	3%	3%	3%	3%
Weighted-average fair value	$4.88	$6.45	$6.20	$7.11

ESPP Shares
Expected term (in years)	—	1.22	—	1.92
Volatility	—	32.9%	—	36.0%
Risk-free interest rate	—	5.0%	—	4.6%
Estimated forfeitures	—	3%	—	3%
Weighted-average fair value	—	$4.13	—	$4.88
     As a result of the stock option investigation and related employee trading black-out period, during the fourth quarter of fiscal 2006 the Company suspended further contributions to the ESPP and refunded all contributions remaining in the plan. The ESPP remained suspended throughout the three and nine month periods ended September 30, 2007.
Stock-Based Compensation Expense
     The Company recorded $1.6 million and $6.2 million of stock-based compensation expense for the three and nine months ended September 30, 2007, respectively. As required by SFAS 123(R), management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. The following tables summarize the distribution of stock-based compensation expense related to stock options, restricted stock, and the ESPP for the three and nine months ended September 30, 2007 (in thousands):

	Three Months Ended
	Sep. 30, 2007	Oct. 1, 2006
Cost of revenues	$120	$209
Research and development	837	1,303
Selling, general, and administrative	667	1,080

Total stock-based compensation expense, before income taxes	1,624	2,592
Tax benefit	288	385

Total stock-based compensation expense, net of income taxes	$1,336	$2,207

	Nine Months Ended
	Sep. 30, 2007	Oct. 1, 2006
Cost of revenues	$444	$312
Research and development	3,209	4,333
Selling, general, and administrative	2,589	3,795

Total stock-based compensation expense, before income taxes	6,242	8,440
Tax benefit	1,108	1,253

Total stock-based compensation expense, net of income taxes	$5,134	$7,187

     Stock-based compensation expense for the three and nine months ended September 30, 2007 includes approximately $23,000 and $0.9 million, respectively, associated with the extension of options that were scheduled to expire in the first three quarters of fiscal 2007 during the stock option investigation blackout period. The Company agreed to extend the life of the expiring options for continuing employees until 30 days following the release of the blackout period. This extension represents a modification to these options which resulted in the additional charge during the three and nine months ended September 30, 2007 of approximately $23,000 and $0.7 million, respectively. In addition, the Company agreed to extend the life of the expiring options for certain terminated employees until 30 days following the release of the blackout period. This extension represents a modification to these options which resulted in the additional charge during the three and nine months ended September 30, 2007 of $0 and $0.2 million, respectively.
     In addition, stock-based compensation costs of $0.2 million were included in inventory as of September 30, 2007.
     As of September 30, 2007, the total compensation cost related to options and nonvested stock granted to employees under the Company’s stock option plans but not yet recognized was approximately $8.3 million, net of estimated forfeitures of approximately $0.8 million. This cost will be amortized over a weighted-average period of 2.11 years and will be adjusted for subsequent changes in estimated forfeitures.
     As of September 30, 2007, the total compensation cost related to options to purchase shares of the Company’s common stock under the ESPP but not yet recognized was approximately $0.3 million. This cost will be amortized over a weighted-average period of 0.4 years.
     The total fair value of shares vested during the three and nine months ended September 30, 2007 was $1.4 million and $10.0 million, respectively.
Stock Option Plans
     We have adopted stock option plans under which officers, employees, and consultants may be granted incentive stock options or nonqualified options to purchase shares of our Common Stock. In connection with our acquisitions of AGL in 1999 and Prosys and GateField in 2000, we assumed the stock option plans of AGL, Prosys, and GateField and the related options are incorporated in the amounts below. At September 30, 2007, 20,660,147 shares of Common Stock were reserved for issuance under these plans, of which 4,410,474 were available for grant.
     We also adopted a new Directors’ Stock Option Plan in 2003, under which directors who are not employees of Actel may be granted nonqualified options to purchase shares of our Common Stock. The new Directors’ Stock Option Plan replaced a 1993 plan that expired in 2003. At September 30, 2007, 500,000 shares of Common Stock were reserved for issuance under such plan, of which 375,000 were available for grant.
     We generally grant stock options under our plans at a price equal to the fair value of our Common Stock on the date of grant. Subject to continued service, options generally vest over a period of four years and expire ten years from the date of grant.
     The Company issues shares of common stock upon the exercise of stock options. The following table summarizes our stock option activity and related information for the quarter ended September 30, 2007:

		Weighted-
		Average	Weighted-Average	Aggregate Intrinsic
	Number	Exercise	Remaining	Value
Options	of Shares	Price	Contractual Term	(in thousands)

Outstanding at December 31, 2006	5,664,854	$16.71
Granted	219,745	14.24
Exercised	—	—
Forfeitures and cancellations	(593,270)	15.37

Outstanding at September 30, 2007	5,291,329	16.76	5.41	$153

Vested and expected to vest at September 30, 2007	5,191,673	16.79	5.36	$153

Exercisable at September 30, 2007	3,758,353	17.28	4.46	$153

     The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the 0.1 million options that were in-the-money at September 30, 2007. There were no stock option exercises during the three and nine months ended September 30, 2007. During the three and nine months ended October 1, 2006, the aggregate intrinsic value of options exercised under the Company’s stock option plans were $0.6 million and $1.2 million, respectively, determined as of the date of option exercise.
     The following table summarizes information about stock options outstanding at September 30, 2007:

	September 30, 2007
	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Contract	Average		Average
	Number of	Life	Exercise	Number of	Exercise
Range of ExercisePrices	Shares	(In Years)	Price	Shares	Price

$0.07 — 13.56	663,350	2.43	$12.20	617,000	$12.28
13.61 — 14.60	539,022	7.33	14.11	285,086	14.13
14.75 — 14.771	582,493	7.32	14.77	106,313	14.75
14.78 — 15.13	197,465	5.12	14.97	139,053	14.98
15.15 — 15.15	622,173	4.96	15.15	622,173	15.15
15.25 — 15.42	9,735	8.85	15.41	2,589	15.40
15.70 — 15.70	747,446	6.94	15.70	469,966	15.70
15.83 — 17.56	539,792	5.32	15.54	284,690	16.87
17.58 — 20.56	584,785	5.50	19.17	468,175	19.42
20.66 — 54.45	805,068	4.09	24.80	763,308	24.80

	5,291,329	5.41	$16.76	3,758,353	$17.28

     At December 31, 2006, 3,649,528 outstanding options were exercisable.
Employee Stock Purchase Plan
     We have adopted an Employee Stock Purchase Plan (ESPP), under which eligible employees may designate not more than 15% of their cash compensation to be deducted each pay period for the purchase of common stock (up to a maximum of $25,000 worth of common stock each year). Effective January 3, 2006, all ESPP participants are subject to a calendar year limit of $10,000. This change in the ESPP was made to reduce the stock-based compensation charge under SFAS 123(R) associated with the ESPP. As of September 30, 2007, 494,804 shares of common stock were available for issuance under the ESPP. The ESPP is administered in consecutive, overlapping offering periods of up to 24 months each, with each offering period divided into four consecutive purchase periods. On the last business day of each purchase period, shares of common stock are purchased with employees’ payroll deductions accumulated during the purchase period at a price per share equal to 85% of the market price of the common stock on the first day of the applicable offering period or the last day of the purchase period, whichever is lower.
     During the fourth quarter of fiscal 2006, as a result of the options investigation and related employee trading black-out period, the Company suspended further contributions to the ESPP and refunded all contributions remaining in the plan. Accordingly, there were no ESPP options outstanding at September 30, 2007. In connection with the ESPP suspension, the Company recorded charges during the quarter and nine month periods ended September 30, 2007 of approximately $0.2 million and $0.9 million, respectively, which represents the remaining unamortized fair value of the current purchase periods canceled during 2007. If the Company continues to be a delinquent filer, future withholding periods will lapse and those purchase periods will also be deemed to be cancelled with no replacement and no consideration paid by the Company for the cancellation. The fair value associated with these purchase periods will be recognized ratably as the cancellations occur.
     During the nine months ended October 1, 2006, the aggregate intrinsic value of options exercised under the Company’s ESPP were $0.6 million. There have been no exercises under the ESPP plan in 2007.
Restricted Stock Units (RSUs)
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
     The Exchange Program expired on January 3, 2006. Pursuant to the Exchange Program, the Company accepted for cancellation options to purchase 4,182,027 shares of the Company’s common stock and granted restricted stock units to purchase 1,130,965 shares of the Company’s common stock resulting in an overall exchange ratio of 3.7 options to 1.0 restricted stock unit. Included in these figures were 1,474,500 options previously held by our executive officers who received a total of 422,544 restricted stock units in the Exchange Program. The Company entered into Restricted Stock Unit Agreements dated January 3, 2006 with each participating employee. As of September 30, 2007, the total compensation cost not yet recognized related to RSUs granted under the Exchange Program was approximately $0.4 million.
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
     The Company also has a program to grant additional RSUs and stock options to certain US employees as part of our long-term equity incentive program. The RSUs granted under this program vest over a period of four years. As of September 30, 2007, the total compensation cost not yet recognized related to RSUs granted subsequent to January 3, 2006 was approximately $1.4 million. The Company issues shares of common stock upon vesting of RSUs and withholds a portion of the shares to satisfy payroll tax withholding requirements which are paid in cash by the Company. The following is a summary of RSU activity for the nine months ended September 30, 2007:

		Weighted-Average
		Grant Date Fair
	Number of shares	Value
Nonvested at December 31, 2006	810,686	$13.09
Granted	—	$—
Vested	(415,780)	$13.17
Forfeited	(57,980)	$12.91

Nonvested at September 30, 2007	336,926	$13.01

3. Advance Credits to Distributors
     We sell our products to distributors who resell our products to OEMs or their contract manufacturers. Our payment terms generally require the distributor to settle amounts owed to us based on list price, which typically may be in excess of their ultimate cost as a result of agreements with the distributors allowing for price adjustments and credits. Accordingly, when a distributors’ resale is priced at a discount from list price, we credit back to the distributor a portion of their original purchase price, usually within 30 days after the resale transaction has been reported to the Company. This practice has an adverse impact on the working capital of our distributors since they are required to pay the full list price to Actel and receive a subsequent discount only after the product has been sold to a third party. As a consequence, beginning during the third quarter of fiscal 2007, we have entered into written business arrangements with certain distributors whereby we issue advance credits to the distributors to minimize the adverse impact on the distributor’s working capital. The advance credits generally amount to a month of credits based on an average of actual historical credits over the prior quarter. The advance credits are updated and settled on a quarterly basis. The advance credits have no impact on our revenue recognition since revenue from distributors is not recognized until the distributor sells the product but the advance credits do reduce our accounts receivable and our deferred income on shipments to distributors as reflected in our condensed consolidated balance sheet. The amount of the advance credit as of September 30, 2007 was $5.7 million.
4. Goodwill
     We account for goodwill under SFAS No. 142, “Goodwill and Other Intangible Assets.” Under this standard, goodwill is tested for impairment annually or more frequently if certain events or changes in circumstances indicate that the carrying value may not be recoverable. We completed our annual goodwill impairments tests as of December 31, 2006 and noted no impairment. Our next annual impairment test will be performed in the fourth quarter of 2007. No indicators of impairment were present as of September 30, 2007.

5. Inventories
     Inventories consist of the following:

	Sept. 30,	Dec. 31,
	2007	2006
	(In thousands)
	Unaudited

Inventories:
Purchased parts and raw materials	$7,192	$7,537
Work-in-process	21,969	21,336
Finished goods	9,102	10,330

	$38,263	$39,203

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
     “Last time buy” inventory purchases are excluded from our standard excess and obsolescence write down policy and are instead subject to a discrete write down policy. We make last time buys when a wafer supplier is about to shut down the manufacturing line used to make a product and we believe that current inventories are insufficient to meet foreseeable future demand. We made last time buys of certain products from our wafer suppliers during 2003 and the first quarter of 2005. Since this inventory was not acquired to meet current demand, we do not believe the application of our standard inventory write down policy would be appropriate. Inventory purchased in last time buy transactions is evaluated on an ongoing basis for indications of excess or obsolescence based on rates of actual sell through; expected future demand for those products over a longer time horizon; and any other qualitative factors that may indicate the existence of excess or obsolete inventory. In the event that actual sell through does not meet expectations or estimations of expected future demand decrease, inventory write downs of last time buy inventory may be required. Evaluations of last time buy inventory during the first nine months of 2007 did not result in any write downs of this material. Inventory at the end of September 2007 included $0.7 million of last time buy material.

6. Earnings per Share
     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended			Nine Months Ended
	Sept. 30,	Jul. 1,	Oct. 1,	Sept. 30,	Oct. 1,
	2007	2007	2006	2007	2006
	(unaudited, in thousands except per share amounts)
Basic:
Weighted-average common shares outstanding	26,935	26,845	26,281	26,842	25,969

Net income (loss)	$1,785	$(2,645)	$3,411	$(1,607)	$5,368

Net income (loss) per share	$0.07	$(0.10)	$0.13	$(0.06)	$0.21

Diluted:
Weighted-average common shares outstanding	26,935	26,845	26,281	26,842	25,969
Net effect of dilutive employee stock options — based on the treasury stock method	299	—	1,112	—	1,146

Shares used in computing net income per share	27,234	26,845	27,393	26,842	27,115

Net income (loss)	$1,785	$(2,645)	$3,411	$(1,607)	$5,368

Net income (loss) per share	$0.07	$(0.10)	$0.12	$(0.06)	$0.20

     For the three months ended July 1, 2007 and the nine months ended September 30, 2007, we incurred a net loss and the inclusion of stock options in the shares used for computing diluted earnings per share would have been anti-dilutive and would have reduced the net loss per share. Accordingly, all Common Stock equivalents (such as stock options) have been excluded from the shares used to calculate diluted earnings per share for those periods.
     For the three months ended September 30, 2007 and October 1, 2006, options outstanding under our stock option plans to purchase approximately 5,210,000 and 4,699,000 shares, respectively, of our common stock were excluded from the treasury stock method used to determine the net effect of dilutive employee stock options because their inclusion would have had an anti-dilutive effect on net income per share.
     For the nine months ended October 1, 2006, options outstanding under our stock option plans to purchase approximately 4,608,000 shares of our common stock were excluded from the treasury stock method used to determine the net effect of dilutive employee stock options because their inclusion would have had an anti-dilutive effect on net income per share.

7. Comprehensive Income
     The components of comprehensive income, net of tax, are as follows:

	Three Months Ended			Nine Months Ended
	Sept. 30,	Jul. 1,	Oct. 1,	Sept. 30,	Oct. 1,
	2007	2007	2006	2007	2006
	(unaudited, in thousands)
Net income (loss)	$1,785	$(2,645)	$3,411	$(1,607)	$5,368
Change in gain (loss) on available-for-sale securities, net of tax amounts of $328, ($232), $394, $293 and $238, respectively	522	(369)	628	468	334
Relassification adjustment for gains included in net income, net of tax amounts of ($1), $0, ($1), ($4) and ($1), respectively	(1)	—	(2)	(7)	(2)

Other comprehensive gain (loss), net of tax amounts of $327, ($232), $393, $289 and $237, respectively	521	(369)	626	461	332

Total comprehensive income (loss)	$2,306	$(3,014)	$4,037	$(1,146)	$5,700

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
9. Commitments
     As of September 30, 2007, the Company had approximately $10.1 million of remaining non-cancelable obligations to providers of electronic design automation software expiring at various dates through 2012. The current portion of these obligations is recorded in “Accrued licenses” and the long-term portion of these obligations is recorded at net present value in “Other long-term liabilities, net” on the accompanying balance sheet. Approximately $2.8 million and $8.5 million of these contractual obligations are recorded in “Prepaid expenses and other current assets” and “Other assets, net”, respectively.
10. Shareholders’ Equity
     Our Board of Directors authorized a stock repurchase program, whereby shares of our common stock may be purchased from time to time in the open market at the discretion of management. In the three months ended April 3, 2005 we repurchased 627,500 shares for $9.8 million. There have been no additional stock repurchases under the Board approved stock repurchase program since then. As of September 30, 2007, we had remaining authorization to repurchase up to 1,610,803 shares.
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
     We sell our products to OEMs and to distributors who resell our products to OEMs or their contract manufacturers. We recognize revenue on products sold to OEMs upon shipment. Because sales to distributors are generally made under agreements allowing for price adjustments, credits, and right of return under certain circumstances, we generally defer recognition of revenue on products sold to distributors until the products are resold by the distributor and price adjustments are determined at which time our final net sales price is fixed. Deferred revenue net of the corresponding deferred cost of sales are recorded in the caption deferred income on shipments to distributors in the liability section of the consolidated balance sheet. Deferred income effectively represents the gross margin on the sale to the distributor, however, the amount of gross margin we recognize in future periods will be less than the originally recorded deferred income as a result of negotiated price concessions. Distributors resell our products to end customers at various negotiated price points which vary by end customer, product, quantity, geography and competitive pricing environments. When a distributors’ resale is priced at a discount from list price, we credit back to the distributor a portion of their original purchase price after the resale transaction is complete. Thus, a portion of the deferred income on shipments to distributors balance will be credited back to the distributor in the future. Based upon historical trends and inventory levels on hand at each of our distributors as of September 30, 2007, we currently estimate that approximately $16.9 million of the deferred income on shipments to distributors on the Company’s balance sheet as of September 30, 2007, will be credited back to the distributors in the future. These amounts will not be recognized as revenue and gross margin in our Statement of Operations. Since we expect our distributors to “turn” their inventory balances five to six times a year, we expect that a majority of the inventory held by our distributors at the end of any quarter will be resold to end customers over the next two quarters.
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
     During 2003, we modified our inventory valuation policies to properly account for “last time buy” inventory purchases. We make last time buys when a wafer supplier is about to shut down the manufacturing line used to make a product and we believe that our then current inventories are insufficient to meet foreseeable future demand. We made last time buys of certain products from our wafer suppliers in 2003 and 2005. Since this inventory was not acquired to meet current demand, we did not believe the application of our existing inventory write down policy was appropriate, so a discrete write down policy was established for inventory purchased in last time buy transactions. As a consequence, these transactions and the related inventory are excluded from the standard excess and obsolescence write down policy. Inventory purchased in last time buy transactions will be evaluated on an ongoing basis for indications of excess or obsolescence based on rates of actual sell through, expected future demand for those products over a longer time horizon, and any other qualitative factors that may indicate the existence of excess or obsolete inventory
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
     The Company recorded $1.6 million and $2.6 million of stock-based compensation expense for the three months ended September 30, 2007 and October 1, 2006, respectively, and $6.2 million and $8.4 million of stock-based compensation expense for the nine months ended September 30, 2007 and October 1, 2006, respectively. As required by SFAS 123(R), management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. As of September 30, 2007, the total compensation cost related to options and nonvested stock granted to employees under the Company’s stock option plans but not yet recognized was approximately $8.3 million, net of estimated forfeitures of approximately $0.8 million. This cost will be amortized over a weighted-average period of 2.11 years and will be adjusted for subsequent changes in estimated forfeitures. As of September 30, 2007, the total compensation cost related to options to purchase shares of the Company’s common stock under the ESPP but not yet recognized was approximately $0.3 million. This cost will be amortized over a weighted-average period of 0.4 years.

Results of Operations

	Three Months Ended					Nine Months Ended
	(a)	(b)%		(c)%		(d)	(e)%
	Sept. 30,	Jul. 1,	change	Oct. 1,	change	Sept. 30,	Oct. 1,	change
	2007	2007	(a/b)	2006	(a/c)	2007	2006	(d/e)
Net revenues	$47,880	$48,790	(2%)	$49,639	(4%)	$145,274	$143,348	1%

Gross margin	$28,574	$28,862	(1%)	$31,168	(8%)	$86,202	$88,313	(2%)
% of net revenues	60%	59%		63%		59%	62%

Research and development	$13,754	$18,778	(27%)	$14,475	(5%)	$48,251	$42,632	13%
% of net revenues	29%	38%		29%		33%	30%

Selling, general, and administrative	$14,800	$15,400	(4%)	$14,105	5%	$46,285	$43,098	7%
% of net revenues	31%	32%		28%		32%	30%

Amortization of acquisition-related intangibles	$—	$—	0%	$—	0%	$—	$15	(100%)
% of net revenues	0%	0%		0%		0%	0%

Tax provision (benefit)	$391	$(579)	(168%)	$1,198	(67%)	$(351)	$2,225	(116%)
% of net revenues	1%	(1%)		2%		0%	2%
Net Revenues
     Net revenues were $47.9 million for the third quarter of 2007, a 2% decrease from the second quarter of 2007 and a 4% decrease from the third quarter of 2006. Net revenues decreased between the third and second quarters of 2007 due to a 3% decrease in unit shipments partially offset by a 1% increase in average selling prices (ASPs). Quarterly net revenues decreased from the third quarter a year ago due to a 1% decrease in unit shipments combined with a 2% decrease in ASPs. Net revenues for the quarter ended October 1, 2006 included $1.2 million associated with a refinement in the Company’s estimate of distributor revenue variance as noted in Critical Accounting Policies and Estimates. Unit volumes and ASP levels fluctuate principally because of changes in the mix of products sold. Our product portfolio includes products ranging from devices with lower ASPs which typically sell in higher volumes, to devices with higher ASPs which typically sell in lower volumes.
     Net revenues were $145.3 million for the first nine months of 2007, a 1% increase from the first nine months of 2006. Net revenues for the nine month period increased due to an increase in unit shipments. Net revenues for the nine months ended October 1, 2006 included $1.2 million associated with a refinement in the Company’s estimate of distributor revenue variance as noted above.
Gross Margin
     Gross margin was 60% on net revenues for the third quarter of 2007 compared with 59% for the second quarter of 2007 and 63% for the third quarter of 2006. The increase in gross margin during the third quarter of 2007 as compared to the second quarter of 2007 was attributable to a more favorable mix of products sold. The decrease in gross margin during the third quarter of 2007 as compared to the third quarter of 2006 was primarily attributable to higher charges for inventory reserves during the 2007 quarter coupled with a less favorable mix of products sold. As our newer product families mature, we typically experience some margin improvement with increased yields and manufacturing efficiencies.
Gross margin was 59% on net revenues for the first nine months of 2007 compared with 62% for the first nine months of 2006. The decrease in gross margin during the first nine months of 2007 as compared to the first nine months of 2006 was attributable to higher charges for inventory reserves during the 2007 period coupled with a less favorable mix of products sold. Sales of higher margin radiation tolerant and radiation hardened products were higher during the 2006 periods as compared to 2007, largely as a result of last time sales of the RH1020 and RH1280 products during 2006.
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
Research & Development (R&D)
     R&D expenditures were $13.8 million, or 29% of net revenues, for the third quarter of 2007 compared with $18.8 million, or 38% of net revenues, for the second quarter of 2007 and $14.5 million, or 29% of net revenues, for the third quarter of 2006. During the second quarter of fiscal 2007 Actel recorded a $3.7 million charge to reserve for certain wafer prepayments. Due to changes in the Company’s new product development plans in the second quarter of fiscal 2007, the Company determined that there is only a remote chance to utilize these prepaid amounts and thus an establishment of a reserve was necessary as of July 1, 2007. R&D expenditures also declined during the third quarter of fiscal 2007 compared to the second quarter as a result of a planned summer shutdown during the third quarter of 2007. Stock-based compensation expense was $0.8 million, $1.3 million and $1.3 million for the three months ended September 30, 2007, July 1, 2007, and October 1, 2006, respectively.
     R&D expenditures were $48.3 million, or 33% of net revenues, for the first nine months of 2007 compared with $42.6 million, or 30% of net revenues, for the first nine months of 2006. R&D spending in 2007 increased due to the $3.7 million charge noted above, a charge of $0.9 million during the first quarter of fiscal 2007 for re-work of certain products under development and as a result of generally higher costs associated with expanded R&D efforts and increased headcount. Stock-based compensation expense was $3.2 million and $4.3 million for the nine months ended September 30, 2007 and October 1, 2006, respectively.
Selling, General and Administrative (SG&A)
     SG&A expenses were $14.8 million, or 31% of net revenues, for the third quarter of 2007 compared with $15.4 million, or 32% of net revenues, for the second quarter of 2007 and $14.1 million, or 28% of net revenues, for the third quarter of 2006. The decrease in SG&A expenses for the third quarter of fiscal 2007 compared to the second quarter is largely due to reduced costs resulting from a planned summer shutdown during the third quarter of 2007 coupled with slightly lower stock based compensation expenses. The three month period ended September 30, 2007 reflects higher expenses when compared to the three month period ended October 1, 2006 due to $1.1 million of costs associated with the stock options investigation, partially offset by lower stock based compensation expenses during the 2007 period. Stock-based compensation expense was $0.7 million, $0.9 million and $1.1 million for the three months ended September 30, 2007, July 1, 2007, and October 1, 2006, respectively.
     SG&A expenses were $46.3 million, or 32% of net revenues, for the first nine months of 2007 compared with $43.1 million, or 30% of net revenues, for the first nine months of 2006. The increase in SG&A expenses from the first nine months of 2006 to the first nine months of 2007 is due primarily to increased legal and accounting fees of $4.0 million resulting from the Company’s stock option investigation, which was initiated in the fourth quarter of 2006. These costs were partially offset by reduced stock-based compensation expenses, which were $2.6 million during the first nine months of 2007 compared to $3.8 million during the first nine months of 2006.
Tax Provision
     For the three and nine months ended September 30, 2007, the provision (benefit) for income taxes was based on an annual effective tax rate calculated in compliance with SFAS 109 and APB No. 28. The annual effective rate was calculated based on our expected level of profitability and includes the usage of state tax credits. To the extent our level of profitability changes during the year, the effective tax rate will be revised to reflect these changes. The difference between the provision (benefit) for income taxes that would be derived by applying the statutory rate to our income before tax and the income tax provision actually recorded is primarily due to the impact of non-deductible SFAS 123(R) stock-based compensation expenses which is partially offset by tax credits. The third quarter and nine month periods ended October 1, 2006 were also impacted by the reversal of $0.4 million of prior year federal income taxes as a result of an IRS Committee review.
Financial Condition, Liquidity, and Capital Resources
     Our total assets were $367.2 million as of the end of the third quarter of 2007 compared with $368.9 million as of the end of the fourth quarter of 2006. The following table sets forth certain financial data from the condensed consolidated balance sheets expressed as the percentage change from December 31, 2006 to September 30, 2007.

	As of	As of
In thousands	Sept. 30, 2007	Dec. 31, 2006	$ change	% change
Cash and cash equivalents, short and long term investments	$182,768	$191,955	$(9,187)	(5%)
Accounts receivable, net	$33,920	$22,017	$11,903	54%
Inventories	$38,263	$39,203	$(940)	(2%)
     The $11.9 million increase in net accounts receivable was primarily due to the timing of shipments during the quarter. Approximately 48% of the 2007 third quarter shipments were made during the last month of the quarter compared to 39% during the fourth quarter of 2006. Days sales outstanding increased to 65 days at the end of the third quarter of 2007 compared to days sales outstanding of 42 days at the end of 2006.
     Inventories as of September 30, 2007 decreased by $0.9 million or 2% compared to December 31, 2006. Inventory days increased from 174 days at the end of 2006 to 181 days at the end of the third quarter of 2007.

	Nine Months Ended
In thousands	Sept. 30, 2007	Oct. 1, 2006
Net cash provided by operating activities	$1,103	$15,554
Net cash used in investing activities	$(8,326)	$(12,705)
Net cash (used in) provided by financing activities	$(1,907)	$9,309
     The difference between net loss of $1.6 million and cash provided by operating activities of $1.1 million for the nine months ended September 30, 2007 was the result of several non-cash adjustments relating to depreciation and stock based compensation costs of approximately $14.0 million, a reserve of $3.7 million against certain wafer prepayments, decreases in licenses and other assets of $3.2 million, and increases in deferred income of $5.5 million, partially offset by increased receivables balances of $11.9 million and decreases in other liabilities of $12.9 million.
     Net sales of available-for-sale securities of $0.8 million offset by capital expenditures of $9.1 million resulted in net cash used in investing activities of approximately $8.3 million for the nine months ended September 30, 2007. Net cash used in financing activities of $1.9 million for the nine months ended September 30, 2007 relates to payroll tax deposits of $2.2 million associated with the vesting of restricted stock unit awards partially offset by receipt of $0.3 million from certain Company executives representing the price differential for certain stock options that were remeasured as part of the stock option investigation.
     The difference between net income of $5.4 million and cash provided by operating activities of $15.6 million for the nine months ended October 1, 2006 was the result of several non-cash adjustments relating to depreciation, amortization and stock based compensation costs of approximately $15.8 million, partially offset by cash used to increase inventory balances of $2.7 million and increases in licenses and other assets of $6.3 million. Sales of available-for-sale securities of $69.6 million offset by purchases of available-for-sale securities of $76.6 million and capital expenditures of $5.7 million resulted in net cash used in investing activities of approximately $12.7 million for the nine months ended October 1, 2006. Net cash provided by financing activities of $9.3 million for the nine months ended October 1, 2006 relates to proceeds from the issuance of common stock under employee stock plans.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     As of September 30, 2007, our investment portfolio consisted primarily of corporate bonds, asset-backed securities, floating rate short term notes, and federal and municipal obligations. The principal objectives of our investment activities are to preserve principal, meet liquidity needs, and maximize yields. To meet these objectives, we invest only in high credit quality debt securities with average maturities of less than two years. We also limit the percentage of total investments that may be invested in any one issuer. Corporate investments as a group are also limited to a maximum percentage of our investment portfolio.
     We are exposed to financial market risks, including changes in interest rates. All of the potential changes noted below are based on sensitivity analysis performed on our financial position and expected operating levels at September 30, 2007. Actual results may differ materially.
     Our investments are subject to interest rate risk. During the nine months ended September 30, 2007, the market value of our investment portfolio consisting of government and corporate bonds increased $0.8 million as a result of the Federal Open Market Committee’s maintaining the Federal Funds rate at 5.25% after its June 2007 meeting. A further increase in interest rates could subject us to a decline in the market value of our investments. These risks are mitigated by our ability to hold these investments for a period of time sufficient to recover the carrying value of the investment which may not be until maturity. A hypothetical 100 basis point increase in interest rates would result in a reduction of approximately $2.2 million in the fair value of our available-for-sale securities held at September 30, 2007.
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
Changes in Internal Control over Financial Reporting
     There were no significant changes to our internal controls during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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