Form 10-K
period 2008-01-06
ACTEL CORP
filed 2008-03-19
CIK 907687

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 6, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-21970

ACTEL CORPORATION
(Exact name of Registrant as specified in its charter)

California	77-0097724
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
2061 Stierlin Court	94043-4655
Mountain View, California	(Zip Code)
(Address of principal executive offices)

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 25,639,147 shares of Common Stock outstanding as of March 17, 2008.

In this Annual Report on Form 10-K, Actel Corporation and its consolidated subsidiaries are referred to as “we,” “us,” “our,” “The Company” or “Actel.” You should read the information in this Annual Report with the Risk Factors in Item 1A. Unless otherwise indicated, the information in this Annual Report is given as of March 17, 2008, and we undertake no obligation to update any of the information, including forward-looking statements. All forward-looking statements are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements containing words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “seeks,” and variations of such words and similar expressions are intended to identify the forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements due to the risks identified in the Risk Factors or for other reasons.

i

PART I

ITEM 1.	BUSINESS

Actel Corporation is the leading supplier of low-power field-programmable gate arrays (“FPGAs”) and programmable system chips (“PSCs”). Attacking power consumption from both the chip and the system levels, the Company’s innovative programmable logic solutions enable power-efficient design. In support of our nonvolatile Flash- and antifuse-based FPGAs, we offer design and development software and tools to optimize power consumption; power-smart intellectual property (“IP”) cores, including industry-standard processor technologies; small footprint packaging; programming hardware and starter kits; and a variety of design services. We target a wide range of applications in the aerospace, automotive, avionics, communications, consumer, industrial, medical, and military markets that require low power or other attributes of our nonvolatile Flash and antifuse-based technologies that have an inherent competitive advantage.

The Company was founded and incorporated in California in 1985. Actel’s Common Stock trades on the NASDAQ Global Market under the symbol ACTL. Our corporate headquarters are located at 2061 Stierlin Court, Mountain View, Calif., 94043, and our Website address is www.actel.com. We provide access free of charge through a link on our Web site to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, as well as amendments to those reports, as soon as reasonably practicable after the reports are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). The Actel, Actel Fusion, Axcelerator, FlashLock, FuseLock, Libero, ProASIC, and ProASIC Plus names and logos are registered trademarks of Actel. This Annual Report also includes unregistered trademarks of Actel as well as registered and unregistered trademarks of other companies.

Industry Overview

Three principal types of integrated circuits (“ICs”) are used in nearly every electronic system: processors, which are used for control and computing tasks; memory devices, which are used to store program instructions and data; and logic devices, which are used to adapt these processing and storage capabilities to a specific application. The logic market is highly fragmented and includes application-specific integrated circuits (“ASICs”) and programmable logic devices (“PLDs”). FPGAs are one type of PLD. Price, performance, reliability, power consumption, security, density, features, ease of use, and time to market determine the degree to which logic devices compete for specific applications. Unlike ASICs, which are customized for use in a specific application at the time of manufacture, FPGAs and complex PLDs (“CPLDs”) are manufactured as standard components and customized “in the field,” allowing the same device type to be used for many different applications. Using software tools, users program their design into a PLD, resulting in lower development costs and inventory risks, shorter design cycles, and faster time to market.

Designers of portable, battery-powered equipment face consumer demand for smaller, cheaper, feature-rich portable devices with longer battery lives. The longer the battery life, the lower the cost of ownership for consumers. Traditionally, ASICs and CPLDs have addressed the low-power needs of portable consumer applications. However, with long design cycles and little flexibility to address changing standards and late-stage design modifications, ASICs are riskier and often impractical for portable applications with short product-life cycles. Moreover, CPLDs are becoming less attractive in some low-power applications due mainly to increasing demand for high-end features. As a result, FPGAs are becoming the preferred solution as competition intensifies and time to market has an increasing impact on the success of portable, battery-powered products. Of course, these FPGAs must meet the other design requirements, including cost, performance, size, security, and (most importantly) power.

FPGAs based on static access random memory (“SRAM”) technology have inherently high static power consumption. Even “low-power” SRAM-based FPGAs draw on the order of ten times more power than specified for typical battery-operated applications. SRAM-based FPGAs also experience power surges at start-up that drain batteries and can cause system-initialization failures. Compounding the problem, each process node “shrink” increases the static power consumption of transistor-heavy SRAM-based FPGAs. The power problem becomes further complicated with respect to SRAM-based solutions that utilize Flash technology to program the device’s SRAM architecture. Though marketed as Flash-based devices, these solutions add Flash circuitry to the power-

draining SRAM FPGA fabric, so they have inherently high static power consumption like a standard SRAM-based FPGA.

Looking at the power usage from a system perspective, once a system’s power specifications are met, additional effort is seldom expended to improve the design. Because electronic systems are sold by the hundreds of millions, a few watts of inefficiency in each system translates into a huge waste of power and, ultimately, adverse environmental effects. In addition, there is usually no easy way to track power usage to the individual components or voltage rails, making it difficult to eliminate unnecessary power consumption from systems. There is also rarely a way to measure voltages, currents, and temperatures when the system is in operation, which further complicates the task of recognizing and eliminating inefficiencies in power usage.

The proliferation of new management standards, such as Advanced Telecommunications Computer Architecture (“ATCA”), Micro Telecom Computing Architecture (“MicroTCA”), and Intelligent Platform Management Interface (“IPMI”), confirms the need for system and enterprise-level power management. Systems employing these standards require the capability to measure voltages, currents, and temperature in real time and recognize problems; to log and communicate this data; and to take corrective action when appropriate. System management historically required multi-chip solutions. However, with as many as 15 extra chips, these solutions are expensive, occupy valuable board space, and themselves consume power. Multi-chip solutions also require substantial engineering resources, which are often scarce.

The Actel Solution

FGPAs based on Flash technology have significantly lower static power than SRAM-based solutions, making a Flash-based, single-chip FPGA the preferred approach for creating a simple and inexpensive system management solution. Already available “off the shelf,” these nonvolatile, live-at-power-up solutions enable system power management and reduce component count. Because they are field-programmable, these flexible devices are also adaptable to the unique needs and changing demands of portable applications with high-end features and short product-life cycles, reducing development time and cost as well as engineering resource requirements. By integrating necessary housekeeping functions, such as boot-up and power-supply sequencing, with power-management functionality, total system costs are also reduced. As complete Flash-based solutions, these devices are augmented by software that enables power-conscious design, including power-driven “layout” and advanced power-analysis capabilities, permitting users to minimize the power consumption of their systems. Since each watt that is conserved reduces system operating costs, the deployment of cost-effective power management solutions at the enterprise level saves huge amounts of money as well as energy and generates significant environmental benefits.

The Actel Strategy

To a great extent, the characteristics of an FPGA are dictated by the technology used to make the device programmable. Devices based on nonvolatile Flash or antifuse programming elements offer significant power, single-chip, live-at-power-up, security, our and neutron-immunity advantages over volatile FPGAs based on SRAM technology. Our strategy is to offer our FPGAs to markets in which our nonvolatile Flash- and antifuse-based technologies have an inherent competitive advantage.

•  Low Power

Because they don’t use power-draining SRAM configuration bit cells, nonvolatile Flash-based FPGAs have significantly lower static power than SRAM-based solutions, making them optimal for low-power applications. In addition, some of our Flash-based FPGAs have been designed specifically for low-power applications. These FPGAs deliver greater complexity and features, use 200 times less static power, and enable ten times longer battery life in portable applications than competitive “low power” PLD offerings.

•  Single Chip

Unlike volatile SRAM-based FPGAs, our nonvolatile FPGAs do not require additional system components, such as configuration serial nonvolatile memory or a Flash-based microcontroller, to configure the device at every system power-up. By eliminating the support devices required by volatile SRAM-based FPGAs, our nonvolatile single-chip FPGAs reduce the direct costs of the bill of materials. In addition, our nonvolatile Flash- and antifuse-based FPGAs lower associated total system costs by reducing design complexity, increasing reliability, and simplifying materials management.

• Live At Power-Up

Our nonvolatile devices are live at power-up (“LAPU”): as soon as system power is applied to the board and normal operating specifications are achieved, our devices are working. The LAPU feature greatly simplifies total system design and often permits the removal of expensive power-sequencing, voltage-monitor, and brownout-detection devices from the board. Simplifying the system design reduces total system cost and design risk while increasing system reliability and improving system initialization time.

• Security

Once programmed, our nonvolatile single-chip devices retain configuration indefinitely without requiring an external configuration device. With no bitstream susceptible to interception, our nonvolatile solutions eliminate the potential for in-system errors or data erasures that might occur during download. For our Flash-based devices, we offer the Actel FlashLock feature, which provides a unique combination of reprogrammability and design security without external overhead. Our Flash-based devices with AES-based security permit secure, remote field updates of both system design and Flash memory content. For our antifuse-based FPGAs, we offer the Actel FuseLock feature, which ensures that unauthorized users will not be able to read back the contents of our FPGA.

• Firm-Error Immunity

Our Flash- and antifuse-based devices are not subject to configuration upsets caused by high-energy neutrons naturally present in the earth’s atmosphere. SRAM-based FPGAs, on the other hand, are vulnerable to neutron-induced configuration loss not only under high-altitude conditions, as traditionally believed, but also in ground-based applications. The energy of the collision can change the state of the SRAM FPGA’s configuration cell and thereby cause an unpredictable change in FPGA functionality. Impossible to prevent in SRAM FPGAs, these errors can result in failure-in-time (“FIT”) rates in the thousands and complete system failures.

Products

The introduction of new products that address customer requirements and compete effectively with respect to price, features, and performance is key to our future success. Also critical are the IP cores, development tools, technical support, and design services that enable our customers to implement their designs in our products.

We offer customers a range of low-power Flash-based solutions to address design challenges in the aerospace, automotive, avionics, communications, consumer, industrial, and medical markets. With densities ranging from 15,000 to 3,000,000 system gates, our reprogrammable product families exploit the inherent benefits of our nonvolatile Flash technology: low power, single chip, LAPU, security, and neutron immunity. Our Flash-based solutions include the Actel IGLOO, ProASIC3/E, ProASIC Plus, and ProASIC FPGA and Fusion PSC families as well as those families optimized for an ARM Cortex-M1 or ARM 7 processor: the M1 IGLOO, M1 ProASIC3/E, and M7 ProASIC3/E FPGA and M1 Fusion and M7 Fusion PSC families.

We also offer a broad portfolio of nonvolatile antifuse-based FPGAs designed to meet the performance, power, security, and reliability requirements of the aerospace, automotive, avionics, communications, consumer, industrial, medical, and military markets. Ranging in density from 3,000 to 4,000,000 system gates, our single-chip solutions include FPGAs qualified to automotive, commercial, industrial, and military specifications as well as radiation-tolerant and radiation-hardened devices. Spanning six process geometries, our antifuse-based solutions include the RTAX-S, RTAX-SL, Axcelerator, eX, SX, SX-A, MX, and the legacy DX, XL, ACT 3, ACT 2, and ACT 1 families.

To meet the diverse requirements of our customers, we offer almost all our products in a variety of speed grades, package types, and/or ambient (environmental) temperature tolerances. We also offer “green,” lead-free, and RoHS-compliant packages, which provide the necessary mechanical and environmental protection while ensuring consistent reliability and performance.

The families discussed below are currently being designed by customers into their next-generation applications. Although our more mature product families have been excluded from this discussion, they continue to generate significant revenues.

• Actel IGLOO FPGAs

•	The lowest power FPGA solutions

•	Density: 15,000 to 3,000,000 system gates

Designers of portable and handheld applications are taking note of our IGLOO family due to its unprecedented low power. Since its introduction in August 2006, the innovative IGLOO FPGA family has won numerous prestigious industry product awards, including the 2007 EDN China Innovation, the 2007 EE Times ACE, the 2007 Portable Design China “Low-power Product of the Year,” and the 2006 EDN “Hot 100 Products” Awards.

Offering 200 times less static power and more than ten times the battery life of competitive “low power” FPGA offerings, our IGLOO family has set a new standard for low power consumption. The family offers quick and easy power control with flexible implementation options, including the Flash*Freeze, low-power active, and sleep modes, and is the only truly low-power FPGA solution to support 1.2V core operation. We provide designers with comprehensive solutions for IGLOO, including storage, display, and control-related development boards, reference designs, and IP cores, to enable rapid design of their portable and power-sensitive applications. Sample Actel IGLOO FPGA applications:

Automotive	Personal occupancy detection systems Rear- and side-view cameras Space- and power-constrained safety systems Telematics
Communications	Handheld radios PC card-based wideband solutions (UMTS, 3G, EDO) Wireless access points
Consumer	Digital cameras GPS devices Multimedia entertainment systems PDAs Portable gaming Smart phones
Industrial	Portable medical instruments Portable test equipment

• Actel Fusion PSCs

•	The world’s first mixed-signal PSC, incorporating analog functions, embedded Flash, and FPGA fabric in a single chip, making it suitable for system management and intelligent power management

•	Density: 90,000 to 1,500,000 system gates

The Actel Fusion PSC has attracted interest from a broad spectrum of customers for use in a wide range of applications. Fusion has also won multiple prestigious product awards, including the 2005 EDN Innovation, the 2006 IEC DesignVision, the 2005 EDN “Hot 100 Products,” the 2006 EDN China Leading Product, and the 2006 Electron D’Or Awards. In addition, our Fusion design team was a finalist in the 2005 EE Times ACE Awards Design Team of the Year category.

The Actel Fusion PSC’s system management functionality, which includes power and thermal management, data logging, and system diagnostics, gives us the opportunity to win numerous designs in high-volume applications. The Actel Fusion PSC can integrate system and power management functions and provide programmable flexibility in a single chip, resulting in potential cost, power, and space savings of 50% or more relative to current implementations. To provide templates for the customization of system management functions and to speed development time, we also offer the System Management Development Kit, a complete prototyping and development kit. In addition, we have introduced several free Fusion-based reference designs addressing the MicroTCA standard, which is related to system management. Sample Actel Fusion PSC applications:

Automotive	Engine control units GPS navigation systems In-cab entertainment Safety systems
Communications	Handheld radios Telecom and networking line-card management Wireless base stations
Consumer	Digital cameras Home networking Multimedia entertainment systems Plasma displays Set-top boxes Smart handsets
Industrial	Instrumentation and test equipment Medical instrumentation systems Point of sale RFID infrastructure Surveillance and automation systems

• ProASIC3/E FPGAs

•	The third generation of low-power, single-chip, LAPU, secure, firm-error immune Flash-based FPGAs, which are both nonvolatile and reprogrammable

•	Density: 15,000 to 3,000,000 system gates

Our successful ProASIC3/E FPGAs are commercially qualified and shipping into high-volume applications to customers worldwide in the automotive, communications, consumer, industrial, and medical markets. Optimized for cost, our reprogrammable ProASIC3 family also delivers high performance to power-conscious applications. ProASIC3E devices support free implementation of the ARM Cortex-M1 soft processor IP core, offering the benefits of programmability and time to market at an ASIC-like unit cost. Sample ProASIC3/E applications:

Automotive	Engine control units GPS navigation systems In-cab entertainment Safety systems
Communications	Handheld radios Telecom and networking line-card management Wireless base stations
Consumer	Digital cameras Gaming Home networking Multimedia entertainment systems Plasma displays Set-top boxes Smart handsets
Industrial	Instrumentation and test equipment Medical instrumentation systems Point of sale RFID infrastructure Surveillance and automation systems

• RTAX-S and RTAX-SL FPGAs

•	Space-optimized, radiation-tolerant, nonvolatile antifuse-based FPGAs offering low-power, single-chip, LAPU, security, and firm-error immunity benefits for applications requiring the highest reliability

•	RTAX-SL devices are the lowest-power FPGAs for space applications

•	Density: 250,000 to 4,000,000 system gates

Designers utilizing our RTAX-S FPGAs value their radiation tolerance, high reliability, firm-error immunity, and programmability. Our RTAX-S FGPAs are not subject to the high up-front tooling charges and long lead-times associated with radiation-hardened ASICs, giving us development-cost and time-to-market advantages. In addition, our RTAX-S devices have triple module redundancy “built in,” whereas competing high-density FPGA solutions require triple module redundancy to be instantiated by the user, which can consume more than two-thirds of the FPGA’s available logic. No other FPGA delivers the density, radiation tolerance, and reliability of our 4,000,000 system-gate RTAX4000S device, which significantly expanded the number of space applications that can be supported by our RTAX-S family. Sample RTAX-S applications:

Aerospace and Military	Attitude and orbit control
Camera electronics
Command and data handling
Instrumentation
Management of spacecraft power and environmental controls
Propulsion system electronics
Radio communication
Sensor control
Sensor data processing
Telemetry
Medical	Imaging equipment with high exposure to radiation

Supporting Products and Services

In support of our low-power FPGAs and power-efficient PSC products, we offer power-optimized design and development software and tools, power-smart IP cores, programming hardware and starter kits, and a variety of services that enable our customers to implement their designs in our products.

• Design and Development Software and Tools

The Actel Libero integrated design environment (“IDE”) seamlessly integrates best-in-class design tools from Mentor Graphics, SynaptiCAD, and Synplicity with Actel-developed custom tools into a single FPGA development package. Emphasizing power-conscious design, the Actel Libero IDE includes power-driven layout and advanced power-analysis capabilities, allowing users to optimize their systems for low power consumption. Usable with the Actel Libero IDE, our CoreConsole IP Deployment Platform (“IDP”) enables designers to quickly combine IP blocks. We also offer a comprehensive development environment, boards, and reference designs to enable customers to get system-level products to market quickly and reduce cost and risk.

• IP Cores

We offer more than 180 IP cores designed, optimized, and verified to work with our FPGAs for use in automotive, consumer, embedded, high-performance communications, military, and networking applications. When implemented in our devices, these cores allow designers to streamline their designs, which reduces design costs and risks and time to market. For embedded systems designers using our FPGAs, we offer a comprehensive portfolio of optimized processor solutions, including a variety of industry-standard ARM, 8051, and LEON IP cores. We also offer the FPGA-optimized ARM Cortex-M1 processor free of license and royalty fees for use in our ARM-enabled Actel IGLOO, Fusion, and ProASIC3 families.

• Programming Hardware

We offer several programming options, including Silicon Sculptor 3 and the FlashPro series, for designers utilizing our nonvolatile FPGAs. Our Silicon Sculptor 3 is a compact, high-speed, single-device programmer for all Actel devices. Up to 12 Silicon Sculptor 3 programmers can be connected to a single PC using nested USB hubs. FlashPro 3 and FlashPro Lite are compact and cost-effective programmers for our Flash-based devices. With their in-system programming capability, these programmers limit incompatibility problems and expensive redesign costs and offer faster time to market. FlashPro 3 programmers support Fusion, IGLOO, and ProASIC3/E devices and are powered from the USB port. FlashPro Lite programmers support ProASIC Plus devices and are powered from the target board. We also offer programming adapter modules, surface-mount sockets, prototyping adapter boards and mechanical packages, and accessories.

• Starter Kits

In addition to demonstrator and evaluation boards, we offer starter kits for the following devices: IGLOO, M1-IGLOO, Fusion, M1-Fusion, ProASIC3/E, M1-ProASIC3, ProASIC Plus, and Axcelerator. We also offer a battery-powered IGLOO-based Icicle Kit to demonstrate extended battery life for portable designs. Low-cost starter kits, which include design and programming software and device programmers, are a quick and cost-effective way to assess an FPGA technology.

• Services and Support

To shorten design times for customers utilizing our nonvolatile FPGAs, we offer a variety of services and support, including design services, technical support, and training. Located in Mt. Arlington, New Jersey, our Protocol Design Services Group offers a variety of design services, including FPGA, ASIC, and system design; software development and implementation; and development of prototypes, first articles, and production units. The Protocol Design Services team has participated in the development of a wide range of proprietary designs, including interfacing, processing, control, and monitoring applications for the aerospace, automotive, communications, consumer, industrial, medical, and military markets.

Markets and Applications

FPGAs are used in a broad range of applications across nearly all electronic system market segments. Our products serve a wide range of customers within the automotive, communications, consumer, industrial, and military and aerospace markets. We are targeting applications that require low power or other attributes of our nonvolatile Flash and antifuse-based technologies that have an inherent competitive advantage.

• Automotive

Until recently, automotive manufacturers have engaged in the costly and complex design of ASICs because it was the only way to get the low power, high reliability, and endurance needed for automotive systems. During 2007, we announced that our low-power ProASIC3 FPGA family had achieved AEC-Q100 (Grades 1 and 2) qualification by passing a series of stress tests designed to ensure the quality, reliability, and endurance of semiconductors in automotive applications. Our AEC-Q100, Grade 1 ProASIC3 devices are the first FPGAs to achieve this quality level, enabling our FPGA technology to move beyond in-cabin telematics and infotainment into system-critical applications such as the powertrain, engine control modules, and safety systems. Our ProASIC3 devices are-well suited to address the changing and emerging standards within these system-critical applications. In contrast to SRAM-based FPGAs, our ProASIC3 family consumes up to 100 times less power and is immune to firm errors, which can result in system failure. During 2007, we also announced that:

•	We support the Production Part Approval Process, a process used by the automotive industry to ensure the availability of specific, in-depth documentation for all parts in the automotive supply chain.

•	Delphi Corp., a leading global supplier of mobile electronics and transportation systems, will use our ProASIC3 FPGA in a production engine control module being designed into a heavy-duty diesel engine.

•	Magna Electronics selected our ProASIC3 FPGA for its automotive vision systems.

• Communications

Today’s system management implementations often require numerous discrete components (sometimes numbering in the hundreds) that occupy large amounts of board space and are inflexible to change. In the communications market, increased costs and risks are driving the rapid adoption of standards for remotely managed systems, such as MicroTCA. Built on the ATCA specification, MicroTCA is an emerging global standard that offers adopters a powerful combination of lower cost, smaller form factor, improved reliability and flexibility, and reduced time to market for remotely managed systems. As a smaller, lower-cost option for the marketplace, MicroTCA has the potential to replace successful standards like CompactPCI and VME as the platform of choice. In the communications space, VoIP gateways, WiMax, wireless base stations, and media servers are expected to be widespread adopters. Our Fusion-based MicroTCA reference designs include hardware, software, and IP for a complete solution to meet the cost, footprint, flexibility, security, and reliability requirements facing system designers. We believe these free, tested reference designs will help drive MicroTCA adoption and provide templates for the customization of system management functions. As an early semiconductor entrant, we believe that we are well-positioned to capture a significant share of this promising market. To support system management applications like MicroTCA, we also offer a portfolio of IP cores for processing, analog, and memory interface and communications.

• Consumer

For designers of battery-operated portable and consumer applications, the goal is to achieve the lowest power possible and to accommodate long system idle times by allowing the system to enter and exit low-power modes quickly. Other considerations include design security, prototyping, footprint, design reuse, and field upgradeability. We have a detailed strategy and multi-phased plan to increase market penetration for our ultra low-power IGLOO FPGAs in the rapidly-growing portable market. More specifically, the increasing popularity of personal media players, MP3 devices, PDAs, and digital cameras has created a tremendous demand for storage, liquid crystal display (“LCD”) control, and human interface control. As a result, our IGLOO-based programs will initially focus on the portable storage, LCD, and human interface markets, which we believe will result in the rapid deployment of our ultra low-power FPGA technology in portable applications.

• Industrial

Recent advances in electronic component performance and integration at lower price points have spurred the proliferation of electronic control units. Crossing many technologies and applications, from automated industrial manufacturing lines to instrumentation systems, the focus is on increasing power efficiency while reducing total system cost. For many industrial applications, the Actel Fusion PSC can offer unprecedented integration in a single-chip, replacing a host of discrete components at less than half the cost and board space while maintaining system reliability. The emergence of the mixed-signal Fusion PSC with Flash memory also means that designers can integrate a soft processor core, run directly from on-chip memory, and tightly couple control logic and processing needs. During 2007, we introduced a new, low-cost Actel Fusion PSC reference design that enables intelligent system and power management implementations. Our ProASIC3 and IGLOO FPGA families are also attractive to customers in the industrial market. These solutions offer designers a reprogrammable nonvolatile device that combines fast time-to-market with low power and costs.

• Military and Aerospace

With a focus on stringent quality and reliability requirements, military and aerospace designers have long recognized the inherent advantages of nonvolatile FPGA technologies for applications that require high reliability, firm-error immunity, low power consumption, small footprint (single chip), and design security. Thousands of our radiation-tolerant and radiation-hardened FPGAs have performed mission- or flight-critical functions aboard manned space vehicles, earth observation satellites, and deep space probes. Over the last decade, Actel FPGAs have been onboard more than 100 launches and flown on over 300 satellites and spacecraft, including GPS-2RM, Mars Reconnaissance Orbiter, Mars Explorer Rovers 1 and 2 (Spirit and Opportunity), Echostar, and Globalstar. We believe that we are the leading supplier of military and aerospace PLDs. During 2007, we introduced the lowest power PLD solution, the new RTAX-SL FPGA family, specifically targeted at high-reliability space-flight designs;

an extension to our prototyping portfolio for the RTAX-S families; and a new production flow that implements all the steps specified by QML Class V and provides a higher level of testing for our space products. Also during 2007:

•	Aldec, a pioneer in mixed-language simulation and advanced design tools for ASIC and FPGA devices, announced the availability of an RTAX-S Prototyping Board for our radiation-tolerant RTAX-S FPGAs. Aldec’s solution allows customers to tap the flexibility and reprogrammability of Flash-based prototypes for multiple applications, which enables the acceleration of design and validation cycles and translates into faster time-to-market and lower development costs.

•	We announced that our RTAX-S FPGAs were aboard NASA’s Phoenix mission to Mars.

Sales and Distribution

We maintain a worldwide, multi-tiered selling organization that includes a direct sales force, independent sales representatives, electronics distributors, and value-added resellers. Our North American sales force consists of sales and administrative personnel and field application engineers (“FAEs”) operating from offices located in major metropolitan areas. Direct sales personnel call on target accounts and support direct original equipment manufacturers (“OEMs”). In addition to overseeing the activities of direct sales personnel, our sales managers also oversee the activities of sales representative firms operating from various office locations. The sales representatives concentrate on selling to major industrial companies in North America. To service smaller, geographically dispersed accounts in North America, we have distribution agreements with Avnet and Mouser Electronics, Inc. (“Mouser”). We generate a significant portion of our revenues from international sales. Sales to European customers accounted for 29% of net revenues in 2007, while sales to Pan Asian and Rest of the World (“ROW”) customers accounted for 21%. Our European and Pan Asian/ROW sales organization consists of employees operating from various sales offices and distributors and sales representatives.

Sales made through distributors accounted for 77% of our net revenues in 2007. As is common in the semiconductor industry, we generally grant price protection to distributors. Under this policy, distributors are granted a credit upon a price reduction for the difference between their original purchase price for products in inventory and the reduced price. From time to time, distributors are also granted credit on an individual basis for approved price reductions on specific transactions to meet competition. We also generally grant distributors limited rights to return products. Because of our price protection and return policies, we generally do not recognize revenue on products sold to distributors until the products are resold.

Our sales cycle is generally lengthy and often requires the ongoing participation of sales, engineering, and managerial personnel. After a sales representative or distributor evaluates a customer’s logic design requirements and determines if there is an application suitable for our FPGAs, the next step typically is a visit to the qualified customer by a regional sales manager or an FAE from Actel or one of our distributors or sales representatives. The sales manager or FAE may then determine that additional assistance is required from engineers based at our headquarters.

Backlog

Our backlog was $70.1 million at January 6, 2008 compared with $57.2 million at December 31, 2006. We include in our backlog all OEM orders scheduled for delivery over the next nine months and all distributor orders scheduled for delivery over the next six months. We sell standard products that may be shipped from inventory within a short time after receipt of an order. Our business, and to a great extent that of the entire semiconductor industry, is characterized by short-term order and shipment schedules rather than volume purchase contracts. In accordance with industry practice, our backlog generally may be cancelled or rescheduled by the customer on short notice without significant penalty. As a result, our backlog may not be indicative of actual sales and therefore should not be used as a measure of future revenues.

Customer Service and Support

We believe that premier customer service and technical support are essential for success in the FPGA market. Our customer service organization emphasizes dependable, prompt, accurate responses to questions about product delivery and order status. Many of our customers regularly measure the most significant areas of customer service and technical support. Our FAEs are strategically located around the world to provide technical support to our worldwide customer base. This network of experts is augmented by FAEs working for our sales representatives and distributors throughout the world. Customers in any stage of design may also obtain assistance from our technical support hotline or online interactive automated technical support system. In addition, we offer technical seminars on our products, training classes on our software, and functional failure analysis services.

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

Manufacturing and Assembly

Our strategy is to utilize third-party manufacturers for our wafer requirements, which permits us to allocate our resources to product design, development, and marketing. Our FPGAs in production are manufactured by:

•	Chartered in Singapore using 0.45- and 0.35-micron design rules;

•	Infineon in Germany using 0.25- and 0.13-micron design rules;

•	Matsushita in Japan using 1.0-, 0.9-, 0.8- and 0.25-micron design rules;

•	UMC in Taiwan using 0.25/0.22-, 0.15-, and 0.13-micron design rules; and

•	Winbond in Taiwan using 0.8- and 0.45-micron design rules.

Wafers purchased from our suppliers are assembled, tested, marked, and inspected by Actel and/or our subcontractors before shipment to customers. We assemble most of our plastic commercial products in China, Hong Kong, the Philippines, Singapore, and South Korea. Hermetic package assembly, which is often required for military applications, is performed at one or more subcontractor manufacturing facilities, usually in the United States.

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

Strategic Relationships

We enjoy ongoing strategic relationships with customers, distributors, sales representatives, foundries, assembly houses, and other suppliers of goods and services. Some highlights from 2007 include the following:

• Aldec, Inc.

In May 2007, Aldec announced the availability of an RTAX-S Prototyping Board for our antifuse-based RTAX-S FPGAs. Easing the prototyping process for space-flight systems, the new RTAX-S Prototyping Board utilizes our Flash-based ProASIC3 FPGAs, allowing designers to design across multiple aerospace projects, shorten design cycles, and lower project costs. In March 2007, Aldec announced the release of CoVer, a Windows-based hardware/software co-verification solution for engineers using our FPGAs with an ARM processor, such as our

CoreMP7 soft ARM7 core. CoVer provides control and visibility across engineering teams, which also translates into shorter design schedules and lower project costs.

• Arasan Chip Systems

In September 2007, Arasan announced the joint development with Actel of a storage daughter card for Marvell Semiconductor’s “Littleton” PXA 300/310 Handheld Platform Development Kit. Targeted at smart phones, GPS devices, and PDAs, the storage card utilizes an Actel IGLOO FPGA to extend the capabilities of Marvell’s processor.

• ARM

In March 2007, ARM and Actel jointly announced the availability of the ARM Cortex-M1 processor, the first FPGA-optimized ARM processor. Eliminating the license and royalty fees typically associated with industry-leading processor IP cores, we offer free access to the Cortex-M1 processor for use in our M1-enabled IGLOO and ProASIC3 FPGAs and Fusion PSCs.

• Attodyne

In December 2007, Attodyne, a design services company specializing in video and LCDs, introduced the IGLOO Video Demo Board and the IGLOO Video Demo Kit. We have also worked with Attodyne to offer a broad range of display-related reference blocks that leverage our industry-leading IGLOO FPGAs.

• iWave Systems Technologies Pvt. Ltd

As part of its portable storage initiative announced in September 2007, iWave Systems introduced a full-featured Freescale i.MX27 processor development platform, which can demonstrate the use of our IGLOO FPGA as an ultra low-power controller for PDAs, point-of-sale terminals, rugged data communication devices, and GPS applications.

• Mentor Graphics

In January 2007, we jointly announced with Mentor Graphics the signing of a new OEM agreement that expands our existing technology and marketing relationship. Under this agreement, we will be able to provide Precision Synthesis (Actel Edition) as part of our Libero IDE Web download product bundle. In addition, we will continue to cooperate with Mentor Graphics to further improve tool integration, increase productivity, and enhance customer design success and quality of results.

• Mouser

In January 2007, we jointly announced with Mouser the signing of a global distribution agreement. This agreement complements our existing distributor relationships and expands our reach to customers seeking readily-available, small-volume quantities. Customers can browse and purchase our products through Mouser’s printed catalog or directly from their website at www.mouser.com/actel.

• Palmchip

In September 2007, PalmChip announced a storage daughter card for cameras, smart phones, and security and surveillance applications. Using an Actel FPGA to serve as the bridge from the processor bus to multiple storage interfaces, the platform includes the Marvell’s PXA 270 processor but also serves as a reference design for X-Scale and ARM processors.

Research and Development

Our research and development expenditures are divided among circuit design, software development, and process technology activities, all of which are involved in the development of new products based on existing or emerging technologies. In the areas of circuit design and process technology, our research and development activities also involve continuing efforts to reduce the power and cost and improve the performance of current products, including “shrinks” of the design rules under which such products are manufactured. Emphasizing power conscious design, our software research and development activities include enhancing the functionality, usability, and availability of high-level design and development tools and IP cores in a complete and automated desktop design environment.

In 2007, 2006, and 2005, our research and development expenses were $63.7 million, $56.9 million, and $48.2 million, respectively. We believe technical leadership and innovation are essential to our future success and we are committed to continuing a significant level of research and development effort. Neverthless, these efforts may not be successful, timely, or cost effective.

Competition

We believe that the increasing costs associated with the use of advanced chip manufacturing technology are driving the development and use of PLDs. Also driving the use of PLDs are the increasingly stringent criteria for power, cost, footprint, features, design reuse, reliability, and security.

Competition is intense and we expect that to increase as the market grows. We believe our products and technologies are superior to competitive products for many applications requiring low power, nonvolatility or high reliability and security. However, our primary competitors, Xilinx and Altera, are substantially larger than Actel, offer in the PLD market generally and the FPGA market in particular, products to a more extensive customer base, and have substantially greater financial, technical, sales, and other resources. We also expect continued competition from ASIC suppliers and from new companies that may enter the PLD or PSC markets.

We believe that the important competitive factors in our market are power consumption; price; performance; capacity (total number of usable gates); density (concentration of usable gates); ease of use and functionality of development tools; installed base of development tools; reprogrammability; strength of sales organization and channels; reliability; security; adaptability of products to specific applications and IP; ease, speed, cost, and consistency of programming; length of research and development cycle (including migration to finer process geometries); number of I/Os; reliability; wafer fabrication and assembly capacity; availability of packages, adapters, sockets, programmers, and IP; technical service and support; and utilization of intellectual property laws. While we believe we compete favorably with respect to these factors, our failure to compete successfully in any of these areas could have a materially adverse effect on our business, financial condition, or results of operations.

Patents and Licenses

As of February 25, 2008, we had more than 345 United States patents and applications pending for more than 120 additional United States patents. We also had more than 120 foreign patents and applications pending for more than 90 patents outside the United States. Our patents, which cover (among other things) circuit architectures, antifuse and Flash structures, and programming methods expire between 2008 and 2026. We expect to continue filing patent applications as appropriate to protect our proprietary technologies. We believe that patents, along with such factors as innovation, technological expertise, and experienced personnel, will become increasingly important.

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

In 1995, we entered into a License Agreement with BTR, Inc. (“BTR”) under the License Agreement, which was amended and restated in 2000, BTR licensed its proprietary technology to Actel for development and use in FPGAs and certain multichip modules. At the end of 2004, we elected under the License Agreement to convert to a non-exclusive license, as a consequence of which we ceased to pay BTR advance royalties after March 2006. In September 2005, Actel initiated an arbitration proceeding against BTR under the License Agreement to determine

Actel’s rights under the License Agreement. This arbitration demand resulted from BTR’s assertion that Actel products were covered by BTR patents and, therefore, that royalties were due under the License Agreement. BTR later added trade secret claims to the arbitration. In December 2006, the parties agreed to settle the case by means of Actel’s acquisition of the patents and trade secrets at issue, as well as certain other intellectual property assets controlled by BTR, for $7.5 million. The parties closed the transaction in March 2007.

In connection with the settlement of patent litigation in 1998, we entered into a Patent Cross License Agreement with QuickLogic that covers the products of both companies that were first offered for sale on or before September 4, 2000, or future generations of such products.

In December 2006, Zilog, Inc. filed suit against Actel, alleging that Actel products infringed a patent owned by Zilog. Actel denied all allegations of infringement. Prior to any substantive litigation, the parties negotiated a settlement under which Actel paid Zilog $0.4 million in exchange for a complete release. The parties executed the settlement agreement in June 2007.

As is typical in the semiconductor industry, we have been and expect to be notified from time to time of claims that we may be infringing patents owned by others. When probable and reasonably estimable, we make provision for the estimated settlement costs of claims for alleged infringement. As we sometimes have in the past, we may obtain licenses under patents that we are alleged to infringe. While we believe that reasonable resolution will occur, there can be no assurance that these claims will be resolved or that the ultimate resolution of these claims will not have a materially adverse effect on our business, financial condition, or results of operations. Our failure to resolve a claim could result in litigation or arbitration, which can result in significant expense and divert the efforts of our technical and management personnel, whether or not determined in our favor. In addition, our evaluation of the impact of these pending disputes could change based upon new information. Subject to the foregoing, we do not believe that the ultimate resolution of any pending patent dispute is likely to have a materially adverse effect on our financial position at January 6, 2008, or results of operations or cash flows for the fiscal quarter or year then ended.

Employees

At the end of 2007, we had 584 full-time employees, including 146 in marketing, sales, and customer support; 233 in engineering and research and development; 163 in operations; and 42 in administration and finance. This compares with 574 full-time employees at the end of 2006, an increase of 2%. Net revenues were approximately $337,000 per employee in 2007 compared with approximately $334,000 per employee in 2006, representing an increase of approximately 1%. We have no employees represented by a labor union, have not experienced any work stoppages, and believe that our employee relations are satisfactory.

ITEM 1A.	RISK FACTORS

Before deciding to purchase, hold, or sell our Common Stock, you should carefully consider the risks described below in addition to the other cautionary statements and risks described elsewhere (and the other information contained) in this Annual Report on Form 10-K and subsequent reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs and has a materially adverse effect on us, our business, financial condition, and results of operations could be seriously harmed. In that event, the market price for our Common Stock will likely decline and you may lose all or part of your investment.

Risks Related to the Investigation of Past Stock Option Practices and the Related Restatement of our Prior Financial Results

Since September 2006, we worked to resolve issues associated with our historical stock option practices and accounting. A Special Committee of our Board of Directors (“Special Committee”), with the assistance of independent legal counsel, conducted an extensive review of our stock option practices covering the period from January 1996 through December 2006. The Special Committee concluded that there was inadequate documentation supporting the recorded measurement dates for each of our company-wide annual grants during the period 1996-2001; that there were a number of other grants during the 1996-2001 period for which there was inadequate documentation supporting the recorded measurement dates, including some executive grants and grants to new employees in connection with corporate acquisitions; and that, beginning in 2002, documentation relating to annual and other grants improved substantially, although some minor errors occurred thereafter in the form of corrections or adjustments to grant allocations after the recorded measurement dates. In addition to these grants, we subsequently concluded that there was inadequate documentation supporting the recorded measurement date for four of our company-wide grants during the period 2002-2004, and for one stock option grant in the period from our initial public offering in August 1993 through December 1995. As a result, we determined that we had unrecorded non-cash equity-based compensation charges associated with our equity incentive plans for the period 1994 through 2006. Since these charges were material to our financial statements for the years 1994 through 2005, we restated our historical financial statements to record additional non-cash charges for stock-based compensation expense.

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

Our past stock option granting practices and the restatement of our prior financial statements have exposed and may continue to expose us to the risk of litigation. As described in Part I, Item 3, “Legal Proceedings,” a complaint and two amended complaints have been filed in the United States District Court for the Northern District of California derivatively on our behalf against certain of our current and former officers and Directors related to certain stock option grants that were allegedly backdated. We may become subject to additional private lawsuits related to our past stock option granting practices or the restatement of our prior financial statements. The expenses associated with the lawsuit(s) may be significant, the amount of time to resolve and the resolution of the lawsuit(s) is unpredictable, and defending the lawsuit(s) may divert management’s attention from the day-to-day operations of our business, any of which could have a materially adverse effect on our financial condition, business, results of operations, and/or cash flows.

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

Our backlog (which generally may be cancelled or deferred by customers on short notice without significant penalty) at the beginning of a quarter typically accounts for about half of our revenues during the quarter. This means that we generate about half of our quarterly revenues from orders received during the quarter and “turned” for shipment within the quarter, and that any shortfall in “turns” orders will have an immediate and adverse impact on quarterly revenues. There are many factors that can cause a shortfall in turns orders, including declines in general economic conditions or the businesses of our customers, excess inventory in the channel, and conversion of our products to ASICs or other competing products for price or other reasons. In addition, we sometimes book a disproportionately large percentage of turns orders during the final weeks of the quarter. Any failure or delay in receiving expected turns orders would have an immediate and adverse impact on quarterly revenues.

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

We generate the majority of our quarterly revenues from sales made through distributors. Since we generally do not recognize revenue on the sale of a product to a distributor until the distributor resells the product, our quarterly revenues are dependent on, and subject to fluctuations in, shipments by our distributors. We are therefore highly dependent on the accuracy of shipment forecasts from our distributors in setting our quarterly revenue expectations. We are also highly dependent on the timeliness and accuracy of resale reports from our distributors. Late or inaccurate resale reports, particularly in the last month of a quarter, contribute to our difficulty in predicting and reporting our quarterly revenues and/or operating results.

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

Our gross margin may decline as we increasingly compete with ASICs and serve the value-based market.

The price we can charge for our products is constrained principally by our competition. While it has always been intense, we believe that price competition for new designs is increasing. This may be due in part to the transition toward high-level design methodologies. Designers can now wait until later in the design process before selecting a PLD or ASIC and it is easier to convert between competing PLDs or between a PLD and an ASIC. The increased price competition may also be due in part to the increasing penetration of PLDs into price-sensitive markets previously dominated by ASICs. We have strategically targeted many of our products at the value-based market, which is defined primarily by low prices. If our strategy is successful, we will generate an increasingly greater percentage of our net revenues from low-price products, which may make it more difficult to maintain our gross margin at our historic levels. Any long-term decline in our gross margin may have an adverse effect on our operating results.

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

During 2003, several U.S. government contractors reported a small percentage of functional failures in our RTSX-S and SX-A antifuse devices manufactured on a 0.25 micron antifuse process at the original manufacturer of those FPGAs. During 2004, The Aerospace Corporation (“Aerospace”) proposed a series of experiments to test various hypotheses on the root cause of the failures and to generate reliability data that could be used by space industry participants in deciding whether or not to launch spacecraft with RTSX-S FPGAs that were already integrated. Also during 2004, we announced the availability of RTSX-SU devices from UMC; Aerospace and Actel each recommended that customers switch to UMC-manufactured RTSX-SU devices if their schedules permitted; and we offered to accept RTSX-S parts from the original manufacturer in exchange for RTSX-SU parts. By the fourth quarter of 2004, most customers had decided to switch to RTSX-SU devices. Utilizing all of the available data, Aerospace calculated a failure in time (“FIT”) rate for our RTSX-SU devices manufactured at UMC of 13 to 34 (depending on the definition of failure) for an average design, mission life, and amount of screening time. A FIT is one failure per billion device-hours, so if a group of devices has a FIT rate of 13 to 34, the customer should expect between 13 and 34 failures per billion device-hours. A billion hours is more than 1,000 centuries. On February 15,

2006, Aerospace brought to a close the regular meeting of space industry participants on this matter, although testing has continued.

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

Risks Related to New Products

The market for our products is characterized by rapid technological change, product obsolescence, and price erosion, making the timely introduction of new or improved products critical to our success. Our failure to design, develop, market, and sell new or improved products that satisfy customer needs, compete effectively, and generate acceptable margins may adversely affect our business, financial condition, and/or operating results. While most of our product development programs have achieved a level of success, some have not. For example, we determined during 2007 that a $3.7 million charge for impairment to one of our long-term assets was required under generally accepted accounting principles. The long-term asset was a prepaid wafer credit. We concluded that, due to our decision to abandon the development of commercial Flash product families on a 90-nanometer process, we had only a remote chance to draw the credit down.

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

When entering a new market, the first-mover typically faces the greatest market and technological challenges. To be successful in the PSC market and realize the advantages of being the initial entrant, we need to understand the market, the competition, and the value proposition that we are bringing to potential customers; identify the early adopters and understand their buying process, decision criteria, and support requirements; and select the right sales channels and provide the right customer service, logistical, and technical support, including training. Any or all of these may be different for the PSC market than for the value-based or system-critical FPGA markets. Meeting these challenges is a top priority for Actel generally and for our sales and marketing organizations in particular. Our failure to meet these challenges could have a materially adverse effect on our business, financial condition, and/or operating results.

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

Risks Related to Competitive Disadvantages

The semiconductor industry is intensely competitive. Our competitors include suppliers of ASICs, CPLDs, and FPGAs. Our biggest direct competitors are Xilinx, Altera, and Lattice, all of which are suppliers of CPLDs and SRAM-based FPGAs; and QuickLogic, a supplier of antifuse-based FPGAs. Altera and Lattice have announced the development of FPGAs manufactured on embedded Flash processes. In addition, we face competition from suppliers of logic products based on new or emerging technologies. While we seek to monitor developments in existing and emerging technologies, our technologies may not remain competitive. We also face competition from companies that specialize in converting our products into ASICs.

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

Our corporate offices are located in California, which was subject to power outages and shortages during 2001 and 2002. More extensive power shortages in the state could disrupt our operations and interrupt our research and development activities. Our foundry partners in Japan and Taiwan as well as our operations in California are located in areas that have been seismically active in the recent past. In addition, many of the countries outside of the United States in which our foundry partners and assembly and other subcontractors are located have unpredictable and potentially volatile economic, social, or political conditions, including the risks of conflict between Taiwan and China or between North Korea and South Korea. These countries may also be more susceptible to epidemics. For example, an outbreak of Severe Acute Respiratory Syndrome (“SARS”) occurred in Hong Kong, Singapore, and China in 2003. The occurrence of these or similar events or circumstances could disrupt our operations and may have a materially adverse effect on our business, financial condition, and/or operating results.

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

Risks Related to Dependence on Third Parties

We rely heavily on, but generally have little control over, our independent foundries, suppliers, subcontractors, and distributors, whose interests may diverge from our interests.

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

In 2007 and 2006, sales made through distributors accounted for 77% of our net revenues, compared with 64% for 2005. Our distributors offer products of several different companies, so they may reduce their efforts to win new designs or sell our products or give higher priority to other products. This is particularly a concern with respect to any distributor that also sells products of our direct competitors. A reduction in design win or sales effort, termination of relationship, failure to pay for products, or discontinuance of operations because of financial difficulties or for other reasons by one or more of our current distributors could have a materially adverse effect on our business, financial condition, and/or operating results.

Distributor contracts generally can be terminated on short notice.

Although we have contracts with our distributors, the agreements are terminable by either party on short notice. We consolidated our distribution channel in 2001 by terminating our agreement with Arrow Electronics, Inc., which accounted for 13% of our net revenues in 2001. On March 1, 2003, we again consolidated our distribution channel by terminating our agreement with Pioneer-Standard Electronics, Inc., which accounted for 26% of our net revenues in 2002, after which Unique Technologies, Inc. (Unique), a sales division of Memec, was our sole distributor in North America. Unique accounted for 33% of our net revenues in 2004. During 2005, Avnet acquired Memec, after which Avnet became our primary distributor in North America. Avnet accounted for 40% of our net revenues in 2007 and 2006. Even though Xilinx is Avnet’s biggest line, our transition from Unique to Avnet was generally satisfactory. The loss of Avnet as a distributor, or a significant reduction in the level of design wins or sales generated by Avnet, could have a materially adverse effect on our business, financial condition, and/or operating results. In 2006, we added Mouser as a distributor in North America and elsewhere.

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

Risk Related to the Conduct of International Business

Unlike our older RTSX-S and RTSX-SU space-grade FPGAs, our new RTAX-S space-grade FPGAs are subject to the International Traffic in Arms Regulations (“ITAR”), which is administered by the U.S. Department of State. ITAR controls not only the export of RTAX-S FPGAs, but also the export of related technical data and defense services as well as foreign production. While we believe that we have obtained and will continue to obtain all required licenses for RTAX-S FPGA exports, we have undertaken corrective actions with respect to the other ITAR controls and are implementing improvements in our internal compliance program. If the corrective actions and improvements were to fail or be ineffective for a prolonged period of time, it could have a materially adverse effect on our business, financial condition, and/or operating results. In addition, the fact that our new RTAX-S space-grade FPGAs are ITAR-controlled may make them less attractive to foreign customers, which could also have a materially adverse effect on our business, financial condition, and/or operating results.

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

Sales to customers outside North America accounted for 50% of net revenues in 2007, compared with 49% in 2006, and we expect that international sales will continue to represent a significant portion of our total revenues. International sales are subject to the risks described above as well as generally longer payment cycles, greater difficulty collecting accounts receivable, and currency restrictions. We also maintain foreign sales offices to support our international customers, distributors, and sales representatives, which are subject to local regulation. In addition, international sales are subject to the export laws and regulations of the United States and other countries.

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

We estimate that sales of our products to customers in the military and aerospace industries, which carry higher overall gross margins than sales of products to other customers, accounted for 32% of our revenues for 2007 and 34% of our net revenues for 2006 compared with 41% for 2005, 36% for 2004 and 2003, and 26% for 2001. In general, we believe that the military and aerospace industries have accounted for a significantly greater percentage of our net revenues since the introduction of our Rad Hard FPGAs in 1996 and our Rad Tolerant FPGAs in 1998. Any future downturn in the military and aerospace market could have a materially adverse effect on our revenues and/or operating results.

Our revenues and operating results may be adversely affected by changes in the military and aerospace market.

In 1994, Secretary of Defense William Perry directed the Department of Defense to avoid government-unique requirements when making purchases and rely more on the commercial marketplace. We believe that this trend toward the use of “off-the-shelf” products generally has helped our business. However, if this trend continued to the point where defense contractors customarily purchased commercial-grade parts rather than military-grade parts, the revenues and gross margins that we derive from sales to customers in the military and aerospace industries would erode, which could have a materially adverse effect on our business, financial condition, and/or operating results. On the other hand, there are signs that this trend toward the use of off-the-shelf products may be reversing. If defense contractors were to use more customized ASICs and fewer off-the-shelf products, the revenues and gross margins that we derive from sales to customers in the military and aerospace industries may erode, which could also have a materially adverse effect on our business, financial condition, and/or operating results.

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment: An Amendment of FASB Statements No. 123 and 95.” SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and instead requires companies to recognize compensation expense using a fair-value based method for costs related to share-based payments, including stock options and employee stock purchase plans. We implemented the standard in the fiscal year that began January 2, 2006, and the adoption of SFAS No. 123(R) had a material effect on our consolidated operating results and earnings per share.

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

Other Risks

We may face significant business and financial risk from claims of intellectual property infringement asserted against us, and we may be unable to adequately enforce our intellectual property rights.

As is typical in the semiconductor industry, we are notified from time to time of claims that we may be infringing patents owned by others. As we sometimes have in the past, we may obtain licenses under patents that we are alleged to infringe. Although patent holders commonly offer licenses to alleged infringers, we may not be offered a license for patents that we are alleged to infringe or we may not find the terms of any offered licenses acceptable. We may not be able to resolve any claim of infringement, and the ultimate resolution of any claim may have a materially adverse effect on our business, financial condition, and/or operating results.

Our failure to resolve any claim of infringement could result in litigation or arbitration. During 2006, we were involved with BTR in an arbitration, which settled on March 16, 2007, and with Zilog in litigation, which settled on June 11, 2007 (see “BUSINESS — Patents and Licenses”). In addition, we have agreed to defend our customers from and indemnify them against claims that our products infringe the patent or other intellectual rights of third parties. All litigation and arbitration proceedings, whether or not determined in our favor, can result in significant expense and divert the efforts of our technical and management personnel. In the event of an adverse ruling in any litigation or arbitration involving intellectual property, we could suffer significant (and possibly treble) monetary damages, which could have a materially adverse effect on our business, financial condition, and/or operating results. We may also be required to discontinue the use of infringing processes; cease the manufacture, use, and sale or licensing of infringing products; expend significant resources to develop non-infringing technology; or obtain licenses under patents that we are infringing. In the event of a successful claim against us, our failure to develop or license a substitute technology on commercially reasonable terms could also have a materially adverse effect on our business, financial condition, and/or operating results.

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

We have adopted an Employee Retention Plan that provides for payment of a benefit to our employees who hold unvested stock options or restricted stock units (“RSUs”) in the event of a change of control. Payment is contingent upon the employee remaining employed for six months after the change of control (unless the employee is terminated without cause during the six months). Each of our executive officers has also entered into a Management Continuity Agreement, which provides for the acceleration of stock options and RSUs unvested at the time of a change of control in the event the executive officer’s employment is actually or constructively terminated other than for cause following the change of control. While these arrangements are intended to make executive officers and other employees neutral towards a potential change of control, they could have the effect of biasing some or all executive officers or employees in favor of a change of control.

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

Our principal facilities and executive offices are located in Mountain View, California, in two buildings that comprise approximately 158,000 square feet. These buildings are leased through January 2014. We have a renewal option for an additional ten-year term. In addition to our facility in Mountain View, we also lease sales offices in various countries around the world to support our worldwide customer base. We believe our facilities will be adequate for the foreseeable future.

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

As we requested on October 9, 2007, the Nasdaq Board of Directors (the “Nasdaq Board”) on October 17, 2007, called for review the August 23, 2007, decision of the Listing Council, and stayed the suspension of our securities from trading, pending further consideration by the Nasdaq Board. On November 9, 2007, the Nasdaq Board granted us an extension until January 9, 2008, to file all delinquent periodic reports necessary to regain compliance with the filing requirement contained in Rule 4310(c)(14), and remanded back to the Panel for further consideration our failure to solicit proxies and hold an annual meeting, as required by Rules 4350(e) and 4350(g). On November 13, 2007, we received an additional staff determination notice relating to our failure to timely file with the SEC a Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007. As we requested on January 4, 2008, the Nasdaq Board on January 8, 2008, granted us an extension until February 20, 2008, to file all delinquent periodic reports necessary to regain compliance with the filing requirement contained in Rule 4310(c)(14). On January 22, 2008, we filed with the SEC our Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2006, and our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. On February 11, 2008, we filed with the SEC our Quarterly Report on Form 10-Q for the fiscal quarter ended April 1,

2007; our Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2007; and our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007. On February 18, 2008, the Nasdaq staff determined that we had regained compliance with requirement for continued listing set forth in Rule 4310(c)(14). On March 4, 2008, we held our Combined 2006-2007 Annual Meeting of Shareholders. Accordingly, we believe we substantially complied with Rules 4350(e) and 4350(g) and are therefore currently in compliance with all of Nasdaq’s continued listing requirements.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock has been traded on the Nasdaq National Market under the symbol “ACTL” since our initial public offering on August 2, 1993. On March 17, 2008, there were 122 shareholders of record. The following table sets forth, for the fiscal quarters indicated, the high and low sale prices per share of our Common Stock as reported on the Nasdaq National Market.

	2007		2006
	High	Low	High	Low

First Quarter	$18.79	$15.29	$15.95	$12.64
Second Quarter	17.72	13.01	17.53	13.20
Third Quarter	14.30	9.63	16.40	12.40
Fourth Quarter	13.77	9.83	19.36	15.00

On March 17, 2008, the reported last sale of our Common Stock on the Nasdaq National Market was $13.80.

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

ACTEL CORPORATION
SELECTED CONSOLIDATED FINANCIAL DATA

	Years Ended
	Jan. 6,	Dec. 31,	Jan. 1,	Jan. 2,	Jan. 4,
	2008	2006	2006	2005	2004
	(In thousands, except per share data)

Consolidated Statements of Operations Data:
Net revenues	$197,043	$191,499	$178,947	$165,402	$149,910
Costs and expenses:
Total cost of revenues(1)(3)	82,363	75,618	73,282	70,404	59,867
Research and development(3)(6)	63,726	56,926	48,242	45,701	41,720
Selling, general, and administrative(3)(4)(5)	63,053	67,959	49,649	47,975	46,422
Amortization of acquisition-related intangibles(2)	—	15	1,908	2,651	2,670

Total costs and expenses	209,142	200,518	173,081	166,731	150,679

Income (loss) from operations	(12,099)	(9,019)	5,866	(1,329)	(769)
Interest income and other, net of expense	8,607	7,128	3,912	3,398	3,190
Gain (loss) on sales and write-downs of equity investments	—	—	—	—	91

Income (loss) before tax provision (benefit)	(3,492)	(1,891)	9,778	2,069	2,512
Tax provision (benefit)	(588)	264	2,742	(705)	(1,043)

Net income (loss)	$(2,904)	$(2,155)	$7,036	$2,774	$3,555

Net income (loss) per share:
Basic	$(0.11)	$(0.08)	$0.28	$0.11	$0.14

Diluted	$(0.11)	$(0.08)	$0.28	$0.11	$0.14

Shares used in computing net income(loss) per share:
Basic	26,888	26,106	25,277	25,584	24,808

Diluted	26,888	26,106	25,545	26,381	26,190

	As of
	Jan. 6,	Dec. 31,	Jan. 1,	Jan. 2,	Jan. 4,
	2008	2006	2006	2005	2004
	(In thousands)

Consolidated Balance Sheet Data:
Working capital	$207,910	$191,278	$177,491	$194,613	$190,545
Total assets	363,616	368,922	343,196	318,171	319,637
Total shareholders’ equity	291,492	290,616	276,057	267,816	266,780

(1)	During the fourth quarter of 2004 we incurred incremental charges included in cost of revenues of $3.2 million for expenses associated with the testing of the RTSX-S space qualified FPGAs and the write down of RTSX-S inventory from the original manufacturer. During the fourth quarter of fiscal 2006 we recorded charges of $2.2 million in connection with the write-down of certain excess inventory. During the fourth quarter of fiscal 2007 we recorded charges of $2.2 million for excess reserves associated with commercial last time buy products.

(2)	Beginning in 2002, we ceased to amortize goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Instead, goodwill is subject to annual impairment tests and written down only when identified as impaired. Non-goodwill intangible assets with definite lives continue to be amortized under SFAS No. 141 and 142. See Notes 1 and 3 of “Notes to Consolidated Financial Statements” for further information.

(3)	On January 2, 2006, we adopted SFAS No. 123(R), “Share-Based Payment,” which requires us to measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements. As a result, we recorded pre-tax, stock based compensation expense of $7.9 million and $11.0 million for fiscal 2007 and 2006, respectively, under SFAS No. 123(R).

(4)	During fiscal 2006 we recorded charges of $10.0 million and $0.4 million in connection with the settlement of certain patent and license infringement claims.

(5)	During fiscal 2007 and 2006 we incurred $5.5 million and $2.0 million, respectively, of legal and accounting costs in connection with the Company’s stock options investigation that was initiated during the fourth quarter of fiscal 2006.

(6)	During the second quarter of fiscal 2007 we recorded a $3.7 million charge for certain prepaid wafer costs that had been included in other assets in the accompanying consolidated balance sheet. This charge was recorded due to changes in the Company’s product plans.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with our Consolidated Financial Statements and the related “Notes to Consolidated Financial Statements,” and “Financial Statement Schedules,” and “Supplementary Financial Data” included in this Annual Report on Form 10-K. This Annual Report on Form 10-K, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and the future results of our Company that are based on current expectations, estimates, forecasts, and projections about the industry in which we operate and the beliefs and assumptions of our management. Words such as ‘‘expects,’’ ‘‘anticipates,” ‘‘targets,” ‘‘goals,’’ ‘‘projects,’’ ‘‘intends,’’ ‘‘plans,’’ ‘‘believes,’’ ‘‘seeks,’’ ‘‘estimates,’’ variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled “Risk Factors” in Item 1A of Part I and elsewhere, and in other reports we file with the SEC, specifically the most recent reports on Form 10-Q. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Overview

The purpose of this overview is to provide context for the discussion and analysis of our financial statements that follows by briefly summarizing the most important known trends and uncertainties, as well as the key performance indicators, on which our executives are primarily focused for both the short and long term.

Actel Corporation is the leading supplier of low-power FPGAs and PSCs. Attacking power consumption from both the chip and the system levels, the Company’s innovative programmable logic solutions enable power-efficient design. In support of our nonvolatile Flash- and antifuse-based FPGAs, we offer design and development software and tools to optimize power consumption; power-smart IP cores, including industry-standard processor technologies; small footprint packaging; programming hardware and starter kits; and a variety of design services. We target a wide range of applications in the aerospace, automotive, avionics, communications, consumer, industrial, medical, and military markets that require low power or other attributes of our nonvolatile Flash and antifuse-based technologies that have an inherent competitive advantage.

• Semiconductor Industry

According to the Semiconductor Industry Association (“SIA”), global sales of semiconductors rose to a record $255.6 billion in 2007, an increase of 3.2% from the previous record of $247.7 billion reported for 2006. Sales growth was driven primarily by consumer products such as mobile handsets, PCs, and consumer electronics, which have proliferated as semiconductor technology has improved performance and functionality at lower cost. According to the SIA report, industry growth is expected to be 7.7% in 2008.

• Logic Market

The logic market is highly fragmented and includes ASICs and PLDs. FPGAs are one type of PLD. Price, performance, reliability, power consumption, security, density, features, ease of use, and time to market determine the degree to which PLDs compete for specific applications. Unlike ASICs, which are customized for use in a specific application at the time of manufacture, PLDs are manufactured as standard components and customized “in the field,” allowing the same device type to be used for many different applications. Using software tools, users program their design into a PLD, resulting in lower development costs and inventory risks, shorter design cycles, and faster time to market.

• Technology

To a great extent, the characteristics of an FPGA are dictated by the technology used to make the device programmable. Devices based on nonvolatile Flash or antifuse programming elements offer significant power, single-chip, live-at-power-up, security, and neutron-immunity advantages over volatile FPGAs based on SRAM technology.

• Flash

We believe that our long-term future lies with Flash technology, which permits us to make FPGAs that are both nonvolatile and reprogrammable. Perhaps the single biggest benefit of a nonvolatile Flash-based FPGA array is significantly reduced power consumption. Even though our Flash technology is unique, the process is very similar to the standard embedded Flash memory process, so we are able to share with others most of the burden of developing and proving the process. While we were the first company to sell Flash-based FPGAs, several suppliers of SRAM-based FPGAs claim to offer “single-chip, Flash-based” solutions. However, these “hybrid” solutions are merely combinations of Flash memory components with the underlying SRAM FPGA technology — either integrated with the FPGA die into a single package or, alternatively, stacked or placed side-by-side. The FPGA array is still SRAM, so it is still subject drawbacks associated with that technology. These “hybrid” approaches mitigate some of the limitations of traditional SRAM-based solutions by providing a smaller footprint, a minor reduction in power consumption, and small advances in power-up time and security, but they are only incremental improvements over pure SRAM-based FPGAs. Since the embedded Flash memory controls only the initial configuration of “hybrid” devices during power-up, these solutions cannot offer the full advantages of Flash technology provided by our nonvolatile Flash-based FPGAs: exponentially lower power consumption, faster response times, unparalleled reliability, and uncompromising security.

• Antifuse

The one-time programmability of our antifuse-based FPGAs is desirable in certain system-critical military and aerospace applications, but commercial customers generally prefer reprogrammable solutions, such as SRAM- or Flash-based FPGAs. In addition, we are the only sizeable company that uses antifuse technology, which means we bear the entire burden of developing and proving antifuse processes (including yields and reliability) and products (including switching elements and architectures). It also means that our FPGAs using antifuse technology are typically one or two generations behind competitive SRAM-based solutions manufactured on standard processes.

• Strategy

Our strategy is to offer FPGAs to markets in which our nonvolatile Flash- and antifuse-based technologies have an inherent competitive advantage. Our strategy involves considerable risk as unique technologies and products can take years to develop, if at all, and markets that we target may fail to emerge. However, in addition to single-chip, live-at-power-up, security, and neutron-immunity benefits, we believe that our nonvolatile FPGA solutions offer substantial low-power advantages over volatile devices based on SRAM technology and we plan to exploit those advantages.

• Key Indicators

Although we measure the condition and performance of our business in numerous ways, the key quantitative indicators that we generally use to manage the business are bookings, design wins, margins, yields, and backlog. We also carefully monitor the progress of our product development efforts. Of these, we think that bookings and backlog are the best indicators of short-term performance and that design wins and product development progress are the best indicators of long-term performance. Our bookings (measured as end-customer orders placed on us and our distributors) were higher during 2007 than during 2006, and our backlog (which may be cancelled or rescheduled by the customer on short notice without significant penalty) was significantly higher at the end of 2007 than at the end of 2006.

Results of Operations

The following table sets forth certain financial data from the Consolidated Statements of Operations expressed as a percentage of net revenues:

	Years Ended
	Jan. 6,	Dec. 31,	Jan. 1,
	2008	2006	2006

Net revenues	100.0%	100.0%	100.0%
Cost of revenues	41.8	39.5	41.0

Gross margin	58.2	60.5	59.0
Research and development	32.3	29.7	27.0
Selling, general, and administrative	32.0	35.5	27.7
Amortization of acquisition-related intangibles	0.0	0.0	1.1

Income (loss) from operations	(6.1)	(4.7)	3.2
Interest income and other, net of expense	4.3	3.7	2.2

Income (loss) before tax provision (benefit)	(1.8)	(1.0)	5.4
Tax provision (benefit)	(0.3)	0.1	1.5

Net income (loss)	(1.5)%	(1.1)%	3.9%

• Net Revenues

We derive our revenues primarily from the sale of FPGAs, which accounted for over 95% of net revenues in 2007, 2006 and 2005. Non-FPGA revenues are derived from our Protocol Design Services organization, royalties, and the licensing of software and sale of hardware used to design and program our FPGAs. We believe that we derived at least 47% of our revenues in 2007 from sales of FPGAs to customers serving the military and aerospace and the communications markets, compared with at least 53% in 2006 and 2005. We have experienced, and may again in the future experience, substantial period-to-period fluctuations in operating results due to conditions in each of these markets as well as in the general economy.

Net revenues in 2007 were $197.0 million, an increase of 3% over 2006. This increase was due primarily to a 6% increase in the number of units shipped that was partially off-set by a decrease of 3% in the overall average selling price (“ASP”). The overall ASP decreased primarily due to a change in our product mix: the sales of mature products, which usually have higher ASPs, decreased by approximately 11% from the previous year while sales of new products, particularly our Flash products, which usually have lower ASPs, have increased by approximately 24% from the previous year. Sales of new products comprised approximately 44% of net revenues in 2007 compared with approximately 37% in 2006.

Net revenues in 2006 were $191.5 million, an increase of 7% over 2005. This increase was due primarily to a 7% increase in the overall average selling price (“ASP”) and a slight increase in the total number of units shipped in the year. The overall ASP increased primarily due to increases in ASPs from most of the new and mature product families. Net revenues in 2006 increased $1.2 million as a result of a change in the Company’s estimate of distributor revenue as noted in Critical Accounting Policies and Estimates.

We shipped approximately 77% of our net revenues through the distribution sales channel in 2007 compared with 77% in 2006 and 64% in 2005. Since 2003, Memec, Unique had been our primary distributor in North America. During 2005, Avnet, Inc. (“Avnet”) acquired Memec Group Holdings Ltd. (“Memec”). We generally do not recognize revenue on product shipped to a distributor until the distributor resells the product to its customer.

Sales to customers outside the United States accounted for 50% of net revenues in 2007, 49% in 2006 and 44% in 2005 with European customers representing 29% of net revenues in 2007 compared to 27% of net revenues for 2006 and 2005.

• Gross Margin

Gross margin was 58.2% of revenues in 2007 compared with 60.5% in 2006 and 59.0% in 2005. Gross margin in 2007 was unfavorably impacted by a fourth quarter write-down of $2.2 million associated with ProASIC last time buy inventory and higher inventory reserve charges during 2007. The lower gross margin in 2007 was also attributable to the product mix where there were higher sales of lower margin Flash products. Gross margin in 2006 was unfavorably impacted by a fourth quarter write-down of $2.2 million associated with excess radiation tolerant products. Gross margin in 2006 benefited from lower inventory write-downs as compared with fiscal 2005 coupled with a reduction in license costs as a result of consolidation of a number of our license agreements with third parties.

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

• Research and Development (R&D)

R&D expenditures were $63.7 million, or 32% of net revenues, in 2007 compared with $56.9 million, or 30% of net revenues, in 2006 and $48.2 million, or 27% of net revenues, in 2005. R&D spending in 2007 increased due to a $3.7 million charge during the second quarter to reserve for certain wafer prepayments combined with a charge of $0.9 million during the first quarter of fiscal 2007 for re-work of certain products under development. In addition, 2007 included generally higher costs associated with expanded R&D efforts and increased headcount. R&D spending in 2006 increased due to recognition of stock-based compensation expense under SFAS 123(R), along with higher costs associated with expanded R&D efforts and increased headcount. Stock-based compensation expenses under SFAS 123(R) were $4.0 million in 2007 compared with $5.6 million in 2006.

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

• Selling, General, and Administrative (SG&A)

SG&A expenses in 2007 were $63.1 million, or 32% of net revenues, compared with $68.0 million, or 36% of net revenues, in 2006 and $49.6 million, or 28% of net revenues, in 2005. The decrease in SG&A expenses in 2007 was due to decreased legal costs and settlements, which was partially off-set by increased costs associated with the Company’s stock option investigation. SG&A expenses in 2006 included $10.4 million in legal settlements resulting from the BTR and Zilog patent infringement claims. Costs associated with the Company’s stock option investigation were $5.5 million in 2007 compared with $2.0 million in 2006. Stock-based compensation expense under SFAS 123(R) were $3.3 million in 2007 compared with $4.8 million in 2006.

During fiscal 2006, we incurred costs of $10.0 million and $0.4 million in connection with the settlement of two patent infringement claims brought against us. SG&A expenses also increased $4.8 million in 2006 due to recognition of stock-based compensation expense under SFAS 123(R). SG&A expenses in 2006 included legal and accounting costs of approximately $2.0 million associated with the Company’s stock option investigation. There were no such expenses recorded in 2005. SG&A spending in 2006 increased as a percentage of sales over 2005 levels primarily as a result of the items noted above.

• Amortization of Other Acquisition-Related Intangibles

Amortization of other acquisition-related intangibles was $0 in 2007, $15,000 in 2006 and $1.9 million in 2005. The decrease in 2006 as compared with 2005 was attributable to intangible assets, related to an acquisition completed in the year 2000, being fully amortized during the second quarter of 2006.

• Interest Income and Other, Net of Expense

Interest income and other, net of expense, was $8.6 million, $7.1 million and $3.9 million in 2007, 2006 and 2005, respectively. For 2007, our average investment portfolio return on investment was 4.8% compared with 4.2% in 2006 and 2.8% in 2005, resulting in higher interest income during fiscal 2007 as compared with prior years. Our average investment portfolio balance was $162.9 million in 2007 compared with $157.0 million in 2006 and $144.9 million in 2005. We invest excess liquidity in investment portfolios consisting primarily of corporate bonds, floating rate notes, and federal and municipal obligations. In periods where market interest rates are falling, and for some time after rates stabilize, we typically experience declines in interest income and other as our older debt investments at higher interest rates mature and are replaced by new investments at the lower rates available in the market.

• Tax Provision (Benefit)

Significant components affecting the effective tax rate include pre-tax net income or loss, federal R&D tax credits, non-deductible stock based compensation, the state composite tax rate, and adjustments to income taxes as a result of tax audits and reviews and recognition of certain deferred tax assets subject to valuation allowances.

Our tax benefit for 2007 was $0.6 million representing an effective tax rate of 17%. The difference between the effective tax rate and the statutory tax rate is primarily due to non-deductible stock-based compensation partially offset by research tax credits and state tax benefits. Our tax provision for 2006 was $0.3 million despite a pre-tax loss of $1.9 million. This tax charge is primarily due to non-deductible stock-based compensation. Our tax provision for 2005 was $2.7 million based upon a 28% annual effective tax rate. This rate was calculated based on a statutory tax rate benefited by R&D tax credits and state tax benefits.

Financial Condition, Liquidity, and Capital Resources

Our total assets were $363.6 million at the end of 2007 compared with $368.9 million at the end of 2006. The decrease in total assets was attributable principally to decreases in cash, cash equivalents, accounts receivable, and inventory. The following table sets forth certain financial data from the consolidated balance sheets expressed as the percentage change from December 31, 2006 to January 6, 2008.

	As of	As of
	Jan. 6, 2008	Dec. 31, 2006	$ Change	% Change
	In thousands

Cash and cash equivalents, short and long term investments	$189,170	$191,955	$(2,785)	(2)%
Accounts receivable, net	$18,116	$22,017	$(3,901)	(18)%
Inventories	$35,587	$39,203	$(3,616)	(9)%

	Year Ended
	Jan. 6,	Dec. 31,
	2008	2006
	In thousands

Net cash provided by operating activities	$10,764	$24,529
Net cash used in investing activities	$(11,884)	$(22,066)
Net cash (used in) provided by financing activities	$(2,460)	$7,203

• Cash, Cash Equivalents, and Investments

Our cash, cash equivalents, and short-term investments were $189.2 million at the end of 2007 compared with $192.0 million at the end of 2006. This decrease of $2.8 million from the end of 2006 was due primarily to $10.8 million of net cash provided by operating activities combined with $45.5 million in cash provided by sales of available-for-sale securities, more than offset by $2.5 million of cash used in financing activities, $44.3 million used to purchase available-for-sale securities and $13.0 million of cash used to purchase property and equipment.

Cash provided by operating activities for 2007 included non-cash charges of $10.4 million for depreciation and amortization, $7.9 million for non-cash stock compensation, a charge of $3.7 million against certain wafer prepayments, decreases in accounts receivable of $3.9 million, and decreases in inventory of $3.5 million. These were partially off-set by a net loss of $2.9 million, decreases in accounts payable and other liabilities of $8.6 million, increases in license agreements of $1.9 million, and decreases in deferred income of $3.2 million. The decreases in accounts payable and other liabilities is primarily due to payments made under accrued license agreements and payments of accruals for legal settlements recorded in 2006. Spending on property and equipment amounted to $13.0 million in 2007.

Cash provided by operating activities for 2006 included non-cash charges of $9.8 million for depreciation and amortization, $11.0 million for non-cash stock compensation, decreases in accounts receivable of $3.3 million, and increases in accounts payable and other liabilities of $10.2 million. These were partially off-set by a net loss of $2.2 million, increases in inventories of $1.6 million, and increases in license agreements and other assets of $5.6 million. Spending on property and equipment amounted to $8.7 million in 2006.

Cash from the issuance of Common Stock under employee stock plans amounted to $0 in 2007, $9.4 million in 2006, and $11.0 million in 2005.

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

The following represents contractual commitments not accrued on the balance sheet associated with operating leases as of January 6, 2008:

	Payments Due by Period
							2013
	Total	2008	2009	2010	2011	2012	and Later
	(In thousands)

Operating leases	$18,779	$3,305	$3,191	$3,020	$2,982	$2,969	$3,312

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

• Accounts Receivable

Our net accounts receivable was $18.1 million at the end of 2007 compared with $22.0 million at the end of 2006. This decrease is due mainly to improved collection efforts during the 2007 fiscal year end. Net accounts receivable represented 34 days of sales outstanding at the end of fiscal 2007 compared with 42 days at the end of fiscal 2006.

We sell our products to distributors who resell our products to OEMs or their contract manufacturers. Our payment terms generally require the distributor to settle amounts owed to us based on list price, which typically may be in excess of their ultimate cost as a result of agreements with the distributors allowing for price adjustments and credits. Accordingly, when a distributors’ resale is priced at a discount from list price, we credit back to the distributor a portion of their original purchase price, usually within 30 days after the resale transaction has been reported to the Company. This practice has an adverse impact on the working capital of our distributors since they are required to pay the full list price to Actel and receive a subsequent discount only after the product has been sold to a third party. As a consequence, beginning in the third quarter of fiscal 2007, we have entered into written business arrangements with certain distributors whereby we issue advance credits to the distributors to minimize the adverse impact on the distributor’s working capital. The advance credits are updated and settled on a quarterly basis. The advance credits have no impact on our revenue recognition since revenue from distributors is not recognized until the distributor sells the product but the advance credits do reduce our accounts receivable and our deferred income on shipments to distributors as reflected in our consolidated balance sheet. The amount of the advance credit as of January 6, 2008 was $6.2 million.

• Inventories

Our net inventories were $35.6 million at the end of 2007 compared with $39.2 million at the end of 2006. We continue to hold material from “last time buy” inventory purchases made in 2003, 2005 and 2007 from two wafer manufacturers for some of our mature product families. Last time buys occur when a wafer supplier is about to shut down the manufacturing line used to make a product and we believe that our then-current inventories are insufficient to meet foreseeable future demand. Inventory purchased in last time buy transactions is evaluated on an ongoing basis for indications of excess or obsolescence based on rates of actual sell through, expected future demand for those products, and any other qualitative factors that may indicate the existence of excess or obsolete inventory.

Inventory at January 6, 2008 and December 31, 2006, included $3.4 million and $1.9 million, respectively, of inventory purchased in last time buys. During 2007, we recorded a write down against last time buy inventory of $2.2 million. No write down of last time buy material had been recorded in 2006. Inventory days of supply, based on fourth quarter cost of sales, decreased from 174 days at the end of 2006 to 139 days at the end of 2007.

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

• Property and Equipment

Our net property and equipment was $25.4 million at the end of 2007 compared with $22.8 million at the end of 2006. We invested $13.0 million in property and equipment in 2007 compared with $8.7 million in 2006. Capital expenditures during the past two years have been primarily for engineering, manufacturing, and office equipment. Depreciation of property and equipment was $10.4 million in 2007 compared with $9.8 million in 2006.

• Goodwill

Our net goodwill was $30.2 million at the end of both 2007 and 2006. There was a slight decrease in goodwill as a result of the realization of certain net operating loss carryforwards associated with the Company’s fiscal 2000 acquisition of Gatefield. We had originally established a valuation allowance for a portion of the net operating loss carryforwards acquired in connection with the acquisition of Gatefield. To the extent such valuation allowance is subsequently reversed as a result of the realization of the deferred tax asset, SFAS No. 109 requires that the offsetting credit is recognized first as a reduction of goodwill.

Goodwill is recorded when consideration paid in an acquisition exceeds the fair value of the net tangible and intangible assets acquired. We account for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which addresses the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition. Under SFAS No. 142, we do not amortize goodwill, but instead test for impairment annually or more frequently if certain events or changes in circumstances indicate that the carrying value may not be recoverable. We completed our annual goodwill impairments tests during the fourth quarters of 2007 and 2006, and noted no indicators of impairment.

• Other Assets

Our other assets, net were $19.4 million at the end of 2007 compared with $19.8 million at the end of 2006. The decrease was due primarily to a decrease of $1.6 million in license agreements partially off-set by $1.1 million increase in deferred compensation plan assets.

• Current Liabilities

Our total current liabilities were $58.1 million at the end of 2007 compared with $67.5 million at the end of 2006. The decrease was due primarily to decreases in accrued license agreements of $4.2 million and decreases in other liabilities of $3.2 million.

• Shareholders’ Equity

Shareholders’ equity was $291.5 million at the end of 2007 compared with $290.6 million at the end of 2006. The increase in 2007 included $7.5 million of stock-based compensation partially offset by a net loss of $2.9 million, a cumulative effect recorded upon the adoption of the Emerging Issues Task Force (“EITF”) Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences” of $2.5 million, net of tax, and $2.8 million of tax withholdings on restricted stock partially off-set by $0.3 million in receipts of price differentials on remeasured options.

Impact of Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is applicable for Actel in the first quarter of fiscal year 2008. We are evaluating the impact of adopting SFAS 157 on our consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-1 (“FSP FAS 157-1”), “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13” and FASB Staff Position No. FAS 157-2 (“FSP FAS 157-2”), “Effective Date of FASB Statement No. 157.” FSP FAS 157-1 amends SFAS No. 157 to exclude from its scope SFAS No. 13 and other pronouncements that address fair value measurements for purposes of lease classification or measurement. The scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value (including assets and liabilities not related to leases). FSP FAS 157-2 delays by one year the effective date of SFAS No. 157 for certain types of nonfinancial assets and nonfinancial liabilities for fiscal years beginning after November 15, 2008. The guidance in FSP FAS 157-1 and FSP FAS 157-2 is effective upon initial adoption of SFAS No. 157, which is the first quarter of fiscal year 2008 for us.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS 159 permits entities to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007 and is applicable for Actel in the first quarter of fiscal 2008. We are currently evaluating the impact, if any, of the adoption of SFAS 159 on our consolidated financial statements.

In June 2007, the FASB ratified EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). The Task Force reached a consensus that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. The Task Force expects a company to continue evaluating whether it expects the goods to be delivered or services to be rendered. If a company does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. EITF 07-3 is effective for financial statements issued for fiscal years beginning after December 15, 2007 and is applicable for Actel in the first quarter of fiscal year 2008. This pronouncement applies prospectively for new contractual arrangements entered into beginning in the first quarter of fiscal year 2008. We are currently evaluating the impact of adopting EITF 07-3 on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R amends how business acquisitions are accounted for. SFAS 141R is effective for fiscal years beginning after December 15, 2008, and will be adopted by Actel in the first quarter of fiscal 2009. We are currently evaluating the impact, if any, of the adoption of SFAS 141R on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, and will be applicable to Actel in the first quarter of fiscal year 2009. We are currently evaluating the impact, if any, of the adoption of SFAS 160 on our consolidated financial statements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosure of contingent assets and liabilities. The U.S. Securities and Exchange Commission has defined critical accounting policies as those that are most important to the portrayal of our financial condition and results and also require us to make the most difficult, complex and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Based upon this definition, our most critical policies include revenue recognition, inventories, stock-based compensation, legal matters and income taxes. These policies, as well as the estimates and judgments involved, are discussed below. We also have other key accounting policies that either do not generally require us to make estimates and judgments that are as difficult or as subjective or they are less likely to have a material impact on our reported results of operations for a given period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates. In addition, if these estimates or their related assumptions change in the future, it could result in material expenses being recognized on the income statement.

• Revenues

We sell our products to OEMs and to distributors who resell our products to OEMs or their contract manufacturers. We recognize revenue on products sold to our OEMs upon shipment. Because sales to our distributors are generally made under agreements allowing for price adjustments, credits, and right of return under certain circumstances, we generally defer recognition of revenue on products sold to distributors until the products are resold by the distributor and price adjustments are determined, at which time our final net sales price is fixed. Deferred revenue net of the corresponding deferred cost of sales are recorded in the caption “deferred income on shipments to distributors” in the liability section of the consolidated balance sheet. Deferred income effectively represents the gross margin on the sale to the distributor, however, the amount of gross margin we recognize in future periods will be less than the originally recorded deferred income as a result of negotiated price concessions. Distributors resell our products to end customers at various negotiated price points which vary by end customer, product, quantity, geography and competitive pricing environments. When a distributors’ resale is priced at a discount from list price, we credit back to the distributor a portion of their original purchase price after the resale transaction is complete. Thus, a portion of the deferred income on shipments to distributors balance will be credited back to the distributor in the future. Based upon historical trends and inventory levels on hand at each of our distributors as of January 6, 2008, we estimate that approximately $13.8 million of the deferred income on shipments to distributors on the Company’s balance sheet as of January 6, 2008, will be credited back to the distributors in the future. These amounts will not be recognized as revenue and gross margin in our Statement of Operations. Since we expect our distributors to “turn” their inventory balances five to six times a year, we expect that a majority of the inventory held by our distributors at the end of any quarter will be resold to end customers over the next two quarters.

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

Our inventory valuation policies also take into consideration “last time buy” inventory purchases. Last time buys occur when a wafer supplier is about to shut down the manufacturing line used to make a product and we believe that our then current inventories are insufficient to meet foreseeable future demand. We made last time buys of certain products from our wafer suppliers in 2003, 2005 and 2007. Since this inventory was not acquired to meet current demand, we apply a discrete write down policy for inventory purchased in last time buy transactions and the related inventory are excluded from the standard excess and obsolescence write down policy. Inventory purchased in last time buy transactions will be evaluated on an ongoing basis for indications of excess or obsolescence based on rates of actual sell through; expected future demand for those products over a longer time horizon; and any other qualitative factors that may indicate the existence of excess or obsolete inventory. Evaluations of last time buy inventory in 2007 resulted in write-downs of $2.2 million. No write-downs of last time buy material had been recorded in 2006. These write-downs were taken because actual sell through results did not meet expectations or estimations of expected future demand.

• Legal Matters and Loss Contingencies

From time to time we are notified of claims, including claims that we may be infringing patents owned by others, or otherwise become aware of conditions, situations, or circumstances involving uncertainty as to the existence of a liability or the amount of a loss. When probable and reasonably estimable, we make provisions for estimated liabilities. As we sometimes have in the past, we may settle disputes and/or obtain licenses under patents that we are alleged to infringe. We can offer no assurance that any pending or threatened claim or other loss contingency will be resolved or that the resolution of any such claim or contingency will not have a materially adverse effect on our business, financial condition, and/or results of operations. Our failure to resolve a claim could result in litigation or arbitration, which can result in significant expense and divert the efforts of our technical and management personnel, whether or not determined in our favor. Actel is a nominal defendant in a consolidated shareholder derivative action filed in the United States District Court for the Northern District of California against certain current and former officers and Directors. The Company and the individual defendants intend to defend these cases vigorously. In addition, our evaluation of the impact of these claims and contingencies could change based upon new information. Subject to the foregoing, we do not believe that the resolution of any pending or threatened legal claim or loss contingency is likely to have a materially adverse effect on our financial position as of January 6, 2008, or results of operations or cash flows for the fiscal year then ended.

• Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. We evaluate annually the realizability of our deferred tax assets by assessing our valuation allowance and, if necessary, we adjust the amount of such allowance. The factors used to assess the likelihood of realization include our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. We assessed our deferred tax assets at the end of 2007 and determined that it was more likely than not that we would be able to realize approximately $35.4 million of net deferred tax assets based upon our forecast of future taxable income and other relevant factors.

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

The Company recorded $7.9 million and $11.0 million of stock-based compensation expense for the years ended January 6, 2008 and December 31, 2006, respectively. As required by SFAS 123(R), management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. As of January 6, 2008, the total compensation cost related to options and nonvested stock granted to employees under the Company’s stock option plans but not yet recognized was approximately $11.4 million, net of estimated forfeitures of approximately $1.0 million. This cost will be amortized over a weighted-average period of 2.51 years and will be adjusted for subsequent changes in estimated forfeitures. As of January 6, 2008, the total compensation cost related to options to purchase shares of the Company’s common stock under the ESPP but not yet recognized was approximately $0.2 million. This cost will be amortized over a weighted-average period of 0.14 years.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of January 6, 2008, our investment portfolio consisted primarily of asset backed obligations, corporate bonds, floating rate notes, and federal and municipal obligations. The principal objectives of our investment activities are to preserve principal, meet liquidity needs, and maximize yields. To meet these objectives, we invest excess liquidity only in high credit quality debt securities with average maturities of less than two years. We also limit the percentage of total investments that may be invested in any one issuer. Corporate investments as a group are also limited to a maximum percentage of our investment portfolio.

Our investments in debt securities, which totaled $159.1 million at January 6, 2008, are subject to interest rate risk. An increase in interest rates could subject us to a decline in the market value of our investments. These risks are mitigated by our ability to hold these investments for a period of time sufficient to recover the carrying value of the investment which may not be until maturity. A hypothetical 100 basis point increase in interest rates compared with interest rates at January 6, 2008, and December 31, 2006, would result in a reduction of approximately $2.1 million and $2.4 million in the fair value of our available-for-sale debt securities held at January 6, 2008, and December 31, 2006, respectively.

The potential changes noted above are based upon sensitivity analyses performed on our financial position at January 6, 2008. Actual results may differ materially.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ACTEL CORPORATION

CONSOLIDATED BALANCE SHEETS

	Jan. 6,	Dec. 31,
	2008	2006
	(In thousands, except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$30,119	$33,699
Short-term investments	152,609	124,022
Accounts receivable, net	18,116	22,017
Inventories	35,587	39,203
Deferred income taxes	19,350	30,389
Prepaid expenses and other current assets	10,259	9,492

Total current assets	266,040	258,822
Long-term investments	6,442	34,234
Property and equipment, net	25,417	22,770
Goodwill	30,197	30,209
Deferred income taxes	16,082	3,055
Other assets, net	19,438	19,832

	$363,616	$368,922

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,972	$15,799
Accrued compensation and employee benefits	6,181	5,984
Accrued licenses	4,927	9,098
Other accrued liabilities	3,941	7,366
Deferred income on shipments to distributors	26,109	29,297

Total current liabilities	58,130	67,544
Deferred compensation plan liability	5,479	4,428
Deferred rent liability	1,417	1,367
Accrued sabbatical compensation	3,380	—
Other long-term liabilities, net	3,718	4,967

Total liabilities	72,124	78,306
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.001 par value per share; 4,500,000 shares authorized; 1,000,000 issued and converted to common stock; and none outstanding	—	—
Series A Preferred stock, $.001 par value per share; 500,000 shares authorized; none issued or outstanding	—	—
Common Stock, $.001 par value; 55,000,000 shares authorized; 26,516,850 shares issued and outstanding at January 6, 2008 and December 31, 2006	26	26
Additional paid-in capital	231,491	226,443
Retained earnings	59,189	64,578
Accumulated other comprehensive income (loss)	786	(431)

Total shareholders’ equity	291,492	290,616

	$363,616	$368,922

See Notes to Consolidated Financial Statements

ACTEL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended,
	Jan. 6, 2008	Dec. 31, 2006	Jan. 1, 2006
	(In thousands, except per share amounts)

Net revenues	$197,043	$191,499	$178,947
Costs and expenses:
Cost of revenues	82,363	75,618	73,282
Research and development	63,726	56,926	48,242
Selling, general, and administrative	63,053	67,959	49,649
Amortization of acquisition-related intangibles	—	15	1,908

Total costs and expenses	209,142	200,518	173,081

Income (loss) from operations	(12,099)	(9,019)	5,866
Interest income and other, net of expense	8,607	7,128	3,912

Income (loss) before tax provision (benefit)	(3,492)	(1,891)	9,778
Tax provision (benefit)	(588)	264	2,742

Net income (loss)	$(2,904)	$(2,155)	$7,036

Net income (loss) per share:
Basic	$(0.11)	$(0.08)	$0.28

Diluted	$(0.11)	$(0.08)	$0.28

Shares used in computing net income (loss) per share:
Basic	26,888	26,106	25,277

Diluted	26,888	26,106	25,545

See Notes to Consolidated Financial Statements

ACTEL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND ACCUMULATED OTHER
COMPREHENSIVE INCOME/(LOSS)

					Accumulated
		Additional	Deferred		Other	Total
	Common	Paid-in	Stock	Retained	Comprehensive	Shareholders’
	Stock	Capital	Compensation	Earnings	Income (Loss)	Equity
	(In thousands, except share amounts)

Balance at January 2, 2005	$25	$203,695	$(255)	$64,791	$(440)	$267,816

Net income	—	—		7,036	—	7,036
Other comprehensive income (loss):
Change in unrealized loss on investments	—	—	—	—	(300)	(300)

Total comprehensive income						6,736
Adjustment for stock-based compensation expense associated with remeasured grants	—	186	—	—	—	186
Other adjustments for stock-based compensation expense	—	(431)	—	—	—	(431)
Reversal of unearned compensation expense due to expiration of options	—	646	—	—	—	646
Tax impact of stock-based compensation	—	(88)	—	—	—	(88)
Reversal of unearned stock-based compensation expense due to employee terminations, net	—	(192)	192	—	—	—
Issuance of 951,835 shares of Common Stock under employee stock plans	1	10,987	—	—	—	10,988
Repurchase of 627,500 shares of Common Stock	—	(4,702)	—	(5,094)	—	(9,796)

Balance at January 1, 2006	26	210,101	(63)	66,733	(740)	276,057

Net loss	—	—	—	(2,155)	—	(2,155)
Other comprehensive income (loss):
Change in unrealized loss on investments	—	—	—	—	309	309

Total comprehensive loss						(1,846)
Stock-based compensation	—	11,256	—	—	—	11,256
Reversal of deferred tax assets upon cancellation of options	—	(2,054)	—	—	—	(2,054)
Issuance of 906,380 shares of Common Stock under employee stock plans	—	9,437	—	—	—	9,437
Tax withholding on restricted stock	—	(2,234)	—	—	—	(2,234)
Reversal of unearned stock-based compensation upon adoption of SFAS No. 123(R)	—	(63)	63	—	—	—

Balance at December 31, 2006	26	226,443	—	64,578	(431)	290,616

Net loss	—	—	—	(2,904)	—	(2,904)
Other comprehensive income (loss):
Change in unrealized gain/loss on investments	—	—	—	—	1,217	1,217

Total comprehensive loss						(1,687)
Cumulative effect — adoption of EITF 06-2, net of tax	—	—	—	(2,485)	—	(2,485)
Stock-based compensation	—	7,508	—	—	—	7,508
Tax withholding on restricted stock	—	(2,798)	—	—	—	(2,798)
Receipt of price differential for remeasured options	—	338	—	—	—	338

Balance at January 6, 2008	$26	$231,491	$—	$59,189	$786	$291,492

See Notes to Consolidated Financial Statements

ACTEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended,
	Jan. 6, 2008	Dec. 31, 2006	Jan. 1, 2006
	(In thousands)

Operating activities:
Net income (loss)	$(2,904)	$(2,155)	$7,036
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,373	9,782	11,033
Stock compensation cost recognized	7,872	10,990	(233)
Wafer prepayment charge	3,700	—	—
Changes in operating assets and liabilities:
Accounts receivable	3,901	3,270	(8,854)
Inventories	3,491	(1,564)	3,846
Deferred income taxes	(1,210)	(434)	2,187
Prepaid expenses and other current assets	(767)	(938)	(2,446)
License agreements and other long-term assets	(1,909)	(5,627)	(7,894)
Accounts payable, accrued compensation and employee benefits, and other accrued liabilities	(8,595)	10,159	11,992
Deferred income on shipments to distributors	(3,188)	1,046	5,918

Net cash provided by operating activities	10,764	24,529	22,585
Investing activities:
Purchases of property and equipment	(13,020)	(8,678)	(10,180)
Purchases of available-for-sale securities	(44,264)	(145,200)	(72,252)
Sales and maturities of available-for-sale securities	45,479	131,731	75,767
Changes in other long term assets	(79)	81	516

Net cash used in investing activities	(11,884)	(22,066)	(6,149)
Financing activities:
Issuance of Common Stock under employee stock plans	—	9,437	10,988
Tax withholding on Restricted Stock	(2,798)	(2,234)	—
Receipt of price differential for remeasured options	338	—	—
Repurchase of Common Stock	—	—	(9,796)

Net cash provided by (used in) financing activities	(2,460)	7,203	1,192
Net increase (decrease) in cash and cash equivalents	(3,580)	9,666	17,628
Cash and cash equivalents, beginning of year	33,699	24,033	6,405

Cash and cash equivalents, end of year	$30,119	$33,699	$24,033

Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$428	$510	$435
Supplemental schedule of non-cash activities:
Accrual of long-term license agreements	$3,451	$9,557	$10,678

See Notes to Consolidated Financial Statements

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

The leading supplier of nonvolatile solutions, Actel Corporation, founded in California in 1985, designs, develops, and markets Flash- and antifuse-based field-programmable gate arrays (“FPGAs”) for a wide range of applications within the aerospace, automotive, avionics, communications, consumer, industrial, medical, and military markets. In support of its FPGA devices, the company also offers design and development software, intellectual property (“IP”) cores, programming hardware, debugging tool kits and demonstration boards, design services, field engineering and technical support. We sell our products globally through a worldwide, multi-tiered sales and distribution network.

Basis of Presentation

The consolidated financial statements include the accounts of Actel Corporation and our wholly owned subsidiaries. We use the U.S. Dollar as the functional currency in our foreign operations. Assets and liabilities that are not denominated in the functional currency are remeasured into U.S. dollars, and the resulting gains or losses are included in interest income and other, net of expense. All intercompany accounts and transactions have been eliminated in consolidation.

Our fiscal year ends on the first Sunday after December 30th. Fiscal 2007 ended on January 6, 2008, fiscal 2006 ended on December 31, 2006, and fiscal 2005 ended on January 1, 2006. Fiscal 2007 consisted of 53 weeks while fiscal 2006 and fiscal 2005 consisted of 52 weeks each.

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

Advertising and Promotion Costs

Our policy is to expense advertising and promotion costs as they are incurred. Our advertising and promotion expenses were approximately $3.4 million in 2007, $3.4 million in 2006 and $3.4 million in 2005 and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In accordance with SFAS No. 115, if a decline in value below cost is determined to be other than temporary, the unrealized losses will be recorded as expense in the period when that determination is made. In the absence of other overriding factors, we consider a decline in market value to be other than temporary when a publicly traded stock or a debt security has traded below book value for a consecutive six-month period. If an investment continues to trade below book value for more than six months, and mitigating factors such as general economic and industry specific trends including the creditworthiness of the issuer are not present this investment would be evaluated for impairment and written down to a balance equal to the estimated fair value at the time of impairment, with the amount of the write-down realized as expense on the income statement. If management concludes it has the intent and ability as necessary, to hold such securities for a period of time sufficient to allow for an anticipated recovery of fair value up to the cost of the investment, and the issuers of the securities are creditworthy, no other-than-temporary impairment is deemed to exist and the investment may be classified as long-term. No impairment charges were recorded for 2007, 2006 or 2005.

We maintain trading assets to generate returns that offset changes in liabilities related to our deferred compensation plan. The trading assets consist of insurance contracts, which are stated at fair value, and our Common Stock contributed to the plan by participants, which is stated at historical value. Recognized gains and losses are included in interest income and other, net of expense, and generally offset the change in the deferred compensation liability, which is also included in interest income and other, net of expense. Net losses on the trading asset portfolio were $0.1 million in 2007, and $0.2 million in 2006 and $0.1 million in 2005. The deferred compensation assets, included under other assets in the consolidated balance sheets, were $5.2 million in 2007, $4.1 million in 2006 and $3.3 million in 2005 and the deferred compensation liabilities were $5.5 million, $4.4 million, and $3.7 million, respectively, in those years.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, short-term and long-term investments, and trade receivables. We limit our exposure to credit risk by investing excess liquidity only in securities of A, A1, or P1 grade. We are exposed to credit risks in the event of default by the financial institutions or issuers of investments to the extent of amounts recorded on the balance sheet.

We sell our products to customers in diversified industries. We are exposed to credit risks in the event of non-payment by customers to the extent of amounts recorded on the balance sheet. We limit our exposure to credit risk by performing ongoing credit evaluations of our customers’ financial condition and generally require no collateral. We are exposed to credit risks in the event of insolvency by our customers and manage such exposure to accounting losses by limiting the amount of credit extended whenever deemed necessary. Our distributors accounted for approximately 77% of our revenues in 2007, 77% of our revenues in 2006 and 64% in 2005. During 2003, we consolidated our distribution channel by terminating our agreement with Pioneer, leaving Memec as our sole distributor in North America. During 2005, Avnet, Inc. (“Avnet”) acquired Memec Group Holdings Ltd. (“Memec”) in a stock and cash transaction. Avnet accounted for 40% of our net revenues in 2007 and 2006. The loss of Avnet as

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a distributor could have a material adverse effect on our business, financial condition and results of operations. We had no single end customer accounting for greater than 10% of net revenues in 2007, 2006 or 2005.

As of January 6, 2008, we had accounts receivable totaling $18.1 million, net of an allowance for doubtful accounts of $0.7 million. Of the $18.1 million in net accounts receivable, Avnet accounted for 39%. If sales levels were to increase the level of receivables would likely also increase. In the event that customers were to delay their payments to us, the levels of accounts receivable would also increase. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is based on past payment history with the customer, analysis of the customer’s current financial condition, outstanding invoices older than 90 days, and other known factors. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required and our operating results would be negatively impacted.

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

Fair Value of Financial Instruments

We use the following methods and assumptions in estimating our fair value disclosures for financial instruments:

•	Accounts Payable and Accrued Liabilities

The carrying amount reported in the balance sheets for accounts payable approximates fair value because of relatively short payment terms.

•	Cash and Cash Equivalents

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

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sabbatical Leave

In June, 2006, the FASB ratified the consensus reached in EITF Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences”. This consensus provides that sabbatical leave or other similar benefits provided to an employee should be considered to accumulate over the service period as described in FASB Statement No. 43. This EITF was effective for fiscal years beginning after December 15, 2006 and was adopted by Actel in the first quarter of fiscal 2007. Actel recorded a $2.5 million cumulative adjustment, net of tax, to decrease the January 1, 2007 balance of retained earnings.

Impact of Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is applicable for Actel in the first quarter of fiscal year 2008. We are evaluating the impact of adopting SFAS 157 on our consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-1 (“FSP FAS 157-1”), “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13” and FASB Staff Position No. FAS 157-2 (“FSP FAS 157-2”), “Effective Date of FASB Statement No. 157.” FSP FAS 157-1 amends SFAS No. 157 to exclude from its scope SFAS No. 13 and other pronouncements that address fair value measurements for purposes of lease classification or measurement. The scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value (including assets and liabilities not related to leases). FSP FAS 157-2 delays by one year the effective date of SFAS No. 157 for certain types of nonfinancial assets and nonfinancial liabilities for fiscal years beginning after November 15, 2008. The guidance in FSP FAS 157-1 and FSP FAS 157-2 is effective upon initial adoption of SFAS No. 157, which is the first quarter of fiscal year 2008 for us.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS 159 permits entities to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007 and is applicable for Actel in the first quarter of fiscal 2008. We are currently evaluating the impact, if any, of the adoption of SFAS 159 on our consolidated financial statements.

In June 2007, the FASB ratified EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). The Task Force reached a consensus that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. The Task Force expects a company to continue evaluating whether it expects the goods to be delivered or services to be rendered. If a company does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. EITF 07-3 is effective for financial statements issued for fiscal years beginning after December 15, 2007 and is applicable for Actel in the first quarter of fiscal year 2008. This pronouncement applies prospectively for new contractual arrangements entered into beginning in the first quarter of fiscal year 2008. We are currently evaluating the impact of adopting EITF 07-3 on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R amends how business acquisitions are accounted for. SFAS 141R is effective for fiscal years beginning

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

after December 15, 2008, and will be adopted by Actel in the first quarter of fiscal 2009. We are currently evaluating the impact, if any, of the adoption of SFAS 141R on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, and will be applicable to Actel in the first quarter of fiscal year 2009. We are currently evaluating the impact, if any, of the adoption of SFAS 160 on our consolidated financial statements.

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

We made “last time buys” of certain products from our wafer suppliers during 2003, 2005 and 2007. Our inventory valuation policy has been designed to take into consideration last time buy inventory purchases. Last time buys occur when a wafer supplier is about to shut down the manufacturing line used to make a product and current

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

inventories are insufficient to meet foreseeable future demand. Since this inventory was not acquired to meet current demand, we did not believe the application of our existing inventory write down policy was appropriate, so a discrete write down policy was established for inventory purchased in last time buy transactions. As a consequence, these transactions and the related inventory are excluded from our standard excess and obsolescence write down policy. Inventory purchased in last time buy transactions is evaluated on an ongoing basis for indications of excess or obsolescence based on rates of actual sell through; expected future demand for those products over a longer time horizon; and any other qualitative factors that may indicate the existence of excess or obsolete inventory. In the event that actual sell through does not meet expectations and estimations of expected future demand decrease, last time buy inventory may be written down. Evaluations of last time buy inventory resulted in a write down of $2.2 million in 2007 and $0.3 million in 2005 of last time buy material. No write down of last time buy material had been recorded in 2006. Approximately $3.4 million and $1.9 million related to last time buy purchases was included in inventory on the balance sheet at year end 2007 and 2006 respectively.

Legal Matters and Loss Contingencies

From time to time we are notified of claims, including claims that we may be infringing patents owned by others, or otherwise become aware of conditions, situations, or circumstances involving uncertainty as to the existence of a liability or the amount of a loss. When probable and reasonably estimable, we make provisions for estimated liabilities. As we sometimes have in the past, we may settle disputes and/or obtain licenses under patents that we are alleged to infringe. We can offer no assurance that any pending or threatened claim or other loss contingency will be resolved or that the resolution of any such claim or contingency will not have a materially adverse effect on our business, financial condition, and/or results of operations. Our failure to resolve a claim could result in litigation or arbitration, which can result in significant expense and divert the efforts of our technical and management personnel, whether or not determined in our favor. Actel is a nominal defendant in a consolidated shareholder derivative action filed in the United States District Court for the Northern District of California against certain current and former officers and Directors. The Company and the individual defendants intend to defend these cases vigorously. In addition, our evaluation of the impact of these claims and contingencies could change based upon new information. Subject to the foregoing, we do not believe that the resolution of any pending or threatened legal claim or loss contingency is likely to have a materially adverse effect on our financial position as of January 6, 2008, or results of operations or cash flows for the fiscal year then ended.

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

Revenue Recognition

We sell our products to OEMs and to distributors who resell our products to OEMs or their contract manufacturers. We recognize revenue on products sold to our OEMs upon shipment. Revenues generated by the Protocol Design Services organization are recognized as the services are performed. Because sales to our distributors are generally made under agreements allowing for price adjustments, credits, and right of return under certain circumstances, we generally defer recognition of revenue on products sold to distributors until the products are resold by the distributor and price adjustments are determined at which time our final net sales price is fixed. Deferred revenue net of the corresponding deferred cost of sales are recorded in the caption deferred income on shipments to distributors in the liability section of the consolidated balance sheet. Deferred income effectively represents the gross

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

margin on the sale to the distributor, however, the amount of gross margin we recognize in future periods will be less than the originally recorded deferred income as a result of negotiated price concessions. Distributors resell our products to end customers at various negotiated price points which vary by end customer, product, quantity, geography and competitive pricing environments. When a distributors’ resale is priced at a discount from list price, we credit back to the distributor a portion of their original purchase price after the resale transaction is complete. Thus, a portion of the deferred income on shipments to distributors balance will be credited back to the distributor in the future. Based upon historical trends and inventory levels on hand at each of our distributors as of January 6, 2008, we currently estimate that approximately $13.8 million of the deferred income on shipments to distributors on the Company’s balance sheet as of January 6, 2008, will be credited back to the distributors in the future. These amounts will not be recognized as revenue and gross margin in our Statement of Operations. Since we expect our distributors to “turn” their inventory balances five to six times a year, we expect that a majority of the inventory held by our distributors at the end of any quarter will be resold to end customers over the next two quarters.

Revenue recognition depends on notification from the distributor that product has been resold. This reported information includes product resale price, quantity, and end customer information as well as inventory balances on hand. Our revenue reporting is dependent on us receiving timely and accurate data from our distributors. In determining the appropriate amount of revenue to recognize, we use this data from our distributors and apply judgment in reconciling differences between their reported inventory and sell through activities. Because of the time involved in collecting, assimilating and analyzing the data provided by our distributors, we receive actual sell through revenue one month in arrears. This practice requires us to make an estimate of one month’s distributor sell through activity at the end of each fiscal quarter. This estimate is adjusted the following month to reflect actual sell through activity reported by our distributors.

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

Stock-Based Compensation

Adoption of SFAS 123(R)

Effective January 2, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), using the modified-prospective transition method. Under this transition method, stock-based compensation cost recognized for the years ended January 6, 2008 and December 31, 2006, includes: (a) compensation cost for all unvested stock-based awards as of January 2, 2006, that were granted prior to January 2, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all stock-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value — The fair values of the Company’s stock options granted to employees for the years ended January 6, 2008 and December 31, 2006, were estimated using the following weighted- average assumptions:

	Jan, 6, 2008	Dec. 31, 2006

Option Plan Shares
Expected term (in years)	4.72	4.65
Volatility	42.3%	44.4%
Risk-free interest rate	4.0%	4.5%
Estimated forfeitures	3%	3%
Weighted-average fair value	$4.90	$7.22
ESPP Shares
Expected term (in years)	—	1.27
Volatility	—	32.0%
Risk-free interest rate	—	4.6%
Estimated forfeitures	—	3%
Weighted-average fair value	—	$4.07

As a result of the stock option investigation and related employee trading black-out period, during the fourth quarter of fiscal 2006 the Company suspended further contributions to the ESPP and refunded all contributions remaining in the plan. The ESPP remained suspended throughout the fiscal year ended January 6, 2008.

During the fourth fiscal quarter of 2005, the Company accelerated the vesting of unvested stock options previously granted under its stock option plans that had an exercise price greater than or equal to $19.73 per share that were held by employees located outside the United States. Unvested options to purchase approximately 91,400 shares became exercisable as a result of the vesting acceleration. The affected stock options have exercise prices ranging from $19.73 to $25.56 per share and a weighted average exercise price of $22.02 which is significantly above the current fair value of the stock. The affected options included no options held by the Company’s executive officers. The primary purpose of the accelerated vesting was to enable the Company to avoid recognizing in its consolidated statement of operations compensation expense associated with these options in future periods upon adoption of SFAS No. 123(R) in the first quarter of 2006.

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

	Stock
Year Ended January 1, 2006	Options	ESPP

Expected life of options (years)	3.90	1.29
Expected stock price volatility	51%	48%
Risk-free interest rate	3.7%	3.7%

The weighted-average fair value per share of options granted during 2005 was $6.57. The weighted-average fair value per share of ESPP rights granted during 2005 was $5.35.

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following pro forma net loss per share were determined as if we had accounted for employee stock-based compensation for our employee stock plans under the fair value method prescribed by FAS 123 for the year ended January 1, 2006 (in thousands, except per share amounts).

Net income as reported	$7,036
Add back:
Stock-based compensation included in reported net income, net of tax	(149)
Less:
Total stock-based employee compensation expense determined under the fair value method for all awards, net of tax	(12,514)

Pro forma net loss	$(5,627)

Net income per share as reported:
Basic	$0.28

Diluted	$0.28

Pro forma net loss per share:
Basic	$(0.22)

Diluted	$(0.22)

Reclassifications

Certain amounts from prior years have been reclassified in the Consolidated Balance Sheet to conform to the current year presentation.

2.	Balance Sheet Detail

	Jan. 6, 2008	Dec. 31, 2006
	(In thousands)

Accounts receivable:
Trade accounts receivable	$18,810	$22,631
Allowance for doubtful accounts	(694)	(614)

	$18,116	$22,017

We sell our products to distributors who resell our products to OEMs or their contract manufacturers. Our payment terms generally require the distributor to settle amounts owed to us based on list price, which typically may be in excess of their ultimate cost as a result of agreements with the distributors allowing for price adjustments and credits. Accordingly, when a distributors’ resale is priced at a discount from list price, we credit back to the distributor a portion of their original purchase price, usually within 30 days after the resale transaction has been reported to the Company. This practice has an adverse impact on the working capital of our distributors since they are required to pay the full list price to Actel and receive a subsequent discount only after the product has been sold to a third party. As a consequence, beginning in the third quarter of fiscal 2007, we have entered into written business arrangements with certain distributors whereby we issue advance credits to the distributors to minimize the adverse impact on the distributor’s working capital. The advance credits are updated and settled on a quarterly basis. The advance credits have no impact on our revenue recognition since revenue from distributors is not recognized until the distributor sells the product but the advance credits do reduce our accounts receivable and our deferred income on shipments to distributors as reflected in our consolidated balance sheet. The amount of the advance credit as of January 6, 2008 was $6.2 million.

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Jan. 6, 2008	Dec. 31, 2006
	(In thousands)

Inventories:
Purchased parts and raw materials	$7,185	$7,537
Work-in-process	17,253	21,336
Finished goods	11,149	10,330

	$35,587	$39,203

Property and equipment:
Equipment	$93,068	$81,294
Furniture and fixtures	2,762	2,729
Leasehold improvements	4,060	3,752

	99,890	87,775
Accumulated depreciation	(74,473)	(65,005)

	$25,417	$22,770

Depreciation expense was approximately $10.4 million in 2007, $9.8 million in 2006 and $9.1 million in 2005, and is included with amortization expense in the Consolidated Statements of Cash Flows.

Goodwill:

Our net goodwill was $30.2 million at the end of both 2007 and 2006. There was a slight decrease in goodwill as a result of the realization of certain net operating loss carryforwards associated with the Company’s fiscal 2000 acquisition of Gatefield. We had originally established a valuation allowance for a portion of the net operating loss carryforwards acquired in connection with the acquisition of Gatefield. To the extent such valuation allowance is subsequently reversed as a result of the realization of the deferred tax asset, FAS 109 requires that the offsetting credit is recognized first as a reduction of goodwill.

	Jan. 6, 2008	Dec. 31, 2006
	(In thousands)

Other Assets:
Prepaid long-term license fees	$13,857	$13,584
Deferred compensation plan assets	5,187	4,104
Identifiable intangible assets from acquisitions	12,728	12,728
Acquired patents	1,842	1,842
Other	394	2,144

Subtotal	34,008	34,402
Less accumulated amortization	(14,570)	(14,570)

	$19,438	$19,832

Identified intangible assets as of January 6, 2008 and December 31, 2006, consisted of the following:

	Gross	Accumulated
	Assets	Amortization	Net
	(In thousands)

Acquisition-related developed technology	$11,454	$(11,454)	$—
Other acquisition-related intangibles	1,274	(1,274)	—
Acquired patents	1,842	(1,842)	—

Total identified intangible assets	$14,570	$(14,570)	$—

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense related to identifiable intangible assets was $0 and $15,000 for fiscal 2007 and 2006, respectively. All identifiable intangible assets had been fully amortized as of December 31, 2006.

3.	Financial Instruments

The following is a summary of available-for-sale securities at January 6, 2008 and December 31, 2006:

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Values
	(In thousands)

January 6, 2008
Money market mutual funds	$9,345	$—	$—	$9,345
Asset backed obligations	33,786	149	(106)	33,829
Corporate bonds	68,106	602	(165)	68,543
U.S. Treasury obligations	2,809	90	—	2,899
U.S. government agency securities	47,074	666	—	47,740
Floating rate notes	3,499	22	—	3,521
Municipal obligations	2,497	22	—	2,519

Total available-for-sale securities	$167,116	$1,551	$(271)	$168,396

Included in cash and cash equivalents				$9,345
Included in short term investments				152,609
Included in long term investments				6,442

Total available-for-sale securities				$168,396

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Values
	(In thousands)

December 31, 2006
Money market mutual funds	$337	$—	$—	$337
Asset backed obligations	27,755	1	(42)	27,714
Corporate bonds	64,788	19	(413)	64,394
U.S. Treasury obligations	32,896	—	(155)	32,741
U.S. government agency securities	14,431	11	(79)	14,363
Floating rate notes	10,589	10	(30)	10,569
Municipal obligations	8,527	—	(52)	8,475

Total available-for-sale securities	$159,323	$41	$(771)	$158,593

Included in cash and cash equivalents				$337
Included in short term investments				124,022
Included in long term investments				34,234

Total available-for-sale securities				$158,593

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of available-for-sale securities that were in an unrealized loss position as of January 6, 2008:

	Aggregate	Aggregate
	Value of	Fair Value
	Unrealized	of
	Loss	Investments
	(In thousands)

Unrealized loss position for less than twelve months	$(177)	$9,639
Unrealized loss position for greater than twelve months	$(94)	$26,931

Approximately $29.9 million of investment securities, representing 18% of our total investment portfolio, has been in an unrealized loss position for greater than six months. It is our intention and within our ability, as necessary, to hold these securities in an unrealized loss position for a period of time sufficient to allow for an anticipated recovery of fair value up to (or greater than) the cost of the investment. In addition, we have assessed the creditworthiness of the issuers of the securities and have concluded that based upon all these factors that other-than-temporary impairment of these securities does not exist at January 6, 2008. At January 6, 2008 and December 31, 2006, we classified $6.4 million and $34.2 million, respectively of the investments we intend to hold to recovery as long-term because these investment securities carry maturity dates greater than twelve months from the balance sheet date.

The adjustments to unrealized gains (losses) on investments, net of taxes, included as a separate component of shareholders’ equity totaled approximately $1.2 million for the year ended January 6, 2008, $0.3 million for the year ended December 31, 2006, and ($0.3) million for the year ended January 1, 2006. See Note 7 for information regarding other comprehensive income (loss). Net realized gains and losses in 2007, 2006 and 2005 were immaterial.

The expected maturities of our investments in debt securities at January 6, 2008, are shown below. Expected maturities can differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(In thousands)

Available-for-sale debt securities:
Due in less than one year	$69,470
Due in one to five years	89,581

$159,051

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

We lease our facilities under non-cancelable lease agreements. The current primary facilities lease agreement expires in January 2014 and includes an annual increase in lease payments of three percent per year. Facilities lease expense is recorded on a straight-line basis over the term of the lease. Since cash payments in 2006 and 2007 were less than rent expense recognized on a straight-line basis we recorded a deferred rent liability of $0.1 million in 2007

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and $0.1 million in 2006. The equipment lease terms are month-to-month. Our facilities and equipment leases are accounted for as operating leases and require us to pay property taxes, insurance and maintenance, and repair costs.

Rental expense under operating leases was approximately $3.8 million for 2007, $3.9 million for 2006, and $3.8 million for 2005. Amounts amortized under licensing agreements were approximately $4.6 million in 2007, $4.2 million in 2006, and $5.3 million in 2005.

As of January 6, 2008, the Company has approximately $8.6 million of non-cancelable obligations to providers of electronic design automation software expiring at various dates through 2012. The current portion of these obligations of $4.9 million is recorded in accrued license fees and the long-term portion of these obligations of $3.7 million is recorded at net present value in “Other long-term liabilities” on the accompanying balance sheet. Interest expense implicit in to these long-term license agreements is being amortized to the income statement. We recorded $0.2 million and $0.1 million of interest expense related to these obligations in 2007 and 2006, respectively. The asset portion of these commitments of $13.9 million is recorded in the “Other assets, net” line of the balance sheet and $2.8 million is recorded in “Prepaid expenses and other current assets”.

The following represents contractual commitments associated with operating leases at January 6, 2008:

	Payments Due by Period
							2013
	Total	2008	2009	2010	2011	2012	and Later
	(In thousands)

Operating leases	$18,779	$3,305	$3,191	$3,020	$2,982	$2,969	$3,312

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

•	Contingencies

We have an irrevocable standby letter of credit in favor of Britannia Hacienda in care of Britannia Management Services in the amount of $0.5 million pursuant to the terms and conditions of the lease for our principal facilities and executive offices located in Mountain View, California. In addition, we have established an irrevocable letter of credit in favor of Matsushita Electric Industrial. Co., Ltd., one of our foundry partners, in the amount of Japanese Yen 30 million (approximately $0.3 million). Our agreement with Wells Fargo Bank under which these letters of credit were issued requires us to maintain certain financial ratios and levels of net worth. At January 6, 2008, we were in compliance with these covenants for the letters of credit.

The amounts discussed above exclude liabilities under FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes,” as we are unable to reasonably estimate the ultimate amount or timing of the settlements. See Note 8 “Tax Provision,” in the Notes to Consolidated Financial Statements” for further discussion.

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Retirement Plan

Effective December 10, 1987, we adopted a tax deferred savings plan for the benefit of qualified employees. The plan is designed to provide employees with an accumulation of funds at retirement. Employees may elect at any time to have salary reduction contributions made to the plan.

We may make contributions to the plan at the discretion of the Board of Directors. We made no contribution to the plan in 2007, 2006 or 2005. The contributions vest annually, retroactively from an eligible employee’s date of hire, at the rate of 25% per year. In addition, contributions become fully vested upon retirement from Actel at age 65. There is no guarantee we will make any contributions to the plan in the future, regardless of our financial performance.

6.	Stock Based Compensation

•	Stock-Based Compensation Expense

The Company recorded $7.9 million and $11.0 million of stock-based compensation expense for the years ended January 6, 2008 and December 31, 2006, respectively. As required by SFAS 123(R), management estimates expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. The following table summarizes the distribution of stock-based compensation expense related to stock options, restricted stock, and the Employee Stock Purchase Plan (“ESPP”) for the years ended January 6, 2008 and December 31, 2006 (in thousands):

	Jan. 6, 2008	Dec. 31, 2006

Cost of revenues	$554	$506
Research and development	4,024	5,648
Selling, general, and administrative	3,294	4,836

Total stock-based compensation expense, before income taxes	7,872	10,990
Tax benefit	1,518	1,632

Total stock-based compensation expense, net of income taxes	$6,354	$9,358

Stock-based compensation expense for 2006 includes $0.1 million associated with the extension of employee options that were scheduled to expire in the fourth quarter of fiscal 2006 during the stock option investigation blackout period. The Company agreed to extend the life of the expiring options for continuing employees until 30 days following the release of the blackout period. This extension represents a modification to these options which resulted in the additional charge during the fourth quarter of fiscal 2006.

Stock-based compensation expense for 2007 includes approximately $1.0 million associated with the extension of employee options that were scheduled to expire during 2007 during the stock option investigation blackout period. The Company agreed to extend the life of the expiring options for continuing employees until 30 days following the release of the blackout period. This extension represents a modification to these options which resulted in the additional charge during 2007 of approximately $0.7 million. In addition, the Company agreed to extend the life of the expiring options for certain terminated employees until 30 days following the release of the blackout period. This extension represents a modification to these options which resulted in an additional stock-based compensation charge during 2007 of $0.3 million.

In addition, stock-based compensation costs of $0.1 million and $0.3 million were included in inventory as of January 6, 2008 and December 31, 2006, respectively.

As of January 6, 2008, the total compensation cost related to options and nonvested stock granted to employees under the Company’s stock option plans but not yet recognized was approximately $11.4 million, net of estimated

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

forfeitures of approximately $1.0 million. This cost will be amortized over a weighted-average period of 2.51 years and will be adjusted for subsequent changes in estimated forfeitures.

As of January 6, 2008, the total compensation cost related to options to purchase shares of the Company’s common stock under the ESPP but not yet recognized was approximately $0.2 million. This cost will be amortized over a weighted-average period of 0.14 years.

The total fair value of shares vested during the years ended January 6, 2008 and December 31, 2006 were $6.1 million and $8.5 million, respectively.

There were no exercises of stock options or purchases of stock under our employee stock purchase plan for the year ended January 6, 2008 due to the stock option investigation and related suspension of our employee stock purchase plan.

Under SFAS No. 123(R), the benefits of tax deductions in excess of recognized compensation cost is to be reported as a financing cash flow, rather than as an operating cash flow. The future realizability of tax benefits related to stock compensation is dependent upon the timing of employee exercises and future taxable income, among other factors. For the fiscal years ended January 6, 2008 and December 31, 2006, we did not recognize any tax benefits on option exercises.

•	Stock Option Plans

We have adopted stock option plans under which officers, employees, and consultants may be granted incentive stock options or nonqualified options to purchase shares of our Common Stock. At January 6, 2008, 20,660,147 shares of Common Stock were reserved for issuance under these plans, of which 4,410,474 were available for grant. There were no options granted to consultants in 2007 or 2006.

We also adopted a new Directors’ Stock Option Plan in 2003, under which directors who are not employees of Actel may be granted nonqualified options to purchase shares of our Common Stock. The new Directors’ Stock Option Plan replaced a 1993 plan that expired in 2003. At January 6, 2008, 500,000 shares of Common Stock were reserved for issuance under such plan, of which 375,000 were available for grant.

We generally grant stock options under our plans at a price equal to the fair value of our Common Stock on the date of grant. Subject to continued service, options generally vest over a period of four years and expire ten years from the date of grant.

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company issues shares of common stock upon the exercise of stock options. The following table summarizes our stock option activity and related information for the three years ended January 6, 2008:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
Options	of Shares	Price	Term	Value
				(In thousands)

Outstanding at January 2, 2005	8,979,409	$19.94
Granted	1,219,365	15.45
Exercised	(250,166)	11.02
Cancelled	(302,121)	21.06

Outstanding at January 1, 2006	9,646,487	$19.57
Granted	1,009,927	15.13
Exercised	(540,221)	12.43
Exchanged	(4,182,027)	23.39
Forfeitures and cancellations	(269,312)	18.08

Outstanding at December 31, 2006	5,664,854	16.71
Granted	978,595	11.84
Forfeitures and cancellations	(770,023)	15.41

Outstanding at January 6, 2008	5,873,426	16.07	5.83	$1,771

Vested and expected to vest at January 6, 2008	5,741,453	16.12	5.77	$1,694

Exercisable at January 6, 2008	3,803,382	17.30	4.34	$503

The aggregate intrinsic value is calculated as the difference between the cash exercise price of the underlying awards and the quoted price of the Company’s common stock for the 0.9 million options that were in-the-money at January 6, 2008. During the years ended December 31, 2006, and January 1, 2006, the aggregate intrinsic value of options exercised under the Company’s stock option plans were $1.2 million, and $1.3 million, respectively, determined as of the date of option exercise. There were no options exercised under the Company’s stock option plans during the year ended January 6, 2008.

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options outstanding at January 6, 2008:

	January 6, 2008
	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Contract	Average		Average
	Number of	Life	Exercise	Number of	Exercise
Range of Exercise Prices	Shares	(In Years)	Price	Shares	Price

$ 0.07 - 10.06	116,818	0.66	$9.46	116,818	$9.46
10.25 - 11.05	711,550	9.60	11.04	15,700	10.42
11.07 - 13.78	692,307	3.59	12.95	573,138	13.14
13.81 - 14.77	981,810	7.40	14.53	297,808	14.47
14.78 - 15.13	193,971	4.78	14.97	142,966	14.97
15.15 - 15.15	609,893	4.79	15.15	609,893	15.15
15.25 - 15.42	9,341	8.45	15.41	3,194	15.40
15.70 - 15.70	732,603	6.77	15.70	501,354	15.70
15.83 - 17.97	606,541	6.32	16.98	371,096	17.10
18.91 - 54.45	1,218,592	3.99	23.06	1,171,415	23.07

	5,873,426	5.83	$16.07	3,803,382	$17.30

At December 31, 2006, 3,649,528 outstanding options were exercisable.

•	Employee Stock Purchase Plan

We have adopted an Employee Stock Purchase Plan (“ESPP”), under which eligible employees may designate not more than 15% of their cash compensation to be deducted each pay period for the purchase of Common Stock (up to a maximum of $25,000 worth of Common Stock each year). At January 6, 2008, 494,804 shares of Common Stock were available for issuance under the ESPP. The ESPP is administered in consecutive, overlapping offering periods of up to 24 months each, with each offering period divided into four consecutive purchase periods. On the last business day of each purchase period, shares of Common Stock are purchased with employees’ payroll deductions accumulated during the purchase period at a price per share equal to 85% of the market price of the Common Stock on the first day of the applicable offering period or the last day of the purchase period, whichever is lower. There were no shares issued under the Company’s ESPP in 2007. There were 243,139 shares issued in 2006 under the ESPP, and 701,669 shares issued in 2005.

During the fourth quarter of fiscal 2006, as a result of the options investigation and related employee trading black-out period, the Company suspended further contributions to the ESPP and refunded all contributions remaining in the plan. Accordingly, there were no ESPP options outstanding at January 6, 2008 and December 31, 2006. In connection with the ESPP suspension, the Company recorded a charge of approximately $1.0 million and $0.2 million for the years ended January 6, 2008 and December 31, 2006, respectively, which represents the remaining unamortized fair value of the current purchase period canceled during the period.

During the year ended December 31, 2006, the aggregate intrinsic value of options exercised under the Company’s ESPP were $0.6 million. There were no options exercised under the Company’s ESPP during the year ended January 6, 2008.

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Restricted Stock Units (RSU’s)

On December 1, 2005 Actel offered to certain employees the opportunity to participate in an employee Stock Option/Restricted Stock Unit Exchange Program (the “Exchange Program”). Under the Exchange Program, employees were allowed to exchange “eligible stock options” for “restricted stock units.” “Eligible stock options” were all unexercised stock options (whether vested or unvested) with an exercise price per share of $19.73 or more. The number of restricted stock units that an employee would receive in exchange for the eligible stock options, as well as the vesting schedule of the restricted stock units, depended on the number and exercise price of the eligible stock options exchanged.

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

As the offer to replace the eligible stock options with restricted stock was made on December 1, 2005, all the option awards eligible to participate in the Exchange Program were subject to variable accounting from December 1, 2005 to January 1, 2006 (the last fiscal day of 2005), in accordance with EITF 00-23. The Company did not record a charge pursuant to EITF 00-23 in fiscal 2005 since the fair market value of Actel common stock declined during the offer period.

During the year ended January 6, 2008, we also granted additional RSUs and stock options to certain US employees as part of our long-term equity incentive program. The RSUs granted under this program vest over a period of four years. As of January 6, 2008, the total compensation cost not yet recognized related to RSUs granted subsequent to January 3, 2006 was approximately $2.2 million. The Company issues shares of common stock upon vesting of RSUs. The following is a summary of RSU activity through January 6, 2008:

		Weighted-
		Average
	Number of	Grant Date Fair
	Shares	Value

Nonvested at January 1, 2006	—	$—
Granted	125,160	12.66
Granted under exchange program	1,130,965	13.17
Vested	(350,870)	13.17
Forfeited	(94,569)	13.23

Nonvested at December 31, 2006	810,686	13.48
Granted	127,523	11.05
Vested	(535,136)	13.17
Forfeited	(59,713)	13.65

Nonvested at January 6, 2008	343,360	$13.03

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, are as follows:

	Years Ended
	Jan. 6, 2008	Dec. 31, 2006	Jan. 1, 2006
		(In thousands)

Net income (loss)	$(2,904)	$(2,155)	$7,036
Change in gain (loss) on available-for-sale securities, net of tax of $768 in 2007, $207 in 2006, and ($210) in 2005	1,224	329	(315)
Reclassification adjustment for gains or losses included in net income (loss), net of tax of ($4) in 2007, ($13) in 2006, and $11 in 2005	(7)	(20)	15

Other comprehensive income (loss), net of tax of $764 in 2007, $194 in 2006, and ($199) in 2005	1,217	309	(300)

Total comprehensive income (loss)	$(1,687)	$(1,846)	$6,736

Accumulated other comprehensive loss for 2007 and 2006 is presented on the accompanying consolidated balance sheets and consists solely of the accumulated net unrealized gain on available-for-sale securities.

8.	Tax Provision

On January 1, 2007, the Company adopted FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of adoption of FIN 48, the Company did not record any adjustments to the Company’s accumulated retained earnings as of January 1, 2007. In addition, we do not expect any material changes to the estimated amount of liability associated with our uncertain tax positions within the next 12 months.

The Company had approximately $2.6 million of unrecognized tax benefits as of January 1, 2007. The following table summarizes the activity related to our unrecognized tax benefits for the year ended January 6, 2008 (in thousands):

Balance at January 1, 2007	$2,610
Increases relating to current year provisions	623

Ending balance at January 6, 2008	$3,233

Of the $3.2 million of unrecognized tax benefits, $2.3 million, if recognized, would affect the effective tax rate.

We file income tax returns in the U.S. federal jurisdiction, California and various state and foreign tax jurisdictions in which we have a subsidiary or branch operation. The tax years 2003 to 2007 remain open to examination by the U.S. and state tax authorities, and the tax years 2002 to 2007 remain open to examination by the foreign tax authorities.

Our policy is that we recognize interest and penalties accrued on any uncertain tax positions as a component of income tax expense. As of January 6, 2008, we had approximately $0.1 million of accrued interest and penalties associated with uncertain tax positions.

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of income (loss) before income taxes were as follows:

	Years Ended
	Jan. 6,	Dec. 31,	Jan. 1,
	2008	2006	2006
		(In thousands)

U.S.	$(4,002)	$(2,598)	$9,130
Foreign	510	707	648

Income(loss) before income taxes	$(3,492)	$(1,891)	$9,778

The tax provision (benefit) consists of:

	Years Ended
	Jan. 6,	Dec. 31,	Jan. 1,
	2008	2006	2006
		(In thousands)

Federal — current	$—	$(158)	$150
Federal — deferred	(232)	2,149	2,706
State — current	50	105	50
State — deferred	(770)	(2,240)	(519)
Foreign — current	364	408	355

	$(588)	$264	$2,742

The tax provision (benefit) reconciles to the amount computed by multiplying income before tax by the U.S. statutory rate as follows:

	Jan. 6,	Dec. 31,	Jan. 1,
	2008	2006	2006
		(In thousands)

Tax provision (benefit) at federal statutory rate	$(1,222)	$(662)	$3,414
Tax exempt interest income	—	—	(31)
Federal research credits	(481)	(260)	(452)
State taxes, net of federal benefit	(469)	(1,387)	(305)
Non-deductible stock compensation	1,380	2,518	(8)
Non-deductible meals and entertainment expenses	80	91	112
Settlement of tax contingencies	—	(386)	—
Foreign tax rate differential	185	297	—
Other	(61)	53	12

Tax provision (benefit)	$(588)	$264	$2,742

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of our deferred tax assets and liabilities for federal and state income taxes are as follows:

	Jan. 6,	Dec. 31,
	2008	2006
	(In thousands)

Deferred tax assets:
Deferred income on shipments to distributors	$9,634	$11,558
Intangible assets	2,393	3,186
Inventories	5,754	5,458
Net operating losses	10,547	6,398
Capitalized research and development expenses	1,111	1,938
Research and development and other tax credits	11,851	7,141
Stock options	770	2,200
Compensation and sabbatical accrual	3,721	—
Non-deductible accruals and other, net	304	6,575

	46,085	44,454
Valuation allowance	(9,801)	(9,920)

Deferred tax assets	$36,284	$34,534

Deferred tax liabilities:
Depreciation	$(852)	$(1,090)

Net deferred tax assets	$35,432	$33,444

The valuation allowance decreased by approximately $0.1 million in 2007, decreased by approximately $8.2 million in 2006, and decreased approximately $10.5 million in 2005. Approximately $7.3 million of the valuation allowance at January 6, 2008, will be allocated to reduce goodwill or other non-current intangible assets from the acquisition of GateField when realized.

The Company is tracking the portion of its deferred tax assets attributable to stock option benefits in accordance with SFAS No. 123(R) and therefore, these amounts are no longer included in the Company’s gross or net deferred tax assets. The tax benefit of stock options totals $8.7 million at January 6, 2008 and will only be recorded when they reduce cash taxes payable. Of this $8.7 million, $8.6 million relates to prior years and is reflected in the fiscal 2006 change in the valuation allowance and an additional $0.1 million relates to 2007 stock option benefits.

We have a federal operating loss carryforward of approximately $52.8 million which will expire at various times beginning in 2008. We also have federal research and development credits of approximately $2.5 million, which will expire at various times beginning in 2013. The Company has state operating loss carryforwards of approximately $21.6 million that will expire beginning in 2012. In addition, we have California research and development credits of approximately $7.9 million that have no expiration dates. In addition, the Company has foreign tax credit carryforwards of approximately $1.6 million that begin to expire in 2015.

Utilization of the Company’s net operating loss and credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Shareholders’ Equity

• Preferred Stock

Our Articles of Incorporation authorize the issuance of up to 5,000,000 shares of “blank check” Preferred Stock with designations, rights, and preferences determined by our Board of Directors.

• Stock Repurchase

Our Board of Directors authorized a stock repurchase program in September 1998 whereby shares of our Common Stock may be purchased from time to time in the open market at the discretion of management. Additional shares were authorized for repurchase in each of 1999, 2002, 2004 and 2005. In 2005, we repurchased 627,500 shares for $9.8 million. There were no repurchases under the plan in 2006 or 2007. As of January 6, 2008, we have remaining authorization to repurchase up to 1,610,803 shares.

• Shareholder Rights Plan

Our Board of Directors adopted a Shareholder Rights Plan in October 2003. Under the Plan, we issued a dividend of one right for each share of our Common Stock held by shareholders of record as of the close of business on November 10, 2003. Each right entitles the shareholder to purchase a fractional share of our Preferred Stock for $220. However, the rights will become exercisable only if a person or group acquires, or announces a tender or exchange offer that would result in the acquisition of, 15% or more of our Common Stock while the Plan remains in place. Then, unless we redeem the rights for $0.001 per right, each right will become exercisable by all rights holders (except the acquiring person or group) for shares of Actel (or shares of the third party acquirer) having a value equal to twice the right’s then-current exercise price.

10.	Segment Disclosures

We operate in a single operating segment: designing, developing, and marketing FPGAs. FPGA sales accounted for 96% of net revenues in 2007, 97% for 2006, and 96% for 2005. We derive non-FPGA revenues from our Protocol Design Services organization, royalties, and the licensing of software and sale of hardware that is used to design and program our FPGAs. The Protocol Design Services organization, which we acquired from GateField in the third quarter of 1998, accounted for 1% of our net revenues in 2007, 2006 and 2005.

We market our products in the United States and in foreign countries through our sales personnel, independent sales representatives, and distributors. Our geographic sales based on shipping locations were as follows:

	Years Ended
	January 6,		December 31,		January 1,
	2008		2006		2006
	(In thousands, except percentages)

United States	$98,394	50%	$97,716	51%	$99,159	56%
Export:
Europe	56,820	29%	51,401	27%	49,042	27%
Japan	10,003	5%	12,427	6%	10,296	6%
Other international	31,826	16%	29,955	16%	20,450	11%

	$197,043	100%	$191,499	100%	$178,947	100%

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our property, plant and equipment is located primarily in the United States. Property, plant, and equipment information is based on the physical location of the assets at the end of each of the fiscal years. Net property, plant, and equipment by geographic region were as follows:

	Jan. 6,	Dec. 31,
	2008	2006
	(In thousands)

United States	$24,650	$21,849
Europe	711	873
Japan	13	13
Other international	43	35

	$25,417	$22,770

11.	Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Years Ended
	Jan. 6,	Dec. 31,	Jan. 1,
	2008	2006	2006
	(In thousands, except per share amounts)

Basic:
Weighted-average common shares outstanding	26,888	26,106	25,277

Net income(loss)	$(2,904)	$(2,155)	$7,036

Net income(loss) per share	$(0.11)	$(0.08)	$0.28

Diluted:
Weighted-average common shares outstanding	26,888	26,106	25,277
Net effect of dilutive stock options based on the treasury stock method	—	—	268

Shares used in computing net income per share	26,888	26,106	25,545

Net income(loss)	$(2,904)	$(2,155)	$7,036

Net income(loss) per share	$(0.11)	$(0.08)	$0.28

For the years ended January 6, 2008 and December 31, 2006, we incurred a net loss and the inclusion of stock options in the shares used for computing diluted earnings per share would have been anti-dilutive and would have reduced the net loss per share. Accordingly, all Common Stock equivalents (such as stock options) have been excluded from the shares used to calculate diluted earnings per share for those periods.

For the year ended January 1, 2006, options outstanding under our stock option plans to purchase approximately 7,899,000 shares of our Common Stock were excluded from the calculation to derive diluted income per share because their inclusion would have had an anti-dilutive effect.

12.	Legal Proceedings

From time to time we are notified of claims, including claims that we may be infringing patents owned by others, or otherwise become aware of conditions, situations, or circumstances involving uncertainty as to the existence of a liability or the amount of a loss. When probable and reasonably estimable, we make provisions for estimated liabilities. As we sometimes have in the past, we may settle disputes and/or obtain licenses under patents that we are alleged to infringe. We can offer no assurance that any pending or threatened claim or other loss contingency will be resolved or that the

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

resolution of any such claim or contingency will not have a materially adverse effect on our business, financial condition, and/or results of operations. Our failure to resolve a claim could result in litigation or arbitration, which can result in significant expense and divert the efforts of our technical and management personnel, whether or not determined in our favor. Actel is a nominal defendant in a consolidated shareholder derivative action filed in the United States District Court for the Northern District of California against certain current and former officers and Directors. The Company and the individual defendants intend to defend these cases vigorously. In addition, our evaluation of the impact of these claims and contingencies could change based upon new information. Subject to the foregoing, we do not believe that the resolution of any pending or threatened legal claim or loss contingency is likely to have a materially adverse effect on our financial position at January 6, 2008, or results of operations or cash flows for the fiscal year then ended.

13.	Subsequent Events

On February 27, 2008, our Board of Directors authorized an additional 1,000,000 shares as available for repurchase under our Stock Repurchase Program. Between February 28 and March 17, 2008, 1,510,261 shares were repurchased for a total of $18.8 million. As of March 17, 2008, we have remaining authorization to repurchase up to 1,100,542 shares.

In September 2006, our Board of Directors appointed a “Special Committee” of independent directors to formally investigate our historical stock option grant practices and related accounting. The Special Committee presented its final report to the Board of Directors on March 9, 2007. Our management then performed its own detailed review of historical stock option grants. As a result of the Special Committee’s investigation and management’s review, we were delinquent in the filing of our reports with the SEC from November 16, 2006 (when the closing price of our Common Stock was $19.03) through February 10, 2008 (when the closing price of our Common Stock was $11.74). During this 15-month “Blackout Period,” our employees were prohibited from exercising their stock options.

While employee stock options that would otherwise have expired during the Blackout Period were extended by the Compensation Committee of the Board of Directors (see Note 6 above), these “Extended Options” were exercisable for only 30 days following the end of the Blackout Period. On March 11, 2008 (when the closing price of our Common Stock was $12.83), the Compensation Committee authorized cash payments aggregating approximately $1.0 million to redress employees for their inability to exercise Extended Options during the Blackout Period. Since these cash payments were authorized on March 11, 2008, the Company will record compensation expense of approximately $1.0 million in the quarter ending April 6, 2008.

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Unaudited Quarterly Information

The following tables set forth selected condensed consolidated statement of operations data for each of the eight quarters ended January 6, 2008. Operating results for any quarter are not necessarily indicative of results for any future period.

	Year Ended January 6, 2008
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except per share amounts)

Net revenues	$51,769	$47,880	$48,790	$48,604
Costs and expenses:
Cost of revenues	23,291	19,306	19,928	19,838
Research and development	15,475	13,754	18,778	15,719
Selling, general, and administrative	16,768	14,800	15,400	16,085

Total costs and expenses	55,534	47,860	54,106	51,642

Income (loss) from operations	(3,765)	20	(5,316)	(3,038)
Interest income and other, net of expense	2,231	2,156	2,092	2,128

Income (loss) before tax (benefit) provision	(1,534)	2,176	(3,224)	(910)
Tax (benefit) provision	(237)	391	(579)	(163)

Net income (loss)	$(1,297)	$1,785	$(2,645)	$(747)

Net income (loss) per share:
Basic	$(0.05)	$0.07	$(0.10)	$(0.03)

Diluted(1)	$(0.05)	$0.07	$(0.10)	$(0.03)

Shares used in computing net income (loss) per share:
Basic	27,026	26,935	26,845	26,747

Diluted(1)	27,026	27,234	26,845	26,747

(1)	For the fourth, second and first quarters of 2007, we incurred a quarterly net loss and the inclusion of stock options in the shares used for computing diluted earnings per share would have been anti-dilutive and reduced the loss per share. Accordingly, all Common Stock equivalents (such as stock options) have been excluded from the shares used to calculate diluted earnings per share for that period.

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2006
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except per share amounts)

Net revenues	$48,151	$49,639	$47,576	$46,133
Costs and expenses:
Cost of revenues	20,583	18,471	18,067	18,496
Research and development	14,294	14,475	14,428	13,728
Selling, general, and administrative	24,861	14,105	14,202	14,792
Amortization of acquisition-related intangibles	—	—	7	8

Total costs and expenses	59,738	47,051	46,704	47,024

Income (loss) from operations	(11,587)	2,588	872	(891)
Interest income and other, net of expense	2,103	2,021	1,641	1,363

Income (loss) before tax (benefit) provision	(9,484)	4,609	2,513	472
Tax (benefit) provision	(1,961)	1,198	864	162

Net income (loss)	$(7,523)	$3,411	$1,649	$310

Net income (loss) per share:
Basic	$(0.28)	$0.13	$0.06	$0.01

Diluted(1)	$(0.28)	$0.12	$0.06	$0.01

Shares used in computing net income (loss) per share:
Basic	26,515	26,281	25,874	25,753

Diluted(1)	26,515	27,393	27,087	26,879

(1)	For the fourth quarter of 2006, we incurred a quarterly net loss and the inclusion of stock options in the shares used for computing diluted earnings per share would have been anti-dilutive and reduced the loss per share. Accordingly, all Common Stock equivalents (such as stock options) have been excluded from the shares used to calculate diluted earnings per share for that period.

REPORT OF ERNST & YOUNG LLP
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Actel Corporation

We have audited the accompanying consolidated balance sheets of Actel Corporation as of January 6, 2008 and December 31, 2006, and the related consolidated statements of operations, shareholders’ equity and accumulated other comprehensive income (loss), and cash flows for each of the three years in the period ended January 6, 2008. Our audits also included the financial statement schedule listed on item 15 (a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Actel Corporation at January 6, 2008 and December 31, 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 6, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, Actel Corporation changed its method of accounting for sabbatical leave and its method of accounting for uncertain tax positions as of January 1, 2007, and its method of accounting for stock-based compensation as of January 2, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Actel Corporation’s internal control over financial reporting as of January 6, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
March 14, 2008

REPORT OF ERNST & YOUNG LLP
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Actel Corporation

We have audited Actel Corporation’s internal control over financial reporting as of January 6, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Actel Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Actel Corporation maintained, in all material respects, effective internal control over financial reporting as of January 6, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Actel Corporation as of January 6, 2008 and December 31, 2006, and the related consolidated statements of operations, shareholders’ equity and accumulated other comprehensive income (loss), and cash flows for each of the three years in the period ended January 6, 2008 and our report dated March 14, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
March 14, 2008

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Effectiveness of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this Annual Report on Form 10-K to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

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

Based on its assessment, management has concluded that our internal control over financial reporting was effective at the reasonable assurance level as of January 6, 2008, based on criteria in Internal Control — Integrated Framework, issued by the COSO. The effectiveness of our internal control over financial reporting as of January 6, 2008, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Changes in Internal Control over Financial Reporting

There were no significant changes to our internal controls during the quarter ended January 6, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Except as set forth below, information required by this Item regarding directors, executive officers, Section 16 filings and the Registrant’s Audit Committee is incorporated herein by reference from our Proxy Statement to be filed in connection with our 2008 Annual Meeting of the Shareholders scheduled to be held on May 23, 2008.

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

The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2008 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2008 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2008 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2008 Annual Meeting of Shareholders.

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

(3) Exhibits.  The exhibits listed under Item 15(b) hereof are filed with, or incorporated by reference into, this Annual Report on Form 10-K.

(b) Exhibits.  The following exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-K:

Exhibit
Number		Description

3.1		Restated Articles of Incorporation, as amended (filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended January 5, 2003).
3.2		Restated Bylaws (filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended January 5, 2003).
3.3		Certificate of Amendment to Certificate of Determination of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Actel Corporation (filed as Exhibit 3.3 to the Registrant’s Registration Statement on Form 8-A (File No. 000-2197), filed on October 24, 2003).
4.1		Preferred Stock Rights Agreement, dated as of October 17, 2003, between the Registrant and Wells Fargo Bank, MN N.A., including the Certificate of Amendment of Certificate to Determination, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A (File No. 000-2197), filed on October 24, 2003).
10	.1(1)	Form of Indemnification Agreement for directors and officers (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 33-64704), declared effective on August 2, 1993).
10	.2(1)	Amended and Restated 1986 Equity Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-21970) for the fiscal quarter ended July 3, 2005).
10	.3(1)	2003 Director Stock Option Plan (filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (File No. 333-112215), declared effective on January 26, 2004).
10	.4(1)	Amended and Restated 1993 Employee Stock Purchase Plan (filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K (File No. 0-21970) for the fiscal quarter ended July 3, 2005).
10.5		1995 Employee and Consultant Stock Plan, as amended and restated (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-21970) for the fiscal quarter ended July 7, 2002).
10	.6(1)	Amended and Restated Employee Retention Plan (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 0-21970) field with the Securities and Exchange Commission on December 5, 2005).
10	.7(1)	Deferred Compensation Plan, as amended and restated (filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended December 31, 2000).

Exhibit
Number	Description

10.8	Form of Distribution Agreement (filed as Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 33-64704), declared effective on August 2, 1993).
10.9	Patent Cross License Agreement dated April 22, 1993 between the Registrant and Xilinx, Inc. (filed as Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 33-64704), declared effective on August 2, 1993).
10.10	Manufacturing Agreement dated February 3, 1994 between the Registrant and Chartered Semiconductor Manufacturing Pte Ltd (filed as Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended January 2, 1994).
10.11	Foundry Agreement dated as of June 29, 1995, between the Registrant and Matsushita Electric Industrial Co., Ltd and Matsushita Electronics Corporation (filed as Exhibit 10.25 to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-21970) for the fiscal quarter ended July 2, 1995).
10.12	Asset Purchase Agreement dated as of March 16, 2007, between the Registrant and BTR, Inc., Advantage Logic Inc., Benjamin Ting, Peter Pani, and Richard Abraham.
10.13	Patent Cross License Agreement dated August 25, 1998, between the Registrant and QuickLogic Corporation. (filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended January 3, 1999).
10.14	Development Agreement by and between the Registrant and Infineon Technologies AG effective as of June 6, 2002 (filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended January 5, 2003).
10.15	Supply Agreement by and between the Registrant and Infineon Technologies AG effective as of June 6, 2002 (filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended January 5, 2003).
10.16	Office Lease Agreement for the Registrant’s facilities in Mountain View, California, dated February 27, 2003 (filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended January 5, 2003).
14	Code of Ethics for Principal Executive and Senior Financial Officers (filed as Exhibit 14 to the Registrant’s Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended January 4, 2004).
21	Subsidiaries of Registrant.
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24	Power of Attorney.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32	Section 1350 Certifications.

(1)	This Exhibit is a management contract or compensatory plan or arrangement.

(c) Financial Statement Schedule.  The following financial statement schedule of Actel Corporation is filed as part of this Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements of Actel Corporation, including the notes thereto, and the Report of Independent Registered Public Accounting Firm with respect thereto:

Schedule	Description	Page

II	Valuation and qualifying accounts	82

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

Date: March 19, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John C. East (John C. East)	President and Chief Executive Officer (Principal Executive Officer) and Director	March 19, 2008

/s/ Jon A. Anderson (Jon A. Anderson)	Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 19, 2008

/s/ James R. Fiebiger (James R. Fiebiger)	Director	March 19, 2008

/s/ Jacob S. Jacobsson (Jacob S. Jacobsson)	Director	March 19, 2008

/s/ J. Daniel McCranie (J. Daniel McCranie)	Director	March 19, 2008

/s/ Robert G. Spencer (Robert G. Spencer)	Director	March 19, 2008

SCHEDULE II

ACTEL CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

	Balance at			Balance at
	Beginning			End of
	of Period	Provisions	Write-Offs	Period
		(In thousands)

Allowance for doubtful accounts:
Year ended January 1, 2006	$879	329	—	1,208
Year ended December 31, 2006	$1,208	(594)	—	614
Year ended January 6, 2008	$614	80	—	694

Exhibit Index

Exhibit
Number.		Description

3.1		Restated Articles of Incorporation, as amended (filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended January 5, 2003).
3.2		Restated Bylaws (filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended January 5, 2003).
3.3		Certificate of Amendment to Certificate of Determination of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Actel Corporation (filed as Exhibit 3.3 to the Registrant’s Registration Statement on Form 8-A (File No. 000-2197), filed on October 24, 2003).
4.1		Preferred Stock Rights Agreement, dated as of October 17, 2003, between the Registrant and Wells Fargo Bank, MN N.A., including the Certificate of Amendment of Certificate to Determination, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A (File No. 000-2197), filed on October 24, 2003).
10	.1(1)	Form of Indemnification Agreement for directors and officers (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 33-64704), declared effective on August 2, 1993).
10	.2(1)	Amended and Restated 1986 Equity Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-21970) for the fiscal quarter ended July 3, 2005).
10	.3(1)	2003 Director Stock Option Plan (filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (File No. 333-112215), declared effective on January 26, 2004).
10	.4(1)	Amended and Restated 1993 Employee Stock Purchase Plan (filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K (File No. 0-21970) for the fiscal quarter ended July 3, 2005).
10.5		1995 Employee and Consultant Stock Plan, as amended and restated (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-21970) for the fiscal quarter ended July 7, 2002).
10	.6(1)	Amended and Restated Employee Retention Plan (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 0-21970) field with the Securities and Exchange Commission on December 5, 2005).
10	.7(1)	Deferred Compensation Plan, as amended and restated (filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended December 31, 2000).
10.8		Form of Distribution Agreement (filed as Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 33-64704), declared effective on August 2, 1993).
10.9		Patent Cross License Agreement dated April 22, 1993 between the Registrant and Xilinx, Inc. (filed as Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 33-64704), declared effective on August 2, 1993).
10.10		Manufacturing Agreement dated February 3, 1994 between the Registrant and Chartered Semiconductor Manufacturing Pte Ltd (filed as Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended January 2, 1994).
10.11		Foundry Agreement dated as of June 29, 1995, between the Registrant and Matsushita Electric Industrial Co., Ltd and Matsushita Electronics Corporation (filed as Exhibit 10.25 to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-21970) for the fiscal quarter ended July 2, 1995).
10.12		Asset Purchase Agreement dated as of March 16, 2007, between the Registrant and BTR, Inc., Advantage Logic Inc., Benjamin Ting, Peter Pani, and Richard Abraham.
10.13		Patent Cross License Agreement dated August 25, 1998, between the Registrant and QuickLogic Corporation. (filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended January 3, 1999).
10.14		Development Agreement by and between the Registrant and Infineon Technologies AG effective as of June 6, 2002 (filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended January 5, 2003).
10.15		Supply Agreement by and between the Registrant and Infineon Technologies AG effective as of June 6, 2002 (filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended January 5, 2003).

Exhibit
Number.	Description

10.16	Office Lease Agreement for the Registrant’s facilities in Mountain View, California, dated February 27, 2003 (filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended January 5, 2003).
14	Code of Ethics for Principal Executive and Senior Financial Officers (filed as Exhibit 14 to the Registrant’s Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended January 4, 2004).
21	Subsidiaries of Registrant.
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24	Power of Attorney.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32	Section 1350 Certifications.

(1)	This Exhibit is a management contract or compensatory plan or arrangement.