Form 10-Q
period 2008-04-06
ACTEL CORP
filed 2008-05-09
CIK 907687

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 6, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 000-21970
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐  No   ☑
     Number of shares of Common Stock outstanding as of May 5, 2008: 25,282,127

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
ACTEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended
	Apr. 6, 2008	Jan. 6, 2008	Apr. 1, 2007

Net revenues	$54,756	$51,769	$48,604
Costs and expenses:
Cost of revenues	22,738	23,291	19,838
Research and development	16,709	15,475	15,719
Selling, general, and administrative	16,780	16,768	16,085

Total costs and expenses	56,227	55,534	51,642

Loss from operations	(1,471)	(3,765)	(3,038)
Interest income and other, net	1,932	2,231	2,128

Income (loss) before tax provision (benefit)	461	(1,534)	(910)
Tax provision (benefit)	285	(237)	(163)

Net income (loss)	$176	$(1,297)	$(747)

Net income (loss) per share:
Basic	$0.01	$(0.05)	$(0.03)

Diluted	$0.01	$(0.05)	$(0.03)

Shares used in computing net income (loss) per share:
Basic	26,487	27,026	26,747

Diluted	26,677	27,026	26,747

See Notes to Unaudited Condensed Consolidated Financial Statements

ACTEL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	Apr. 6,	Jan. 6,
	2008 (1)	2008

ASSETS
Current assets:
Cash and cash equivalents	$8,827	$30,119
Short-term investments	150,238	152,609
Accounts receivable, net	26,338	18,116
Inventories	37,259	35,587
Deferred income taxes	19,331	19,350
Prepaid expenses and other current assets	9,465	10,259

Total current assets	251,458	266,040
Long-term investments	3,626	6,442
Property and equipment, net	28,208	25,417
Goodwill	30,032	30,197
Deferred income taxes	15,947	16,082
Other assets, net	22,348	19,438

	$351,619	$363,616

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,235	$16,972
Accrued compensation and employee benefits	7,410	6,181
Accrued licenses	4,458	4,927
Other accrued liabilities	3,117	3,941
Deferred income on shipments to distributors	32,712	26,109

Total current liabilities	66,932	58,130
Deferred compensation plan liability	5,098	5,479
Deferred rent liability	1,396	1,417
Accrued sabbatical compensation	3,380	3,380
Other long-term liabilities, net	5,165	3,718

Total liabilities	81,971	72,124

Commitments and contingencies
Shareholders’ equity:
Common stock	25	26
Additional paid-in capital	219,954	231,491
Retained earnings	48,948	59,189
Accumulated other comprehensive income	721	786

Total shareholders’ equity	269,648	291,492

	$351,619	$363,616

(1)	Unaudited.
See Notes to Unaudited Condensed Consolidated Financial Statements

ACTEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	Apr. 6, 2008	Apr 1, 2007

Operating activities:
Net income (loss)	$176	$(747)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	2,646	2,529
Stock compensation cost recognized	2,160	2,301
Changes in operating assets and liabilities:
Accounts receivable	(8,222)	(325)
Inventories	(1,673)	1,107
Deferred income taxes	166	(158)
Prepaid expenses and other current assets	794	759
Licenses and other long-term assets	(2,748)	1,039
Accounts payable, accrued compensation and employee benefits, and other accrued liabilities	3,620	(12,562)
Deferred income on shipments to distributors	6,603	1,965

Net cash provided by (used in) operating activities	3,522	(4,092)
Investing activities:
Purchases of property and equipment	(5,437)	(1,910)
Purchases of available-for-sale securities	(18,714)	(13,317)
Sales and maturities of available-for-sale securities	23,824	16,048
Changes in other long term assets	(373)	16

Net cash (used in) provided by investing activities	(700)	837
Financing activities:
Tax withholding on restricted stock	(391)	(1,022)
Issuance of common stock under employee stock plans	1,041	—
Repurchase of common stock	(24,764)	—

Net cash used in financing activities	(24,114)	(1,022)

Net decrease in cash and cash equivalents	(21,292)	(4,277)
Cash and cash equivalents, beginning of period	30,119	33,699

Cash and cash equivalents, end of period	$8,827	$29,422

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes, net	$107	$35
Accrual of long-term license agreement	$2,961	$707
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
     Actel Corporation and its consolidated subsidiaries are referred to as “we,” “us,” or “our.” Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our unaudited condensed consolidated financial statements. Our fiscal year ends the first Sunday on or after December 30th, and our fiscal quarters end the first Sunday on or after March 31, June 30 and September 30.
     These unaudited condensed consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in our 2007 Form 10-K. The results of operations for the three months ended April 6, 2008, are not necessarily indicative of future operating results.
     Income Taxes
     Our tax provision (benefit) is based on an estimated annual tax rate in compliance with SFAS No. 109 “Accounting for Income Taxes’ and APB No. 28, ‘Interim Financial Reporting.” Significant components affecting the tax rate include R&D credits, the composite state tax rate, recognition of certain deferred tax assets subject to valuation allowances and non-deductible stock-based compensation expense.
     Impact of Recently Issued Accounting Standards
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is applicable for Actel in the first quarter of fiscal year 2008. In February 2008, the FASB issued FASB Staff Position No. FAS 157-1 (“FSP FAS 157-1”), “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13” and FASB Staff Position No. FAS 157-2 (“FSP FAS 157-2”), “Effective Date of FASB Statement No. 157.” FSP FAS 157-1 amends SFAS No. 157 to exclude from its scope SFAS No. 13 and other pronouncements that address fair value measurements for purposes of lease classification or measurement. The scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value (including assets and liabilities not related to leases). FSP FAS 157-2 delays by one year the effective date of SFAS No. 157 for certain types of nonfinancial assets and nonfinancial liabilities for fiscal years beginning after November 15, 2008. Effective January 7, 2008, we adopted SFAS 157 for financial assets and liabilities recognized at fair value. The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our condensed consolidated financial statements. Refer to Note 2 for SFAS 157 related disclosure requirements.
     In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS 159 permits entities to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings.

SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. As allowed under SFAS 159, we have elected not to adopt the fair value option under SFAS 159 in the first quarter of fiscal year 2008.
     In June 2007, the FASB ratified EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). The Task Force reached a consensus that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. The Task Force expects a company to continue evaluating whether it expects the goods to be delivered or services to be rendered. If a company does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. EITF 07-3 is effective for financial statements issued for fiscal years beginning after December 15, 2007 and is applicable for Actel in the first quarter of fiscal year 2008. This pronouncement applies prospectively for new contractual arrangements entered into beginning in the first quarter of fiscal year 2008. The adoption of EITF 07-3 in the first quarter of fiscal 2008 did not impact our condensed consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R amends how business acquisitions are accounted for. SFAS 141R is effective for fiscal years beginning after December 15, 2008, and will be adopted by Actel in the first quarter of fiscal 2009. The impact of the adoption of SFAS 141R on our condensed consolidated financial statements will depend on future business combination transactions, if any.
2. Fair Value Measurement of Financial Instruments
     On January 7, 2008, we adopted the provisions of SFAS 157 for our financial assets and liabilities which require that we determine the fair value of financial assets and liabilities using the fair value hierarchy established in SFAS 157. The objective of the fair value measurement of our financial instruments is to reflect the hypothetical amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS 157 describes three levels of inputs that may be used to measure fair value, as follows:
     Level 1 inputs are quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.
     Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
     Level 3 inputs are unobservable inputs for the asset or liability that are supported by little or no market activity and that are significant to the fair value of the underlying asset or liability.
     The following table summarizes our financial instruments measured at fair value on a recurring basis in accordance with SFAS 157 as of April 6, 2008 (in thousands):

Fair Value Measurements Using
Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
Description	Total	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets:
Available-for-sale securities (1)	$155,571	$1,707	$153,864	—

(1)	Included in cash and cash equivalents, short-term and long-term investments on our condensed consolidated balance sheet.

     Our available for sale securities are classified within Level 1 or Level 2 of the fair value hierarchy. The types of securities valued based on quoted market prices in active markets (Level 1) include money market securities. The types of securities valued using inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly (Level 2) include U.S. government agency notes, corporate and municipal bonds and asset-backed obligations.
3. Stock Based Compensation
Determining Fair Value
     The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing formula and multiple option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.
     The fair value of the Company’s stock options granted to employees was estimated using the following weighted-average assumptions for the periods presented:

	Three Months Ended
	Apr. 6, 2008	Apr. 1, 2007

Option Plan Shares
Expected term (in years)	5.4	5.0
Volatility	40.2%	44.4%
Risk-free interest rate	2.6%	4.7%
Weighted-average fair value	$5.23	$7.31

ESPP Shares
Expected term (in years)	1.25	—
Volatility	42.0%	—
Risk-free interest rate	2.1%	—
Weighted-average fair value	$4.01	—
Stock-Based Compensation Expense
     The Company recorded $2.2 million and $2.3 million of pre-tax stock-based compensation expense for the three months ended April 6, 2008 and April 1, 2007, respectively as follows:.

	Three Months Ended
	Apr. 6, 2008	Apr. 1, 2007
Cost of revenues	$95	$178
Research and development	1,026	1,085
Selling, general, and administrative	1,039	1,038

Total stock-based compensation expense, before income taxes	$2,160	$2,301
Tax benefit	402	408

Total stock-based compensation expense, net of income taxes	$1,758	$1,893

     Stock-based compensation expense for the three months ended April 1, 2007 included $0.3 million relating to the extension of employee options that were scheduled to expire during the stock option investigation blackout period. The Company agreed to extend the life of the expiring options for continuing employees until 30 days following the release of the blackout period. This extension represents a modification to these options which resulted in the additional charge during the first quarter of fiscal 2007 of $0.1 million. In addition, the Company agreed to extend the life of the expiring options for certain terminated employees until 30 days following the release of the blackout period. This extension represents a modification to these options which resulted in the additional charge during the first quarter of fiscal 2007 of $0.2 million.

Stock Option Plans
     The following table summarizes our stock option activity and related information for the quarter ended April 6, 2008:

		Weighted-
		Average	Weighted-Average	Aggregate Intrinsic
	Number	Exercise	Remaining	Value
Options	of Shares	Price	Contractual Term	(in thousands)

Outstanding at January 6, 2008	5,873,426	16.07
Granted	712,485	12.98
Exercised	(21,587)	11.49
Forfeitures and cancellations	(151,095)	16.73

Outstanding at April 6, 2008	6,413,229	15.93	6.20	$7,734

Vested and expected to vest at April 6, 2008	6,245,795	16.00	6.12	$7,360

Exercisable at April 6, 2008	4,071,275	17.41	4.59	$2,567

Employee Stock Purchase Plan (ESPP)
     There were no exercises under the Company’s ESPP program during the three months ended April 6, 2008. The Company resumed the ESPP program with employees being allowed to make contributions in February 2008 with the next purchase being July 31, 2008. The Company recorded $0.9 million of stock-based compensation expense relating to ESPP for the three months ended April 6, 2008.
Restricted Stock Units (RSUs)
     The following is a summary of RSU activity for the three months ended April 6, 2008:

		Weighted-Average
		Grant Date Fair
	Number of shares	Value
Nonvested at January 6, 2008	343,360	$13.03
Granted	122,923	$13.08
Vested	(69,317)	$14.17
Forfeited	(5,785)	$13.26

Nonvested at April 6, 2008	391,181	$12.84

Other Stock Option Related Expenses
     In September 2006, our Board of Directors appointed a “Special Committee” of independent directors to formally investigate our historical stock option grant practices and related accounting. The Special Committee presented its final report to the Board of Directors on March 9, 2007. Our management then performed its own detailed review of historical stock option grants. As a result of the Special Committee’s investigation and management’s review, we were delinquent in the filing of our reports with the SEC from November 16, 2006 (when the closing price of our Common Stock was $19.03) through February 10, 2008 (when the closing price of our Common Stock was $11.47). During this 15-month “Blackout Period,” our employees were prohibited from exercising their stock options.
     While employee stock options that would otherwise have expired during the Blackout Period were extended by the Compensation Committee of the Board of Directors (as described above), these “Extended Options” were exercisable for only 30 days following the end of the Blackout Period. On March 11, 2008 (when the closing price of our Common Stock was $12.83), the Compensation Committee authorized cash payments aggregating approximately $1.0 million to redress employees for their inability to exercise Extended Options during the Blackout Period. Since these cash payments were authorized on March 11, 2008, the Company recorded compensation expense of approximately $1.0 million in the quarter ended April 6, 2008. These costs are not considered “stock-based compensation costs” for purposes of SFAS 123R disclosures in the accompanying condensed consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

4. Credits to Distributors
     We sell our products to distributors who resell our products to OEMs or their contract manufacturers. We recognize revenue on products sold to OEMs upon shipment. Because sales to distributors are generally made under agreements allowing for price adjustments, credits, and right of return under certain circumstances, we generally defer recognition of revenue on products sold to distributors until the products are resold by the distributor and price adjustments are determined at which time our final net sales price is fixed. Deferred revenue net of the corresponding deferred cost of sales, effectively representing gross margin, are recorded in the caption deferred income on shipments to distributors in the liability section of the condensed consolidated balance sheet. The amount of gross margin we recognize in future periods will be less than the originally recorded deferred income as a result of negotiated price concessions. When a distributors’ resale is priced at a discount from list price, we adjust and credit back to the distributor a portion of their original purchase price after the resale transaction is complete. Thus, a portion of the deferred income on shipments to distributors balance will be credited back to the distributor in the future. Based upon historical trends and inventory levels on hand at each of our distributors as of April 6, 2008, we currently estimate that approximately $16.7 million of the deferred income on shipments to distributors on the Company’s balance sheet as of April 6, 2008, will be credited back to the distributors in the future. These amounts will not be recognized as revenue and gross margin in our condensed consolidated statements of operations.
     Our payment terms generally require the distributor to settle amounts owed to us based on list price, which typically may be in excess of their ultimate cost as a result of agreements with the distributors allowing for pricing adjustments. Accordingly, when a distributors’ resale is priced at a discount from our list price, we credit back to the distributor a portion of their original purchase price, usually within 30 days after the resale transaction has been reported to the Company. This practice has an adverse impact on the working capital of our distributors since they are required to pay the full list price to Actel and receive a subsequent discount only after the product has been sold to a third party. As a consequence, beginning the third quarter of fiscal 2007, we entered into written business arrangements with certain distributors whereby we issue advance credits to the distributors to minimize the adverse impact on the distributor’s working capital. The advance credits generally amount to a month of credits based on an average of actual historical credits over the prior quarter. The advance credits are updated and settled on a quarterly basis. The advance credits have no impact on our revenue recognition since revenue from distributors is not recognized until the distributor sells the product but the advance credits do reduce our accounts receivable and our deferred income on shipments to distributors as reflected in our condensed consolidated balance sheet. The amount of the advance credit as of April 6, 2008 was $5.7 million.
5. Goodwill
     We account for goodwill under SFAS No. 142, “Goodwill and Other Intangible Assets.” Under this standard, goodwill is tested for impairment annually or more frequently if certain events or changes in circumstances indicate that the carrying value may not be recoverable. We completed our annual goodwill impairment test as of January 6, 2008 and noted no impairment. Our next annual impairment test will be performed in the fourth quarter of 2008. No indicators of impairment were present as of April 6, 2008.
6. Inventories
     Inventories consist of the following:

	Apr 6,	Jan. 6,
	2008	2008
	(In thousands)
	Unaudited

Inventories:
Purchased parts and raw materials	$6,911	$7,185
Work-in-process	19,655	17,253
Finished goods	10,693	11,149

	$37,259	$35,587

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
     “Last time buy” inventory purchases are excluded from our standard excess and obsolescence write down policy and are instead subject to a discrete write down policy. We make last time buys when a wafer supplier is about to shut down the manufacturing line used to make a product and we believe that current inventories are insufficient to meet foreseeable future demand. We made last time buys of certain products from our wafer suppliers during 2003, 2005 and 2007. Since this inventory was not acquired to meet current demand, we do not believe the application of our standard inventory write down policy would be appropriate. Inventory purchased in last time buy transactions is evaluated on an ongoing basis for indications of excess or obsolescence based on rates of actual sell through; expected future demand for those products over a longer time horizon; and any other qualitative factors that may indicate the existence of excess or obsolete inventory. In the event that actual sell through does not meet expectations or estimations of expected future demand decrease, inventory write downs of last time buy inventory may be required. Evaluations of last time buy inventory during the first quarter of 2008 did not result in any write downs of this material. Net inventory as of April 6, 2008 included $3.4 million of last time buy material.
7. Earnings per Share
     The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended
	Apr. 6,	Jan. 6,	Apr. 1,
	2008	2008	2007
	(unaudited, in thousands except per share data)
Basic:
Weighted-average common shares outstanding	26,487	27,026	26,747

Net income (loss)	$176	$(1,297)	$(747)

Net income (loss) per share	$0.01	$(0.05)	$(0.03)

Diluted:
Weighted-average common shares outstanding	26,487	27,026	26,747
Net effect of dilutive employee stock options — based on the treasury stock method	190	—	—

Shares used in computing net income per share	26,677	27,026	26,747

Net income (loss)	$176	$(1,297)	$(747)

Net income (loss) per share	$0.01	$(0.05)	$(0.03)

     Basic earnings per share are calculated based on net earnings and the weighted-average number of shares of common stock outstanding during the reported period. Diluted earnings per share are calculated similarly, except that the weighted-average number of common shares outstanding during the period are increased by the number of additional shares of common stock that would have been outstanding if dilutive potential shares of common stock had been issued. The dilutive effect of potential common stock (including outstanding stock options, unvested restricted stock, ESPP shares and non-employee director stock units) is reflected in diluted earnings per share by application of the treasury stock method, which includes consideration of share-based compensation as required by SFAS 123(R).
     For the fiscal quarters ended January 6, 2008 and April 1, 2007, we incurred a net loss and the inclusion of stock options in the shares used for computing diluted earnings per share would have been anti-dilutive and would have reduced the net loss per share. Accordingly, all Common Stock equivalents (such as stock options) have been excluded from the shares used to calculate diluted earnings per share for those periods.
     For the three months ended April 6, 2008, options outstanding under our stock option plans to purchase approximately 5,819,862 shares, of our common stock were excluded from the treasury stock method used to determine the net effect of dilutive employee stock options because their inclusion would have had an anti-dilutive effect on net income per share.
8. Comprehensive Income
     The components of comprehensive income (loss), net of tax, are as follows:

	Three Months Ended
	Apr. 6,	Jan. 6,	Apr. 1,
	2008	2008	2007
	(unaudited, in thousands)
Net income (loss)	$176	$(1,297)	$(747)
Change in gain (loss) on available-for-sale securities, net of tax of $(30), $475, and $197.	(50)	756	315
Reclassification adjustment for gains included in net income, net of tax amounts of $(10), ($0), and ($3), respectively	(15)	—	(5)

Other comprehensive gain (loss), net of tax amounts of $(40), ($475), and $194, respectively	(65)	756	310

Total comprehensive income (loss)	$111	$(541)	$(437)

Accumulated other comprehensive income is presented on the accompanying condensed consolidated balance sheets and consists of the accumulated net unrealized gain on available-for-sale securities.
9. Legal Matters and Loss Contingencies
     From time to time we are notified of claims, including claims that we may be infringing patents owned by others, or otherwise become aware of conditions, situations, or circumstances involving uncertainty as to the existence of a liability or the amount of a loss. When probable and reasonably estimable, we make provisions for estimated liabilities. As we sometimes have in the past, we may settle disputes and/or obtain licenses under patents that we are alleged to infringe. We can offer no assurance that any pending or threatened claim or other loss contingency will be resolved or that the resolution of any such claim or contingency will not have a materially adverse effect on our business, financial condition, and/or results of operations. Our failure to resolve a claim could result in litigation or arbitration, which can result in significant expense and divert the efforts of our technical and management personnel, whether or not determined in our favor. Our evaluation of the impact of these claims and contingencies could change based upon new information. Actel is a nominal defendant in a consolidated shareholder derivative action filed in the United States District Court for the Northern District of California (the “Court”) against certain current and former officers and Directors. On April 28, 2008, the Court scheduled a final settlement hearing, to be held on June 30, 2008 at 9:00 a.m., to determine whether to approve a proposed settlement (the “Settlement”). Under the terms and conditions of the Settlement, Actel and its insurer would pay to plaintiffs’ counsel attorneys’ fees and reimbursement of expenses in the aggregate amount of $1.75 million, of which the Company has accrued and expects to pay $237,500. If approved by the Court, the Settlement would fully, finally, and forever resolve the derivative litigation. Subject to the foregoing, we do not believe that the resolution of any pending or threatened legal claim or loss contingency is likely to have a materially adverse effect on our financial position, or results of operations or cash flows.

10. Commitments
     As of April 6, 2008, the Company had approximately $9.5 million of remaining non-cancelable obligations to providers of electronic design automation software expiring at various dates through 2012. The current portion of these obligations is recorded in “Accrued licenses” and the long-term portion of these obligations is recorded at net present value in “Other long-term liabilities, net” on the accompanying balance sheet. Approximately $2.8 million and $16.6 million of these contractual obligations are recorded in “Prepaid expenses and other current assets” and “Other assets, net”, respectively.
11. Shareholders’ Equity
     Our Board of Directors authorized a stock repurchase program, whereby shares of our common stock may be purchased from time to time in the open market at the discretion of management. In the three months ended April 6, 2008 we repurchased 1,922,361 shares for $24.8 million. As of April 6, 2008, we had remaining authorization to repurchase up to 688,442 shares.
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
Critical Accounting Policies and Estimates
     Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosure of contingent assets and liabilities. The U.S. Securities and Exchange Commission has defined critical accounting policies as those that are most important to the portrayal of our financial condition and results and also require us to make the most difficult, complex, and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Based upon this definition, our most critical policies include revenue recognition, inventories, legal matters, stock-based compensation and income taxes. We also have other key accounting policies that either do not generally require us to make estimates and judgments that are as difficult or as subjective or they are less likely to have a material impact on our reported results of operations for a given period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates. In addition, if these estimates or their related assumptions change in the future, it could result in material expenses being recognized on the income statement. There have been no significant changes in our critical accounting estimates during the three months ended April 6, 2008 as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended January 6, 2008.

Results of Operations

	Three Months Ended
	(a)	(b)%		(c)%
	Apr. 6,	Jan. 6,	change	Apr. 1,	change
	2008	2008	(a/b)	2007	(a/c)
Net revenues	$54,756	$51,769	6%	$48,604	13%

Gross margin	$32,018	$28,478	12%	$28,766	11%
% of net revenues	58%	55%		59%

Research and development	$16,709	$15,475	8%	$15,719	6%
% of net revenues	31%	30%		32%

Selling, general, and administrative	$16,780	$16,768	0%	$16,085	4%
% of net revenues	31%	32%		33%

Tax provision (benefit)	$285	$(237)	220%	$(163)	275%
% of net revenues	0%	(0%)		(0%)
Net Revenues
     Net revenues were $54.8 million for the first quarter of 2008, a 6% increase from the fourth quarter of 2007 and a 13% increase from the first quarter of 2007. Net revenues increased between the first quarter of 2008 and the fourth quarter of 2007 due to a 24% increase in the number of units shipped which was partially offset by a decrease of 14% in the overall average selling price (ASPs). Quarterly net revenues increased 13% from the first quarter a year ago due to a 45% increase in the number of units shipped which was partially offset by a decrease of 23% in the overall ASPs. Unit volumes and ASP levels fluctuate principally because of changes in the mix of products sold. The overall ASP decrease, when compared to the previous quarter and the same quarter a year ago, is primarily due to a change in our product mix where the sale of new products, particularly our Flash products, which usually have lower ASPs, have increased. Sales of Flash products comprised approximately 23% of net revenues in the first quarter of 2008 compared with approximately 22% in the fourth quarter of 2007 and 20% in the first quarter of 2007.
Gross Margin
     Gross margin was 58% on net revenues for the first quarter of 2008 compared with 55% for the fourth quarter of 2007 and 59% for the first quarter of 2007. Fourth quarter 2007 gross margin included a charge of $2.2 million to reserve for last time buy inventory, which resulted in a 4% reduction in the fourth quarter 2007 gross margin. First quarter 2008 gross margin was impacted by a shift in product mix to lower margin flash products.
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
Research & Development (R&D)
     R&D expenditures were $16.7 million, or 31% of net revenues, for the first quarter of 2008 compared with $15.5 million, or 30% of net revenues, for the fourth quarter of 2007 and $15.7 million, or 32% of net revenues, for the first quarter of 2007. R&D spending increased in the first quarter of 2008 compared to the fourth quarter of 2007 and first quarter of 2007 due to increased spending on masks revisions, wafer development, outside services and increased headcount in the first quarter of 2008. Recognition of stock-based compensation expense under SFAS 123(R) was $1.0 million for the three month period ended April 6, 2008, compared to $0.8 million for the fourth quarter of 2007 and $1.1 million for the first quarter of 2007.

Selling, General and Administrative (SG&A)
     SG&A expenses were $16.8 million, or 31% of net revenues, for the first quarter of 2008 compared with $16.8 million, or 32% of net revenues, for the fourth quarter of 2007 and $16.1 million, or 33% of net revenues, for the first quarter of 2007. Costs associated with the Company’s stock option investigation and restatement were $1.6 million in the first quarter of 2008, including $1.0 million of compensation expenses associated with expired options as noted in Note 3 to the condensed consolidated financial statements, compared with $1.5 million of stock option investigation related costs in the fourth quarter of 2007 and $1.8 million in the first quarter of 2007. We do not expect stock option investigation related costs to be significant in future periods.
     SG&A expenses increased 4% in the first quarter of 2008 compared to the first quarter of 2007. Increased sales of 13% in the first quarter of 2008 compared to the same quarter a year ago resulted in increased selling costs such as commissions and bonuses. Higher employee related expenses such as salary increases, employee relations, increased travel and the $1.0 million payout for expired options also contributed to the increased selling expense in the first quarter of 2008. Recognition of stock-based compensation expense under SFAS 123(R) was $1.0 million for the three month period ended April 6, 2008, compared to $0.7 million for the fourth quarter of 2007 and $1.0 million for the first quarter of 2007.
Tax Provision
     For the three months ended April 6, 2008, the provision for income taxes was based on an annual effective tax rate calculated in compliance with SFAS 109 and APB No. 28. The annual effective rate was calculated based on our expected level of profitability and includes the usage of state tax credits. To the extent our level of profitability changes during the year, the effective tax rate will be revised to reflect these changes. The difference between the provision for income taxes that would be derived by applying the statutory rate to our income before tax and the income tax provision actually recorded is primarily due to the impact of non-deductible SFAS 123(R) stock-based compensation expenses which is partially offset by tax credits.
Financial Condition, Liquidity, and Capital Resources
     Our total assets were $351.6 million as of the end of the first quarter of 2008 compared with $363.6 million as of the end of the fourth quarter of 2007. The following table sets forth certain financial data from the condensed consolidated balance sheets expressed as the percentage change from January 6, 2008 to April 6, 2008.

	As of	As of
In thousands	Apr. 6, 2008	Jan. 6, 2008	$ change	% change
Cash and cash equivalents, short and long term investments	$162,691	$189,170	$(26,479)	(14%)
Accounts receivable, net	$26,338	$18,116	$8,222	45%
Inventories	$37,259	$35,587	$1,672	5%
     Accounts receivable at April 6, 2008 increased 45% compared with January 6, 2008. This was primarily due to increased shipments during the last month of the first quarter of 2008 as compared with the last month of the fourth quarter of 2007. Days sales outstanding was 44 days as of the first quarter of 2008 compared to days sales outstanding of 34 days as of the fourth quarter 2007.
     Net inventories as of April 6, 2008 increased by $1.7 million or 5% compared to January 6, 2008 due to the build up of inventory as a result of increased demand in the market mainly for our Flash products. This resulted in inventory days increasing from 139 days at the end of 2007 to 150 days at the end of the first quarter of 2008.

	Three Months Ended
In thousands	Apr. 6, 2008	Apr. 1, 2007
Net cash provided by (used in) operating activities	$3,522	$(4,092)
Net cash (used in) provided by investing activities	$(700)	$837
Net cash used in financing activities	$(24,114)	$(1,022)

     Cash provided by operating activities of $3.5 million for the three months ended April 6, 2008 was the result of several non-cash adjustments relating to depreciation and stock based compensation costs of approximately $4.8 million, in addition to cash provided by net income of $0.2 million, prepaid and other current assets of $0.8 million, other liabilities of $3.6 million and deferred income on sales to distributors of $6.6 million. These were partially offset by cash used to fund increases in accounts receivable of $8.2 million, inventories of $1.7 million and licenses and other assets of $2.7 million.
     Capital expenditures of $5.4 million were partially offset by net sales of available-for-sale securities of $5.1 million which resulted in net cash used in investing activities of approximately $0.7 million for the three months ended April 6, 2008. Net sales of available-for-sales securities were higher in the first quarter of 2008 compared to the first quarter of 2007 as a result of the need to fund our stock repurchases in the first quarter of 2008. Net cash used in financing activities of $24.1 million for the three months ended April 6, 2008 relates mainly to cash used to repurchase stock of $24.8 million partially offset by issuance of common stock of $1.0 million. As of April 6, 2008, we had remaining authorization to repurchase up to 688,442 shares of our common stock, which may be purchased from time to time in the open market at the discretion of management.
     Cash used by operating activities was $4.1 million for the three months ended April 1, 2007. Net loss of $0.7 million and cash used to reduce liabilities of $12.6 million was partially offset by several non-cash adjustments relating to depreciation, amortization and stock based compensation costs of approximately $4.8 million, decreases in inventory of $1.1 million and increased deferred income to distributors of $2.0 million. Net cash provided by investing activities was $0.8 million and included net sales of available-for-sale securities of $2.7 million and $1.9 million purchases of property and equipment. Net cash used by financing activities of $1.0 million for the first three months of fiscal 2007 consisting of payroll tax deposits associated with the vesting of restricted stock unit awards.
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
Impact of Recently Issued Accounting Standards
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is applicable for Actel in the first quarter of fiscal year 2008. In February 2008, the FASB issued FASB Staff Position No. FAS 157-1 (“FSP FAS 157-1”), “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13” and FASB Staff Position No. FAS 157-2 (“FSP FAS 157-2”), “Effective Date of FASB Statement No. 157.” FSP FAS 157-1 amends SFAS No. 157 to exclude from its scope SFAS No. 13 and other pronouncements that address fair value measurements for purposes of lease classification or measurement. The scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value (including assets and liabilities not related to leases). FSP FAS 157-2 delays by one year the effective date of SFAS No. 157 for certain types of nonfinancial assets and nonfinancial liabilities for fiscal years beginning after November 15, 2008. Effective January 7, 2008, we adopted SFAS 157 for financial assets and liabilities recognized at fair value. The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our consolidated financial statements. Refer to Note 2 of the condensed consolidated financial statements for SFAS 157 related disclosure requirements.
     In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS 159 permits entities to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. As allowed under SFAS 159, we have elected not to adopt the fair value option under SFAS 159 in the first quarter of fiscal year 2008.
     In June 2007, the FASB ratified EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). The Task Force reached a consensus that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. The Task Force expects a company to continue evaluating whether it expects the goods to be delivered or services to be rendered. If a company does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. EITF 07-3 is effective for financial statements issued for fiscal years beginning after December 15, 2007 and is applicable for Actel in the first quarter of fiscal year 2008. This pronouncement applies prospectively for new contractual arrangements entered into beginning in the first quarter of fiscal year 2008. The adoption of EITF 07-3 in the first quarter of fiscal 2008 did not impact our condensed consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R amends how business acquisitions are accounted for. SFAS 141R is effective for fiscal years beginning after December 15, 2008, and will be adopted by Actel in the first quarter of fiscal 2009. The impact of the adoption of SFAS 141R on our condensed consolidated financial statements will depend on future business combination transactions, if any.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     As of April 6, 2008, our investment portfolio consisted primarily of asset backed obligations, corporate bonds, floating rate notes, and federal and municipal obligations. The principal objectives of our investment activities are to preserve principal, meet liquidity needs, and maximize yields. To meet these objectives, we invest excess liquidity only in high credit quality debt securities with average maturities of less than two years. We also limit the percentage of total investments that may be invested in any one issuer. Corporate investments as a group are also limited to a maximum percentage of our investment portfolio.
     Our investments are subject to interest rate risk. An increase in interest rates could subject us to a decline in the market value of our investments. These risks are mitigated by our ability to hold these investments for a period of time sufficient to recover the carrying value of the investment which may not be until maturity. A hypothetical 100 basis point increase in interest rates compared with interest rates at April 6, 2008, and January, 6, 2008, would result in a reduction of approximately $2.0 million and $2.1 million in the fair value of our available-for-sale debt securities held at April 6, 2008, and January, 6, 2008, respectively.
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
Changes in Internal Control over Financial Reporting
     There were no significant changes to our internal controls during the quarter ended April 6, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     In re Actel Derivative Litigation, 5:06-cv-05352-JW
     On August 30, 2006, a shareholder derivative action was filed in the United States District Court for the Northern District of California (the “Court”), entitled Frank Brozovich v. John C. East, et al., 06-cv-05352-JW, against certain of our former and current officers and directors alleging that the individual defendants violated Section 10(b)/Rule 10b-5 of the Securities Exchange Act of 1934 (the “Exchange Act”), breached their fiduciary duties, and were unjustly enriched in connection with the timing of stock option grants from 1996 to 2001. In addition, on November 2, 2006, a second nearly identical shareholder derivative complaint, entitled Samir Younan v. John C. East, et al., 5:06-cv-06832-JW, was filed in the same court. Younan alleged further causes of action in connection with the timing of stock option grants from 1994 to 2000, including violations of Sections 14(a) and 20(a) of the Exchange Act, and violation of California Corporation Code Section 25402. On January 10, 2007, these cases were consolidated as In re Actel Derivative Litigation , 5:06-cv-05352-JW and plaintiffs Younan and Brozovich were appointed lead plaintiffs. Plaintiffs filed a consolidated complaint on February 9, 2007. The consolidated complaint alleges causes of action in connection with the timing of stock option grants from 1996 to 2002, including violations of Sections 10(b), 14(a), and 20(a) of the Exchange Act, breach of fiduciary duty, accounting, unjust enrichment, and violation of California Corporation Code Section 25402. Actel is named solely as a nominal defendant against whom no recovery is sought.
     On April 28, 2008, the Court scheduled a final settlement hearing, to be held on June 30, 2008 at 9:00 a.m., before the Honorable James Ware, at the U.S. District Courthouse, 280 South 1st Street, San Jose, California, 95133, Fourth Floor, Courtroom 8, to determine whether to approve a proposed settlement that has been reached between the parties in the derivative litigation (the “Settlement”). The Court ordered, among other things, that the Company file a Form 8-K attaching a copy of The full text of a Notice of Pendency and Settlement of Derivative Action and of Settlement Hearing (the “Notice”) is attached as Exhibit 20.1 to a Form 8-K filed by the Company with the SEC on April 29, 2008. Under the terms and conditions of the Settlement, which are summarized in the Notice, Actel and its insurer would pay to plaintiffs’ counsel attorneys’ fees and reimbursement of expenses in the aggregate amount of $1.75 million, of which the Company expects to pay $237,500. If approved by the Court, the Settlement would fully, finally, and forever resolve the derivative litigation.

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
     As we requested on October 9, 2007, the Nasdaq Board of Directors (the “Nasdaq Board”) on October 17, 2007, called for review the August 23, 2007, decision of the Listing Council, and stayed the suspension of our securities from trading, pending further consideration by the Nasdaq Board. On November 9, 2007, the Nasdaq Board granted us an extension until January 9, 2008, to file all delinquent periodic reports necessary to regain compliance with the filing requirement contained in Rule 4310(c)(14), and remanded back to the Panel for further consideration our failure to solicit proxies and hold an annual meeting, as required by Rules 4350(e) and 4350(g). On November 13, 2007, we received an additional staff determination notice relating to our failure to timely file with the SEC a Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007. As we requested on January 4, 2008, the Nasdaq Board on January 8, 2008, granted us an extension until February 20, 2008, to file all delinquent periodic reports necessary to regain compliance with the filing requirement contained in Rule 4310(c)(14). On January 22, 2008, we filed with the SEC our Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2006, and our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. On February 11, 2008, we filed with the SEC our Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2007; our Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2007; and our Quarterly Report on

Form 10-Q for the fiscal quarter ended September 30, 2007. On February 18, 2008, the Nasdaq staff determined that we had regained compliance with requirement for continued listing set forth in Rule 4310(c)(14). On March 4, 2008, we held our Combined 2006-2007 Annual Meeting of Shareholders. Accordingly, we believe we have substantially complied with Rules 4350(e) and 4350(g) and are therefore currently in compliance with all of Nasdaq’s continued listing requirements.
Item 1A. Risk Factors
     Before deciding to purchase, hold, or sell our Common Stock, you should carefully consider the risks described below in addition to the other cautionary statements and risks described elsewhere (and the other information contained) in this Quarterly Report on Form 10-Q and subsequent reports on Forms 10-K, 10-Q and 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs and has a materially adverse effect on us, our business, financial condition, and results of operations could be seriously harmed. In that event, the market price for our Common Stock will likely decline and you may lose all or part of your investment.
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
     We derive a significant percentage of our quarterly revenues from bookings received during the quarter, making quarterly revenues difficult to predict.
     We generate a significant percentage of our quarterly revenues from orders received during the quarter and “turned” for shipment within the quarter. Any shortfall in expected “turns” orders will adversely affect quarterly revenues. There are many factors that can cause a shortfall in turns orders, including declines in general economic conditions or the businesses of our customers, excess inventory in the channel, and conversion of our products to ASICs or other competing products for price or other reasons. In addition, we sometimes book a disproportionately large percentage of turns orders during the final weeks of the quarter. Any failure or delay in receiving expected turns orders would adversely affect quarterly revenues.
     We sometimes derive a significant percentage of our quarterly revenues from shipments made in the final weeks of the quarter, making quarterly revenues difficult to predict.
     We sometimes ship a disproportionately large percentage of our quarterly revenues during the final weeks of the quarter, which makes it difficult to accurately project quarterly revenues. Any failure to effect scheduled shipments by the end of a quarter would adversely affect quarterly revenues.
     Our military and aerospace shipments tend to be large and are subject to complex scheduling uncertainties, making quarterly revenues difficult to predict.
     Orders from military and aerospace customers tend to be large monetarily and irregular, which contributes to fluctuations in our net revenues and gross margins. These sales are also subject to more extensive governmental regulations, including greater export restrictions. Historically, it has been difficult to predict if and when export licenses will be granted, if required. In addition, products for military and aerospace applications require processing and testing that is more lengthy and stringent than for commercial applications, which increases the complexity of scheduling and forecasting as well as the risk of failure. It is often impossible to determine before the end of processing and testing whether products intended for military or aerospace applications will pass and, if not, it is generally not possible for replacements to be processed and tested in time for shipment during the same quarter. Any failure to effect scheduled shipments by the end of a quarter would adversely affect quarterly revenues.

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
     In a typical semiconductor manufacturing process, silicon wafers produced by a foundry are sorted and cut into individual die, which are then assembled into individual packages and tested. The manufacture, assembly, and testing of semiconductor products is highly complex and subject to a wide variety of risks, including defects in photomasks, impurities in the materials used, contaminants in the environment, and performance failures by personnel and equipment. In addition, we may not discover defects or other errors in new products until after we have commenced volume production. Semiconductor products intended for military and aerospace applications and new products, such as our Actel Fusion PSCs and ProASIC 3 and Igloo FPGAs, are often more complex and more difficult to produce, increasing the risk of manufacturing- and design-related defects. Our failure to effect scheduled shipments by the end of a quarter due to unexpected supply constraints or production difficulties would have an immediate and adverse impact on quarterly revenues.
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
     The price we can charge for our products is constrained principally by our competition. While it has always been intense, we believe that price competition for new designs is increasing. This may be due in part to the transition toward high-level design methodologies. Designers can now wait until later in the design process before selecting a PLD or ASIC and it is easier to convert between competing PLDs or between a PLD and an ASIC. The increased price competition may also be due in part to the increasing penetration of PLDs into price-sensitive markets previously dominated by ASICs. We have strategically targeted many of our products at the value-based market, which is defined primarily by low prices. If our strategy is successful, we will generate an increasingly greater percentage of our net revenues from low-price products, which may make it more difficult to maintain our gross margin at our historic levels. In addition, gross margins on new products are generally lower than on mature products. Thus, if we generate a greater percentage of our net revenues from new products, our overall gross margin could be adversely affected. Any long-term decline in our overall gross margin may have an adverse effect on our operating results.
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
     We are exposed to fluctuations in the market values of our investment portfolio.
     Our investments are subject to interest rate and other risks. Our investment portfolio consists primarily of asset-backed obligations, corporate bonds, floating-rate notes, and federal and municipal obligations. An increase in interest rates could subject us to a decline in the market value of our investments. This risk is mitigated by our ability to hold these investments for a period of time sufficient to recover the carrying value of the investment, which may not be until maturity. In addition, if the issuers of our investment securities default on their obligations, or their credit ratings are negatively affected by liquidity, credit deterioration or losses, financial results, or other factors, the value of our investments could decline and result in a material impairment. To mitigate these risks, we invest only in high credit quality debt securities with average maturities of less than two years. We also limit, as a percentage of total investments, our investment in any one issuer and in corporate issuers as a group.
     Any acquisition we make may harm our business, financial condition, and/or operating results.
     We have a mixed history of success in our acquisitions. In pursuing our business strategy, we may acquire other products, technologies, or businesses from third parties. Identifying and negotiating these acquisitions may divert substantial management time away from our operations. An acquisition could absorb substantial cash resources, require us to incur or assume debt obligations, and/or involve the issuance of additional Actel equity securities. The issuance of additional equity securities may dilute, and could represent an interest senior to, the rights of the holders of our Common Stock. An acquisition would involve significant deal-related expenses and could involve significant write-offs (possibly resulting in a loss for the fiscal year(s) in which taken) and would require the amortization of any identifiable intangibles over a number of years, which would adversely affect earnings in those years. Any acquisition would require attention from our management to integrate the acquired entity into our operations, may require us to develop expertise outside our existing business, and could result in departures of management from either Actel or the acquired entity. An acquired entity could have unknown liabilities, and our business may not achieve the results anticipated at the time of the acquisition. The occurrence of any of these circumstances could disrupt our operations and may have a materially adverse effect on our business, financial condition, and/or operating results.
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
     The stock markets broadly, technology companies generally, and our Common Stock in particular have historically experienced price and volume volatility. Our Common Stock may continue to fluctuate substantially on the basis of many factors, including:
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

ACTEL CORPORATION

Date: May 9, 2008	/s/ Jon A. Anderson
Jon A. Anderson
Vice President of Finance and Chief Financial Officer (as Principal Financial Officer and on behalf of Registrant)

Exhibit Index

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.