Form 10-Q
period 2008-07-06
ACTEL CORP
filed 2008-08-14
CIK 907687

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 6, 2008
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

☐ Large accelerated filer	☑ Accelerated filer	☐ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller Reporting Company
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Number of shares of Common Stock outstanding as of Aug 12, 2008: 25,766,764

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
ACTEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended			Six Months Ended
	July 6, 2008	April 6, 2008	July 1, 2007	July 6, 2008	July 1, 2007
Net revenues	$57,649	$54,756	$48,790	$112,405	$97,394
Costs and expenses:
Cost of revenues	23,035	22,738	19,928	45,773	39,766
Research and development	17,103	16,709	18,778	33,812	34,497
Selling, general, and administrative	15,613	16,780	15,400	32,393	31,485

Total costs and expenses	55,751	56,227	54,106	111,978	105,748

Income (loss) from operations	1,898	(1,471)	(5,316)	427	(8,354)
Interest income and other, net	1,701	1,932	2,092	3,633	4,220

Income (loss) before tax provision (benefit)	3,599	461	(3,224)	4,060	(4,134)
Tax provision (benefit)	1,635	285	(579)	1,920	(742)

Net income (loss)	$1,964	$176	$(2,645)	$2,140	$(3,392)

Net income (loss) per share:
Basic	$0.08	$0.01	$(0.10)	$0.08	$(0.13)

Diluted	$0.08	$0.01	$(0.10)	$0.08	$(0.13)

Shares used in computing net income (loss) per share:
Basic	25,408	26,487	26,845	25,947	26,796

Diluted	26,155	26,677	26,845	26,416	26,796

See Notes to Unaudited Condensed Consolidated Financial Statements

ACTEL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 6,	Jan. 6,
	2008	2008(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,973	$30,119
Short-term investments	135,895	152,609
Accounts receivable, net	37,069	18,116
Inventories	44,989	35,587
Deferred income taxes	19,331	19,350
Prepaid expenses and other current assets	9,476	10,259

Total current assets	259,733	266,040
Long-term investments	6,997	6,442
Property and equipment, net	31,053	25,417
Goodwill	30,032	30,197
Deferred income taxes	16,361	16,082
Other assets, net	21,907	19,438

	$366,083	$363,616

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,085	$16,972
Accrued compensation and employee benefits	8,897	6,181
Accrued licenses	4,521	4,927
Other accrued liabilities	5,131	3,941
Deferred income on shipments to distributors	35,049	26,109

Total current liabilities	74,683	58,130
Deferred compensation plan liability	5,178	5,479
Deferred rent liability	1,369	1,417
Accrued sabbatical compensation	3,380	3,380
Other long-term liabilities, net	5,402	3,718

Total liabilities	90,012	72,124
Commitments and contingencies
Shareholders’ equity:
Common stock	25	26
Additional paid-in capital	225,024	231,491
Retained earnings	50,912	59,189
Accumulated other comprehensive income	110	786

Total shareholders’ equity	276,071	291,492

	$366,083	$363,616

(1)	Derived from audited financial statements included in Form 10-K filed with the Securities and Exchange Commission for the year ended January 6, 2008.
See Notes to Unaudited Condensed Consolidated Financial Statements

ACTEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	July 6, 2008	July 1, 2007
Operating activities:
Net income (loss)	$2,140	$(3,392)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	5,431	5,090
Loss on fixed asset impairment	238	—
Stock compensation costs	4,296	4,618
Wafer prepayment charge	—	3,700
Changes in operating assets and liabilities:
Accounts receivable	(18,954)	(5,281)
Inventories	(9,420)	1,291
Deferred income taxes	136	(312)
Prepaid expenses and other current assets	783	1,068
Licenses and other long-term assets	(2,600)	2,221
Accounts payable, accrued compensation and employee benefits, and other accrued liabilities	9,239	(14,152)
Deferred income on shipments to distributors	8,941	3,859

Net cash provided by (used in) operating activities	230	(1,290)
Investing activities:
Purchases of property and equipment	(11,305)	(5,754)
Purchases of available-for-sale securities	(30,095)	(27,493)
Sales and maturities of available-for-sale securities	45,182	26,851
Changes in other long term assets	4	34

Net cash provided by (used in) investing activities	3,786	(6,362)
Financing activities:
Tax withholding on restricted stock	(574)	(1,664)
Receipt of price differential for remeasured options	—	338
Issuance of common stock under employee stock plans	4,176	—
Repurchase of common stock	(24,764)	—

Net cash used in financing activities	(21,162)	(1,326)

Net decrease in cash and cash equivalents	(17,146)	(8,978)
Cash and cash equivalents, beginning of period	30,119	33,699

Cash and cash equivalents, end of period	$12,973	$24,721

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes, net	$144	$63
Accrual of long-term license agreement	$4,398	$1,820
See Notes to Unaudited Condensed Consolidated Financial Statements

ACTEL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Summary of Significant Accounting Policies
     The accompanying unaudited condensed consolidated financial statements of Actel Corporation have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.
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
     These unaudited condensed consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in our 2007 Form 10-K. The results of operations for the three and six months ended July 6, 2008, are not necessarily indicative of future operating results.
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
     The following table summarizes our financial instruments measured at fair value on a recurring basis in accordance with SFAS 157 as of July 6, 2008 (in thousands):

Fair Value Measurements Using
Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
Description	Total	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets:
Available-for-sale securities (1)	$148,748	$5,856	$142,892	—

(1)	Included in cash and cash equivalents, short-term and long-term investments on our condensed consolidated balance sheet.
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
     The fair value of the Company’s stock options granted to employees was estimated using the following weighted-average assumptions for the periods presented:

	Three Months		Six Months
	Ended		Ended
	Jul. 6,	Jul. 1,	Jul. 6,	Jul. 1,
	2008	2007	2008	2007
Option Plan Shares
Expected term (in years)	5.5	4.8	5.5	4.9
Volatility	38.2%	43.7%	39.0%	44.0%
Risk-free interest rate	3.3%	4.7%	2.9%	4.7%
Weighted-average fair value per share	$6.92	$6.24	$6.07	$6.62

ESPP Shares
Expected term (in years)	1.25	—	1.25	—
Volatility	42%	—	42%	—
Risk-free interest rate	2.12%	—	2.12%	—
Weighted-average fair value per share	$4.01	—	$4.01	—

Stock-Based Compensation Expense
     The Company recorded $2.1 million and $4.3 million of stock-based compensation expense for the three and six months ended July 6, 2008, respectively, and $2.3 million and $4.6 million for the three and six months ended July 1, 2007, respectively as follows (in thousands):

	Three Months Ended
	Jul. 6, 2008	Jul. 1, 2007
Cost of revenues	$102	$147
Research and development	944	1,287
Selling, general, and administrative	1,090	884

Total stock-based compensation expense, before income taxes	2,136	2,318
Tax benefit	430	411

Total stock-based compensation expense, net of income taxes	$1,706	$1,907

	Six Months Ended
	Jul. 6, 2008	Jul. 1, 2007
Cost of revenues	$197	$325
Research and development	1,970	2,372
Selling, general, and administrative	2,129	1,921

Total stock-based compensation expense, before income taxes	4,296	4,618
Tax benefit	832	819

Total stock-based compensation expense, net of income taxes	$3,464	$3,799

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

Stock Option Plans
     The following table summarizes our stock option activity and related information for the six months ended July 6, 2008:

		Weighted-
		Average	Weighted-Average	Aggregate Intrinsic
	Number	Exercise	Remaining	Value
Options	of Shares	Price	Contractual Term	(in thousands)
Outstanding at January 6, 2008	5,873,426	$16.07
Granted	898,710	13.84
Exercised	(272,457)	12.22
Forfeitures and cancellations	(227,049)	16.86

Outstanding at July 6, 2008	6,272,630	$16.10	6.21	$11,800

Vested and expected to vest at July 6, 2008	6,151,998	$16.16	6.15	$11,412

Exercisable at July 6, 2008	3,973,588	$17.61	4.65	$4,646

Employee Stock Purchase Plan (ESPP)
     The Company resumed the Employee Stock Purchase Plan (ESPP) program with employees being allowed to make contributions in February 2008 with the next purchase being July 31, 2008. The Company recorded $0.5 million and $1.4 million of stock-based compensation expense relating to the ESPP for the three months and six months ended July 6, 2008, respectively.
Restricted Stock Units (RSUs)
     The following is a summary of RSU activity for the six months ended July 6, 2008:

		Weighted-Average
		Grant Date Fair
	Number of shares	Value
Nonvested at January 6, 2008	343,360	$13.03
Granted	122,923	$13.08
Vested	(100,854)	$13.90
Forfeited	(12,559)	$13.19

Nonvested at July 6, 2008	352,870	$12.80

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
4. Credits to Distributors
     We sell our products to distributors who resell our products to OEMs or their contract manufacturers. We recognize revenue on products sold to OEMs upon shipment. Because sales to distributors are generally made under agreements allowing for price adjustments, credits, and right of return under certain circumstances, we generally defer recognition of revenue on products sold to distributors until the products are resold by the distributor and price adjustments are determined at which time our final net sales price is fixed. Deferred revenue net of the corresponding deferred cost of sales, effectively representing gross margin, are recorded in the caption deferred income on shipments to distributors in the liability section of the condensed consolidated balance sheet. The amount of gross margin we recognize in future periods will be less than the originally recorded deferred income as a result of negotiated price concessions. When a distributors’ resale is priced at a discount from list price, we credit back to the distributor a portion of their original purchase price after the resale transaction is complete. Thus, a portion of the deferred income on shipments to distributors balance will be credited back to the distributor in the future. Based upon historical trends and inventory levels on hand at each of our distributors as of July 6, 2008, we currently estimate that approximately $14.1 million of the deferred income on shipments to distributors on the Company’s balance sheet as of July 6, 2008, will be credited back to the distributors in the future. These amounts will not be recognized as revenue and gross margin in our condensed consolidated statements of operations.
     Our payment terms generally require the distributor to settle amounts owed to us based on list price, which typically may be in excess of their ultimate cost as a result of agreements with the distributors allowing for price adjustments and credits. Accordingly, when a distributors’ resale is priced at a discount from list price, we credit back to the distributor a portion of their original purchase price, usually within 30 days after the resale transaction has been reported to the Company. This practice has an adverse impact on the working capital of our distributors since they are required to pay the full list price to Actel and receive a subsequent discount only after the product has been sold to a third party. As a consequence, beginning the third quarter of fiscal 2007, we entered into written business arrangements with certain distributors whereby we issue advance credits to the distributors to minimize the adverse impact on the distributor’s working capital. The advance credits generally amount to a month of credits based on an average of actual historical credits over the prior quarter. The advance credits are updated and settled on a quarterly basis. The advance credits have no impact on our revenue recognition since revenue from distributors is not recognized until the distributor sells the product but the advance credits do reduce our accounts receivable and our deferred income on shipments to distributors as reflected in our condensed consolidated balance sheet. The amount of the advance credit as of July 6, 2008 was $6.7 million.
5. Goodwill
     We account for goodwill under SFAS No. 142, “Goodwill and Other Intangible Assets.” Under this standard, goodwill is tested for impairment annually or more frequently if certain events or changes in circumstances indicate that the carrying value may not be recoverable. We completed our annual goodwill impairment test as of January 6, 2008 and noted no impairment. Our next annual impairment test will be performed in the fourth quarter of 2008. No indicators of impairment were present as of July 6, 2008. Our net goodwill was $30.0 million as of the second quarter of 2008 and $30.2 million as of the fourth quarter of 2007. The slight decrease in goodwill is a result of the realization of certain net operating loss carryforwards associated with the Company’s fiscal 2000 acquisition of Gatefield. We had originally established a valuation allowance for a portion of the net operating loss carryforwards acquired in connection with the acquisition of Gatefield. To the extent such valuation allowance is subsequently reversed as a result of the realization of the deferred tax asset, FAS 109 requires that the offsetting credit is recognized first as a reduction of goodwill.
6. Inventories
     Inventories consist of the following:

	July 6,	Jan. 6,
	2008	2008
	(In thousands)
Inventories:
Purchased parts and raw materials	$10,334	$7,185
Work-in-process	25,506	17,253
Finished goods	9,149	11,149

	$44,989	$35,587

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
     “Last time buy” inventory purchases are excluded from our standard excess and obsolescence write down policy and are instead subject to a discrete write down policy. We make last time buys when a wafer supplier is about to shut down the manufacturing line used to make a product and we believe that current inventories are insufficient to meet foreseeable future demand. We made last time buys of certain products from our wafer suppliers during 2003, 2005 and 2007. Since this inventory was not acquired to meet current demand, we do not believe the application of our standard inventory write down policy would be appropriate. Inventory purchased in last time buy transactions is evaluated on an ongoing basis for indications of excess or obsolescence based on rates of actual sell through; expected future demand for those products over a longer time horizon; and any other qualitative factors that may indicate the existence of excess or obsolete inventory. In the event that actual sell through does not meet expectations or estimations of expected future demand decrease, inventory write downs of last time buy inventory may be required. Evaluations of last time buy inventory during the first six months of 2008 resulted in $0.5 million of write downs of this material. Net inventory as of July 6, 2008 included $2.5 million of last time buy material.

7. Earnings per Share
     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended			Six Months Ended
	Jul. 6, 2008	Apr. 6, 2008	Jul. 1, 2007	Jul. 6, 2008	Jul. 1, 2007
	(unaudited, in thousands except per share amounts)
Basic:
Weighted-average common shares outstanding	25,408	26,487	26,845	25,947	26,796

Net income (loss)	$1,964	$176	$(2,645)	$2,140	$(3,392)

Net income (loss) per share	$0.08	$0.01	$(0.10)	$0.08	$(0.13)

Diluted:
Weighted-average common shares outstanding	25,408	26,487	26,845	25,947	26,796
Net effect of dilutive employee stock options – based on the treasury stock method	747	190	—	469	—

Shares used in computing net income per share	26,155	26,677	26,845	26,416	26,796

Net income (loss)	$1,964	$176	$(2,645)	$2,140	$(3,392)

Net income (loss) per share	$0.08	$0.01	$(0.10)	$0.08	$(0.13)

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
     For the three and six months ended July 1, 2007, we incurred a net loss and the inclusion of stock options in the shares used for computing diluted earnings per share would have been anti-dilutive and would have reduced the net loss per share. Accordingly, all Common Stock equivalents (such as stock options) have been excluded from the shares used to calculate diluted earnings per share for those periods.
     For the three and six months ended July 6, 2008, options outstanding under our stock option plans to purchase approximately 2,727,533 and 4,864,427 shares, respectively, of our common stock were excluded from the treasury stock method used to determine the net effect of dilutive employee stock options because their inclusion would have had an anti-dilutive effect on net income per share.

8. Comprehensive Income
     The components of comprehensive income (loss), net of tax, are as follows:

	Three Months Ended			Six Months Ended
	Jul. 6, 2008	Apr. 6, 2008	Jul. 1, 2007	Jul. 6, 2008	Jul. 1 2007
	(unaudited, in thousands)
Net income (loss)	$1,964	$176	$(2,645)	$2,140	$(3,392)
Change in gain (loss) on available-for-sale securities, net of tax amounts of ($366), ($30), ($232), ($396) and ($34), respectively	(583)	(50)	(369)	(633)	(54)
Reclassification adjustment for gains included in net income, net of tax amounts of ($18) ($10), $0, ($28) and ($3), respectively	(28)	(15)	—	(43)	(5)

Other comprehensive gain (loss), net of tax amounts of ($384), ($40), ($232), ($424) and ($37), respectively	(611)	(65)	(369)	(676)	(59)

Total comprehensive income (loss)	$1,353	$111	$(3,014)	$1,464	$(3,451)

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
     Actel was a nominal defendant in a consolidated shareholder derivative action filed in the United States District Court for the Northern District of California (the “Court”) against certain current and former officers and Directors. Under the terms and conditions of a settlement agreement submitted to the Court for approval, Actel and its insurer paid plaintiffs’ counsel attorneys’ fees and reimbursement of expenses in the aggregate amount of $1.75 million, of which the Company paid $237,500. On July 7, 2008, the Court signed an order granting final approval of the settlement agreement. The order reduced the plaintiffs’ attorney fees from $1.75 million to approximately $1.22 million, as a result of which the Company received a refund of approximately $85,000.
10. Commitments
     As of July 6, 2008, the Company had approximately $9.8 million of remaining non-cancelable obligations to providers of electronic design automation software expiring at various dates through 2012. The current portion of these obligations is recorded in “Accrued licenses” and the long-term portion of these obligations is recorded at net present value in “Other long-term liabilities, net” on the accompanying balance sheet. Approximately $2.8 million and $16.5 million of these contractual obligations are recorded in “Prepaid expenses and other current assets” and “Other assets, net”, respectively.
11. Shareholders’ Equity
     Our Board of Directors authorized a stock repurchase program, whereby shares of our common stock may be purchased from time to time in the open market at the discretion of management. In the six months ended July 6, 2008 we repurchased 1,922,361 shares of our common stock for $24.8 million. During the second quarter of 2008 the Board of Directors authorized the Company to repurchase up to one million additional shares of common stock under the Company Stock Repurchase program. As of July 6, 2008, we had remaining authorization to repurchase up to 1,688,442 shares.
12. Subsequent Events
     On July 9, 2008, the Company acquired 100% of the stock of Pigeon Point Systems, a privately-held supplier of telecommunications computing architecture (TCA) management components. As a result of the stock purchase, Pigeon Point Systems became a wholly-owned subsidiary of the Company. The acquisition of Pigeon Point Systems will allow Actel to offer a complete solution for proprietary and standards-based system management implementations in the industrial, military, telecommunications, and medical markets. The acquisition is not expected to have a material effect on Actel’s financial condition or results of operations.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     You should read the following discussion of our financial condition and results of operations in conjunction with our Consolidated Financial Statements and the related “Notes to Consolidated Financial Statements,” “Financial Statement Schedules,” and “Supplementary Financial Data” included in our Annual Report on Form 10-K. This Quarterly Report on Form 10-Q, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and the future results of our Company that are based on current expectations, estimates, forecasts, and projections about the industry in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled “Risk Factors” in Item 1A of Part II and elsewhere, and in other reports we file with the Securities and Exchange Commission (“SEC”), specifically the most recent reports on Form 10-Q. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.
Critical Accounting Policies and Estimates
     Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosure of contingent assets and liabilities. The U.S. Securities and Exchange Commission has defined critical accounting policies as those that are most important to the portrayal of our financial condition and results and also require us to make the most difficult, complex, and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Based upon this definition, our most critical policies include revenue recognition, inventories, legal matters, stock-based compensation and income taxes. We also have other key accounting policies that either do not generally require us to make estimates and judgments that are as difficult or as subjective or they are less likely to have a material impact on our reported results of operations for a given period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates. In addition, if these estimates or their related assumptions change in the future, it could result in material expenses being recognized on the income statement. There have been no significant changes in our critical accounting estimates during the six months ended July 6, 2008 as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended January 6, 2008.

Results of Operations

	Three Months Ended					Six Months Ended
	(a)	(b)	% change	(c)	% change	(d)	(e)	% change
(dollars in thousands)	Jul. 6, 2008	Apr. 6, 2008	(a/b)	Jul. 1, 2007	(a/c)	Jul. 6, 2008	Jul. 1, 2007	(d/e)
Net revenues	$57,649	$54,756	5%	$48,790	18%	$112,405	$97,394	15%

Gross margin	$34,614	$32,018	8%	$28,862	20%	$66,632	$57,628	16%
% of net revenues	60%	58%		59%		59%	59%

Research and development	$17,103	$16,709	2%	$18,778	(9%)	$33,812	$34,497	(2%)
% of net revenues	30%	31%		38%		30%	35%

Selling, general, and administrative	$15,613	$16,780	(7%)	$15,400	1%	$32,393	$31,485	3%
% of net revenues	27%	31%		32%		29%	32%

Tax provision (benefit)	$1,635	$285	474%	$(579)	382%	$1,920	$(742)	359%
% of net revenues	3%	1%		(1%)		2%	(1%)
Net Revenues
     Net revenues were $57.6 million for the second quarter of 2008, a 5% increase from the first quarter of 2008 and an 18% increase from the second quarter of 2007. Net revenues increased between the first and second quarter of 2008 due to a 1% increase in the number of units shipped coupled with a 3% increase in the overall average selling price (ASPs). Unit shipment increases were largely driven by increased sales of Flash products partially offset by lower unit sales of legacy products. ASPs increased as a result of higher relative sales of military and aerospace products. The second quarter of 2008 included $1.4 million in royalty revenue, including $1.0 million associated with the settlement of certain prior year claims, compared with $0.8 million in royalties in the first quarter of 2008. Net revenues for the second quarter of 2008 increased 18% from the second quarter a year ago due to a 42% increase in the number of units shipped which was partially offset by an 18% decrease in ASPs. The unit volume increase was due to increased sales of Flash products which also contributed to the overall decline in ASPs. Flash products typically carry lower ASPs than other product families.
     Net revenues were $112.4 million for the six months of 2008, a 15% increase from the first six months of 2007. Net revenues for the six month period increased due to an increase in unit shipments of 43% and a 20% decrease in ASPs. The unit volume increase and lower ASPs was primarily due to higher sales of Flash products as noted above.
Gross Margin
     Gross margin was 60% of net revenues for the second quarter of 2008 compared with 58% for the first quarter of 2008 and 59% for the second quarter of 2007. Second quarter 2008 gross margin benefited from an improved mix of products, coupled with the increased royalties as noted above. These increases were partially offset by excess inventory charges of $1.8 million in the second quarter of 2008 compared with $0.3 million of excess inventory charges during the first quarter of 2008 and $0.7 million of excess inventory charges during the second quarter of 2007.
     Gross margin remained relatively consistent at 59% on net revenues between the first six months of 2008 compared to first six months of 2007.
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

Research & Development (R&D)
     R&D expenditures were $17.1 million, or 30% of net revenues, for the second quarter of 2008 compared with $16.7 million, or 31% of net revenues, for the first quarter of 2008 and $18.8 million, or 38% of net revenues, for the second quarter of 2007. R&D spending increased in the second quarter of 2008 compared with the first quarter of 2008 primarily due to increased spending on mask revisions, which was partially offset by the annual summer shutdown savings. Compared with the second quarter of 2007, R&D spending decreased due largely to a $3.7 million charge for certain wafer prepayments in the second quarter of 2007. Due to changes in the Company’s new product development plans in the second quarter of fiscal 2007, the Company determined that there was only a remote chance of utilizing the prepaid amounts and thus the Company wrote off these costs as of July 1, 2007. Recognition of stock-based compensation expense under SFAS 123(R) was $0.9 million for the three month period ended July 6, 2008, compared with $1.0 million for the first quarter of 2008 and $1.3 million for the second quarter of 2007.
     R&D expenditures were $33.8 million, or 30% of net revenue for the first six months of 2008 compared with $34.5 million or 35% of net revenues, for the first six months of 2007. R&D spending in 2008 decreased compared to 2007 due primarily to the $3.7 million charge noted above. This was partially offset by increased spending on mask revisions, wafer development costs, outside services and increased headcount in the first six months of 2008. Stock based compensation expense was $1.9 million and $2.4 million for the six months ended July 6, 2008, and July 1, 2007, respectively.
Selling, General and Administrative (SG&A)
     SG&A expenses were $15.6 million, or 27% of net revenues, for the second quarter of 2008 compared with $16.8 million, or 31% of net revenues, for the first quarter of 2008 and $15.4 million, or 32% of net revenues, for the second quarter of 2007. The decrease in SG&A costs in the second quarter of 2008 as compared with the first quarter of 2008 was largely due to a reduction in option investigation and related costs, including $1.0 million in first quarter 2008 compensation expenses associated with expired options as discussed in Note 3 to the condensed consolidated financial statements, and savings from the annual summer shutdown, partially offset by higher incentive compensation costs and other sales related expenditures. Second quarter 2008 SG&A expenses increased slightly as compared to the second quarter of 2007. Increased sales of 18% in the second quarter of 2008 compared to the same period in 2007, coupled with improved operating profits, resulted in increased selling costs, commissions and incentive compensation expenses. These higher costs were partially offset by reduced stock option investigation costs during the second quarter of 2008. Stock-based compensation expense was $1.1 million, $1.0 million and $0.9 million for the three months ended July 6, 2008, April 6, 2008 and July 1, 2007, respectively.
     SG&A expenses were $32.4 million, or 29% of net revenues, for the first six months of 2008 compared with $31.5 million, or 32% of net revenues, for the first six months of 2007. This increase was largely due to higher selling costs, commissions and incentive compensation as noted above which was partially offset by lower stock option investigation and related costs during the 2008 period. Stock option investigation and related costs were $1.6 million for the 2008 period compared with $2.9 million for the 2007 period. Stock-based compensation expense under SFAS 123(R) was $2.1 million for the six months ended July 6, 2008, compared with $1.9 million for the six months ended July 1, 2007.
Tax Provision
     For the three and six months ended July 6, 2008, the provision for income taxes was based on an annual effective tax rate calculated in compliance with SFAS 109 and APB No. 28. The annual effective rate was calculated based on our expected level of profitability and includes the usage of state tax credits. To the extent our level of profitability changes during the year, the effective tax rate will be revised to reflect these changes. The difference between the provision for income taxes that would be derived by applying the statutory rate to our income before tax and the income tax provision actually recorded is primarily due to the impact of non-deductible SFAS 123(R) stock-based compensation expenses which is partially offset by tax credits.
Financial Condition, Liquidity, and Capital Resources
     Our total assets were $366.1 million as of the end of the second quarter of 2008 compared with $363.6 million as of the end of the fourth quarter of 2007. The following table sets forth certain financial data from the condensed consolidated balance sheets expressed as the percentage change from January 6, 2008 to July 6, 2008.

	As of	As of
Dollars in thousands	July 6, 2008	Jan. 6, 2008	$ change	% change
Cash and cash equivalents, short and long term investments	$155,865	$189,170	$(33,305)	(18%)
Accounts receivable, net	$37,069	$18,116	$18,953	105%
Inventories	$44,989	$35,587	$9,402	26%
     Accounts receivable at July 6, 2008 increased $19.0 million compared with January 6, 2008. This was primarily due to the timing of billings and collections which were impacted by the annual shutdown prior to July 6, 2008 as well as increased shipments during the last month of the second quarter of 2008 as compared with the last month of the fourth quarter of 2007. Days sales outstanding were 59 days as of the second quarter of 2008 compared with 34 days as of the fourth quarter 2007.
     Net inventories as of July, 6, 2008 increased by $9.4 million or 26% compared with January 6, 2008 due primarily to a build up of Flash product inventory in an effort to support increased turns business and shorter lead times for consumer related products, coupled with slightly lower demand for Flash products during the second quarter than was originally anticipated. This resulted in inventory days increasing from 139 days at the end of 2007 to 178 days at the end of the second quarter of 2008.

	Six Months Ended
In thousands	July 6, 2008	July 1, 2007
Net cash provided by (used in) operating activities	$230	$(1,290)
Net cash (used in) provided by investing activities	$3,786	$(6,362)
Net cash used in financing activities	$(21,162)	$(1,326)
     Cash provided by operating activities was $0.2 million for the six months ended July 6, 2008. Cash provided by operating activities included net income of $2.1 million, non-cash adjustments relating to depreciation and stock based compensation costs of approximately $9.9 million, prepaid and other current assets of $0.8 million, other liabilities $9.2 million and deferred income of $9.0 million. These were partially offset by cash used to fund increases in accounts receivable of $19.0 million, inventories of $9.4 million and licenses and other assets of $2.6 million.
     Net sales and maturities of available-for-sale securities of $15.1 million, partially offset by capital expenditures of $11.3 million, resulted in net cash provided by investing activities of approximately $3.8 million for the six months ended July 6, 2008. Net cash used in financing activities of $21.2 million for the six months ended July 6, 2008 relates mainly to cash used to repurchase stock of $24.8 million, payroll tax deposits of $0.6 million associated with the vesting of restricted stock unit awards partially offset by proceeds from the issuance of common stock of $4.2 million.
     The difference between the net loss of $3.4 million and cash used in operating activities of $1.3 million for the six months ended July 1, 2007 was the result of several non-cash adjustments relating to depreciation and amortization and stock based compensation costs of approximately $9.7 million, a charge of $3.7 million relating to certain wafer prepayments, decreases in licenses and other assets of $2.2 million, and increases in deferred income on shipments to distributors of $3.9 million, partially offset by increased accounts receivable of $5.3 million and decreases in other liabilities of $14.2 million.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     As of July 6, 2008, our investment portfolio consisted primarily of asset backed obligations, corporate bonds, floating rate notes, and federal and municipal obligations. The principal objectives of our investment activities are to preserve principal, meet liquidity needs, and maximize yields. To meet these objectives, we invest excess liquidity only in high credit quality debt securities with average maturities of less than two years. We also limit the percentage of total investments that may be invested in any one issuer. Corporate investments as a group are also limited to a maximum percentage of our investment portfolio.
     Our investments are subject to interest rate risk. An increase in interest rates could subject us to a decline in the market value of our investments. These risks are mitigated by our ability to hold these investments for a period of time sufficient to recover the carrying value of the investment which may not be until maturity. A hypothetical 100 basis point increase in interest rates compared with interest rates at July 6, 2008, and January 6, 2008, would result in a reduction of approximately $1.6 million and $2.1 million in the fair value of our available-for-sale debt securities held at July 6, 2008, and January 6, 2008, respectively.
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
Changes in Internal Control over Financial Reporting
     There were no significant changes to our internal controls during the quarter ended July 6, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
     Under the terms and conditions of a settlement agreement submitted to the Court for approval, Actel and its insurer paid plaintiffs’ counsel attorneys’ fees and reimbursement of expenses in the aggregate amount of $1.75 million, of which the Company paid $237,500. On July 7, 2008, the Court signed an order granting final approval of the settlement agreement. The order reduced the plaintiffs’ attorney fees from $1.75 million to approximately $1.22 million, as a result of which the Company received a refund of approximately $85,000.
Item 1A. Risk Factors
     Before deciding to purchase, hold, or sell our Common Stock, you should carefully consider the risks described below in addition to the other cautionary statements and risks described elsewhere (and the other information contained) in this Quarterly Report on Form 10-Q and subsequent reports on Forms 10K, 10-Q and 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs and has a materially adverse effect on us, our business, financial condition, and results of operations could be seriously harmed. In that event, the market price for our Common Stock will likely decline and you may lose all or part of your investment.

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
     We have a mixed history of success in our acquisitions. In pursuing our business strategy, we may acquire other products, technologies, or businesses from third parties. Identifying and negotiating these acquisitions may divert substantial management time away from our operations. An acquisition could absorb substantial cash resources, require us to incur or assume debt obligations, and/or involve the issuance of additional Actel equity securities. The issuance of additional equity securities may dilute, and could represent an interest senior to, the rights of the holders of our Common Stock. An acquisition would involve subsequent deal-related expenses and could involve significant write-offs (possibly resulting in a loss for the fiscal year(s) in which taken) and would require the amortization of any identifiable intangibles over a number of years, which would adversely affect earnings in those years. Any acquisition would require attention from our management to integrate the acquired entity into our operations, may require us to develop expertise outside our existing business, and could result in departures of management from either Actel or the acquired entity. An acquired entity could have unknown liabilities, and our business may not achieve the results anticipated at the time of the acquisition. The occurrence of any of these circumstances could disrupt our operations and may have a materially adverse effect on our business, financial condition, and/or operating results.
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
Item 4. Submission of Matters to a Vote of Security Holders
     The 2008 Annual Meeting of Shareholders of Actel was held on May 23, 2008. At the Annual Meeting, our shareholders (i) elected directors to serve until the next Annual Meeting of Shareholders and until their successors are elected; and (ii) ratified the appointment of Ernst & Young LLP as our registered public accounting firm for the fiscal year ending January 4, 2009.
          The vote on election of directors was as follows:

Nominee	For	Withheld	Absentions	Broker Non-Votes
John C. East	22,978,714	53,768	361,498	0
James R. Fiebiger	22,673,632	358,850	361,498	0
Jacob S. Jacobsson	20,307,583	2,724,899	361,498	0
J. Daniel McCranie	15,690,841	7,341,641	361,498	0
John F. McGrath, Jr.	23,031,882	600	361,498	0
Robert G. Spencer	22,633,568	398,914	361,498	0
          The vote on ratification of the appointment of Ernst & Young LLP was as follows:

For	Against	Abstain	Broker Non-Votes
23,014,358	367,507	12,115	0

Item 6. Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTEL CORPORATION
Date: August 14, 2008	/s/ Jon A. Anderson
Jon A. Anderson
Vice President of Finance and Chief Financial Officer (as Principal Financial Officer and on behalf of Registrant)

Exhibit Index

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.