Form 10-Q
period 2008-10-05
ACTEL CORP
filed 2008-11-12
CIK 907687

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 5, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Number of shares of Common Stock outstanding as of November 10, 2008: 25,763,896

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
ACTEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended			Nine Months Ended
	Oct. 5,	July 6,	Sept. 30,	Oct. 5,	Sept. 30,
	2008	2008	2007	2008	2007
Net revenues	$53,215	$57,649	$47,880	$165,620	$145,274
Costs and expenses:
Cost of revenues	22,343	23,035	19,306	68,116	59,072
Research and development	16,995	17,103	13,754	50,807	48,251
Selling, general, and administrative	15,038	15,613	14,800	47,431	46,285
Amortization of acquisition-related intangibles	458	—	—	458	—

Total costs and expenses	54,834	55,751	47,860	166,812	153,608

Income (loss) from operations	(1,619)	1,898	20	(1,192)	(8,334)
Interest income and other, net	465	1,701	2,156	4,098	6,376

Income (loss) before tax provision (benefit)	(1,154)	3,599	2,176	2,906	(1,958)
Tax provision (benefit)	219	1,635	391	2,139	(351)

Net income (loss)	$(1,373)	$1,964	$1,785	$767	$(1,607)

Net income (loss) per share:
Basic	$(0.05)	$0.08	$0.07	$0.03	$(0.06)

Diluted	$(0.05)	$0.08	$0.07	$0.03	$(0.06)

Shares used in computing net income (loss) per share:
Basic	25,726	25,408	26,935	25,873	26,842

Diluted	25,726	26,155	27,234	26,267	26,842

See Notes to Unaudited Condensed Consolidated Financial Statements

ACTEL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	October 5,	Jan. 6,
	2008	2008(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,832	$30,119
Short-term investments	107,559	152,609
Accounts receivable, net	29,588	18,116
Inventories	56,183	35,587
Deferred income taxes	19,331	19,350
Prepaid expenses and other current assets	7,757	10,259

Total current assets	246,250	266,040
Long-term investments	11,296	6,442
Property and equipment, net	35,442	25,417
Goodwill and other intangible assets, net	37,533	30,197
Deferred income taxes	17,245	16,082
Other assets, net	20,843	19,438

	$368,609	$363,616

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,439	$16,972
Accrued compensation and employee benefits	8,541	6,181
Accrued licenses	3,861	4,927
Other accrued liabilities	5,484	3,941
Deferred income on shipments to distributors	35,972	26,109

Total current liabilities	76,297	58,130
Deferred compensation plan liability	4,682	5,479
Deferred rent liability	1,419	1,417
Accrued sabbatical compensation	3,380	3,380
Other long-term liabilities, net	5,424	3,718

Total liabilities	91,202	72,124
Commitments and contingencies
Shareholders’ equity:
Common stock	25	26
Additional paid-in capital	229,514	231,491
Retained earnings	49,471	59,189
Accumulated other comprehensive (loss) income	(1,603)	786

Total shareholders’ equity	277,407	291,492

	$368,609	$363,616

(1)	Derived from audited financial statements included in the Form 10-K filed with the Securities and Exchange Commission for the year ended January 6, 2008 (“2007 Form 10-K”).
See Notes to Unaudited Condensed Consolidated Financial Statements

ACTEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	Oct. 5, 2008	Sep. 30, 2007
Operating activities:
Net income (loss)	$767	$(1,607)
Adjustments to reconcile net income (loss) to net cash provided by operating activities net of effects of acquired business:
Depreciation and amortization	8,896	7,726
Loss on fixed assets	244	—
Investment impairment	873
Stock compensation costs	6,581	6,242
Wafer prepayment charge	—	3,700
Changes in operating assets and liabilities:
Accounts receivable	(10,630)	(11,903)
Inventories	(20,175)	831
Deferred income taxes	327	(411)
Prepaid expenses and other current assets	2,502	767
Other assets, net	(2,101)	3,245
Accounts payable, accrued compensation and employee benefits, and other accrued liabilities	9,375	(12,942)
Deferred income on shipments to distributors	9,759	5,455

Net cash provided by operating activities	6,418	1,103
Investing activities:
Purchases of property and equipment	(18,706)	(9,080)
Purchases of available-for-sale securities	(52,961)	(36,538)
Sales and maturities of available-for-sale securities	88,424	37,345
Acquisition of Pigeon Point, net of cash acquired	(8,350)	—
Changes in other long term assets	(44)	(53)

Net cash provided by (used in) investing activities	8,363	(8,326)
Financing activities:
Tax withholding on restricted stock	(666)	(2,245)
Receipt of price differential for remeasured options	—	338
Issuance of common stock under employee stock plans	6,540	—
Repurchase of common stock	(24,942)	—

Net cash used in financing activities	(19,068)	(1,907)

Net decrease in cash and cash equivalents	(4,287)	(9,130)
Cash and cash equivalents, beginning of period	30,119	33,699

Cash and cash equivalents, end of period	$25,832	$24,569

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes, net	$72	$168
Accrual of long-term license agreement	$4,651	$2,549
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
     Actel Corporation and its consolidated subsidiaries are referred to as “we,” “us,” or “our.” Management’s Discussion and Analysis of Financial Condition and Results of Operations are based on our unaudited condensed consolidated financial statements. Our fiscal year ends the first Sunday on or after December 30th, and our fiscal quarters end the first Sunday on or after March 30, June 30 and September 30.
     These unaudited condensed consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in our 2007 Form 10-K. The results of operations for the three and nine months ended October 5, 2008, are not necessarily indicative of future operating results.
     Income Taxes
     Our tax provision (benefit) is based on an estimated annual tax rate in compliance with Statement on Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, and Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting. Significant components affecting the tax rate include R&D credits, the composite state tax rate, recognition of certain deferred tax assets subject to valuation allowances, and non-deductible stock-based compensation expense.
     Our net deferred tax assets were $36.6 million at October 5, 2008. We continue to assess the recoverability of the deferred tax assets on an ongoing basis. If we subsequently conclude that it is more likely than not that all or a portion of the deferred tax assets will not be recovered, an additional valuation allowance against deferred tax assets will be necessary. Our income tax expense recorded in the future will be increased to the extent of offsetting increases in our valuation allowance.
     Impact of Recently Issued Accounting Standards
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which amends the accounting for business acquisitions. SFAS 141R is effective for fiscal years beginning after December 15, 2008, and will be adopted by Actel in the first quarter of fiscal 2009. The effect of the adoption of SFAS 141R on our condensed consolidated financial statements will depend on future business combination transactions, if any.
     In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. This FSP will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and will be adopted by Actel in the first quarter of fiscal 2009. Early adoption is prohibited. The effect of the adoption of FSP 142-3 on our condensed consolidated financial statements will depend on future business combination transactions, if any.

     In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”). This FSP clarifies the application of SFAS No. 157, Fair Value Measurements (“SFAS 157”), in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of this FSP did not have an impact on our condensed consolidated financial statements.
2. Fair Value Measurement of Financial Instruments
     On January 7, 2008, we adopted the provisions of SFAS 157, which require us to determine the fair value of financial assets and liabilities using a specified fair-value hierarchy. The objective of the fair-value measurement of our financial instruments is to reflect the hypothetical amounts at which we could sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS 157 describes three levels of inputs that may be used to measure fair value, as follows:
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
The following table summarizes our financial instruments measured at fair value on a recurring basis in accordance with SFAS 157 as of October 5, 2008 (in thousands):

Fair Value Measurements Using
Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
Description	Total	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets:
Available-for-sale securities (1)	$130,963	$12,108	$118,855	—

(1)	Included in cash and cash equivalents, short-term and long-term investments on our condensed consolidated balance sheet.
     Our available-for-sale securities are classified within Level 1 or Level 2 of the fair-value hierarchy. The types of securities valued based on Level 1 inputs include money market securities. The types of securities valued based on Level 2 inputs include U.S. government agency notes, corporate and municipal bonds, and asset-backed obligations.
     During the third quarter of 2008, we evaluated indicators of impairment during our review of our investment portfolio. With respect to determining an other-than-temporary impairment charge, our evaluation included reviewing:
•	The length of time and extent to which the market value of the investment has been less than cost.

•	The financial condition and near-term prospects of the issuer, including any specific events that may influence the operations of the issuer.

•	Our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.
     In light of the bankruptcy filing by Lehman Brothers, we concluded that our investment in Lehman Brothers’ corporate bonds is other-than-temporarily impaired and therefore wrote down the investment in the third quarter of 2008 to its fair market value. The impairment charge of approximately $0.9 million was included in interest income and other, net on our condensed consolidated statement of operations for the three and nine months ended October 5, 2008.
     Excluding the impact of the Lehman Brothers bond, the Company’s investment portfolio reflected net unrealized losses of $2.6 million as of October 5, 2008. Although the current credit environment continues to be extremely volatile and uncertain, we do not believe that sufficient evidence exists at this point in time to conclude that any of our remaining investments have experienced an other-than-temporary impairment as of the third quarter of 2008. We continue to monitor our investments closely to determine if additional information becomes available that may have an adverse impact on the fair value and ultimate realizability of our investments.
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
     The fair value of the Company’s stock options granted to employees was estimated using the following weighted-average assumptions for the periods presented:

	Three Months		Nine Months
	Ended		Ended
	Oct. 5,	Sept. 30,	Oct. 5,	Sept. 30,
	2008	2007	2008	2007
Option Plan Shares
Expected term (in years)	6.0	4.8	5.6	4.8
Volatility	39.2%	42.0%	39.0%	43.5%
Risk-free interest rate	3.2%	4.6%	3.0%	4.7%
Weighted-average fair value per share	$6.02	$4.88	$6.06	$6.20
ESPP Shares
Expected term (in years)	1.25	—	1.25	—
Volatility	42%	—	42%	—
Risk-free interest rate	2.12%	—	2.12%	—
Weighted-average fair value per share	$4.01	—	$4.01	—
Stock-Based Compensation Expense
     The Company recorded $2.3 million and $6.6 million of stock-based compensation expense for the three and nine months ended October 5, 2008, respectively, and $1.6 million and $6.2 million for the three and nine months ended September 30, 2007, respectively (in thousands):

	Three Months Ended
	Oct. 5, 2008	Sep. 30, 2007
Cost of revenues	$99	$120
Research and development	1,212	837
Selling, general, and administrative	974	667

Total stock-based compensation expense, before income taxes	2,285	1,624
Tax benefit	412	288

Total stock-based compensation expense, net of income taxes	$1,873	$1,336

	Nine Months Ended
	Oct. 5, 2008	Sep. 30, 2007
Cost of revenues	$296	$444
Research and development	3,182	3,209
Selling, general, and administrative	3,103	2,589

Total stock-based compensation expense, before income taxes	6,581	6,242
Tax benefit	1,244	1,108

Total stock-based compensation expense, net of income taxes	$5,337	$5,134

     Stock-based compensation expense for the three and nine months ended September 30, 2007, includes approximately $23,000 and $0.9 million, respectively, associated with the extension of options that were scheduled to expire in the first three quarters of fiscal

2007 during the stock option investigation blackout period. The Company agreed to extend the life of the expiring options for continuing employees until 30 days following the end of the blackout period. This extension represented a modification to these options and resulted in the additional charge during the three and nine months ended September 30, 2007, of approximately $23,000 and $0.7 million, respectively. In addition, the Company agreed to extend the life of the expiring options for certain terminated employees until 30 days following the end of the blackout period. This extension represented a modification to these options and resulted in the additional charge during the three and nine months ended September 30, 2007, of $0 and $0.2 million, respectively.
Stock Option Plans
     The following table summarizes our stock option activity and related information for the nine months ended October 5, 2008:

			Weighted-Average	Aggregate
	Number	Weighted-Average	Remaining	Intrinsic Value
Options	of Shares	Exercise Price	Contractual Term	(in thousands)
Outstanding at January 6, 2008	5,873,426	$16.07
Granted	1,121,835	13.87
Exercised	(362,805)	12.07
Forfeitures and cancellations	(374,133)	16.01

Outstanding at October 5, 2008	6,258,323	$16.12	6.12	$4,663

Vested and expected to vest at October 5, 2008	6,283,383	$16.10	6.06	$4,480

Exercisable at October 5, 2008	4,049,826	$17.59	4.53	$984

Employee Stock Purchase Plan (ESPP)
     The Company resumed accepting employee contributions under the Company’s Employee Stock Purchase Plan (ESPP) program in February 2008 for the purchase period that ended on July 31, 2008. The current purchase period ends on January 31, 2009. The Company recorded $0.7 million and $2.1 million of stock-based compensation expense relating to the ESPP for the three months and nine months ended October 5, 2008, respectively.
Restricted Stock Units (RSUs)
     The following is a summary of RSU activity for the nine months ended October 5, 2008:

		Weighted-Average
	Number of shares	Grant Date Fair Value
Unvested at January 6, 2008	343,360	$13.03
Granted	122,923	$13.08
Vested	(113,466)	$13.81
Forfeited	(16,632)	$13.12

Unvested at October 5, 2008	336,185	$12.79

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
     While employee stock options that would otherwise have expired during the Blackout Period were extended by the Compensation Committee of the Board of Directors, these “Extended Options” were exercisable for only 30 days following the end of the Blackout Period. On March 11, 2008 (when the closing price of our Common Stock was $12.83), the Compensation Committee authorized cash payments aggregating approximately $1.0 million to redress employees for their inability to exercise Extended Options during the

Blackout Period. Since these cash payments were authorized on March 11, 2008, the Company recorded compensation expense of approximately $1.0 million in the quarter ended April 6, 2008. These costs are not considered “stock-based compensation costs” for purposes of SFAS 123R disclosures in the accompanying condensed consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.
4. Credits to Distributors
     We sell our products to distributors who resell our products to original equipment manufacturers (OEMs) or their contract manufacturers. We recognize revenue on products sold to OEMs upon shipment. Because sales to distributors are generally made under agreements allowing for price adjustments, credits, and right of return under certain circumstances, we generally defer recognition of revenue on products sold to distributors until the products are resold by the distributor and price adjustments are determined, at which time our final net sales price is fixed. Deferred revenue net of the corresponding deferred cost of sales, effectively representing gross margin, are recorded as “Deferred income on shipments to distributors” in the liability section of the condensed consolidated balance sheet. The amount of deferred income that we actually recognize in future periods will be less than the originally recorded deferred income as a result of negotiated price reductions, which we credit back to the distributor after the resale transaction is complete. In other words, a portion of the deferred income on shipments to distributors recorded on our balance sheet will be credited back to distributors in the future. Based upon historical trends and inventory levels on hand at each of our distributors as of October 5, 2008, we currently estimate that approximately $15.2 million of the deferred income on shipments to distributors on the Company’s balance sheet as of October 5, 2008, will be credited back to the distributors in the future. All amounts credited back to the distributors in the future will not be recognized as revenue (or gross margin) in our condensed consolidated statements of operations.
     Our payment terms generally require the distributor to settle amounts owed to us based on list price, which generally are in excess of their actual cost due to price adjustments and credits. Accordingly, we generally credit back to the distributor a portion of their original purchase price, usually within 30 days after the resale transaction has been reported to the Company. This practice has an adverse impact on the working capital of our distributors since they are required to pay the full list price to Actel and receive a subsequent discount only after the product has been sold to a third party. As a consequence, beginning in the third quarter of fiscal 2007, we entered into written business arrangements with certain distributors under which we issue advance credits to the distributors to minimize the adverse impact on the distributor’s working capital. The advance credits generally amount to a month of credits based on an average of actual historical credits over the prior quarter. The advance credits are updated and settled on a quarterly basis. The advance credits have no affect on our revenue recognition since revenue from distributors is not recognized until the distributor sells the product, but the advance credits reduce our accounts receivable and deferred income on shipments to distributors as reflected in our condensed consolidated balance sheet. The amount of the advance credit as of October 5, 2008, was $7.0 million.
5. Goodwill and Other Intangible Assets
     We account for goodwill under SFAS No. 142, Goodwill and Other Intangible Assets. Under this standard, goodwill is tested for impairment annually or more frequently if certain events or changes in circumstances indicate that the carrying value may not be recoverable. We completed our annual goodwill impairment test as of January 6, 2008, and noted no impairment. Our next annual impairment test will be performed in the fourth quarter of 2008. No indicators of impairment were present as of October 5, 2008.
     Our net goodwill was $32.4 million at the end of the third quarter of 2008 and $30.2 million at the end of the fourth quarter of 2007. Net goodwill increased by $2.4 million due to our acquisition of Pigeon Point Systems in the third quarter of 2008, which was partially offset by a slight decrease due to the realization of certain net operating loss carryforwards associated with our acquisition of Gatefield Corporation in 2000. We had originally established a valuation allowance for a portion of the net operating loss carryforwards acquired in connection with the acquisition of Gatefield. To the extent such valuation allowance is subsequently reversed as a result of the realization of the deferred tax asset, SFAS No. 109, Accounting for Income Taxes, requires that the offsetting credit is recognized first as a reduction of goodwill.
     During the third quarter of fiscal 2008, the Company acquired $5.4 million of identified intangible assets in connection with the acquisition of Pigeon Point Systems. As a result of this, we recorded $0.3 million in amortization of identified intangible assets for the three and nine months ended October 5, 2008. See Note 12.

6. Inventories
     Inventories consist of the following:

	Oct. 5,	Jan. 6,
	2008	2008
	(In thousands)
Inventories:
Purchased parts and raw materials	$16,778	$7,185
Work-in-process	25,519	17,253
Finished goods	13,886	11,149

	$56,183	$35,587

     Inventory is stated at the lower of cost (first-in, first-out) or market (net realizable value). We believe that a certain level of inventory must be carried to maintain an adequate supply of product for customers. This inventory level may vary based upon orders received from customers or internal forecasts of demand for products. Other considerations in determining inventory levels include the stage of products in the product life cycle, design win activity, manufacturing lead times, customer demands, strategic relationships with foundries, “last-time buy” inventory purchases, and competitive situations in the marketplace. If any of these factors develop other than anticipated, inventory levels may be materially and adversely affected.
     We write down our inventory for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future demand and market conditions. To address this difficult, subjective, and complex area of judgment, we apply a methodology that includes assumptions and estimates to arrive at the net realizable value. First, we identify any inventory that was written down in prior periods. This inventory remains written down until sold, destroyed, or otherwise dispositioned. Second, we examine inventory line items that may have some form of non-conformance with electrical and mechanical standards. Third, we assess the inventory not otherwise identified to be written down against product history and forecasted demand (typically for the next six months). Finally, we analyze the result of this methodology in light of the product life cycle, design win activity, and competitive situation in the marketplace to derive an outlook for consumption of the inventory and the appropriateness of the resulting inventory levels. If actual future demand or market conditions are less favorable than those we have projected, additional inventory write downs may be required.
     “Last-time-buy” inventory purchases are excluded from our standard excess and obsolescence write-down policy and are instead subject to a discrete write-down policy. We make last-time buys when a wafer supplier is about to shut down the manufacturing line used to make a product and we believe that current inventories are insufficient to meet foreseeable future demand. We made last-time buys of certain products from our wafer suppliers during 2003, 2005, and 2007. Since this inventory was not acquired to meet current demand, we do not believe the application of our standard inventory write-down policy would be appropriate. Inventory purchased in last-time-buy transactions is evaluated on an ongoing basis for indications of excess or obsolescence based on rates of actual sell through; expected future demand for those products over a longer time horizon; and any other qualitative factors that may indicate the existence of excess or obsolete inventory. In the event that actual sell through does not meet expectations or estimations of expected future demand decrease, inventory write downs of last-time-buy inventory may be required. Evaluations of last-time-buy inventory during the first nine months of 2008 resulted in $0.5 million of write downs of this material. Net inventory as of October 5, 2008, included $2.1 million of last-time-buy material.
     Net inventory increased $20.6 million from the end of 2007 due to an inventory build-up of new Flash products, including Fusion, Igloo, and ProASIC3. The Company has historically built-up inventories of new products early in their life cycles, but the recent build-up in inventory for the new Flash products was particularly pronounced due to a conscious effort to support increased turns business and shorter lead times for the consumer products at which the new Flash products are targeted. In addition, while the sales of Flash products during the third quarter of 2008 increased approximately 15% as compared with the second quarter of fiscal 2008, they were still well below our original expectations and, as a result of the overall slowdown in the global economy, we are currently expecting that sales of Flash products will continue to grow at a much slower pace than we had expected earlier in the year. This has resulted in a substantial increase in our inventory levels as of October 5, 2008. Beginning August 2008, we reduced our wafer starts for Flash products to the lowest levels practicable. We will continue to restrict Flash wafer starts from the fourth quarter of 2008 and beyond based on inventory levels and forecast sales of Flash products. However, we do not believe that there are currently any inventory obsolescence issues since the growth in our inventory consists of new Flash products, which are still attractive to our targeted customer base. We continue to focus our efforts on growing the Flash segment of our business and to monitor market trends and significant events that may have an adverse impact on the carrying value of our inventory, but we do not believe that sufficient evidence exists at this point in time to conclude that additional inventory write-downs are required.
7. Earnings per Share
     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended			Nine Months Ended
	Oct. 5,	Jul. 6,	Sept. 30,	Oct. 5,	Sept. 30,
	2008	2008	2007	2008	2007
	(unaudited, in thousands except per share amounts)
Basic:
Weighted-average common shares outstanding	25,726	25,408	26,935	25,873	26,842

Net income (loss)	$(1,373)	$1,964	$1,785	$767	$(1,607)

Net income (loss) per share	$(0.05)	$0.08	$0.07	$0.03	$(0.06)

Diluted:
Weighted-average common shares outstanding	25,726	25,408	26,935	25,873	26,842
Net effect of dilutive employee stock options — based on the treasury stock method	—	747	299	394	—

Shares used in computing net income per share	25,726	26,155	27,234	26,267	26,842

Net income (loss)	$(1,373)	$1,964	$1,785	$767	$(1,607)

Net income (loss) per share	$(0.05)	$0.08	$0.07	$0.03	$(0.06)

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
     For the three months ended October 5, 2008 and the nine months ended September 30, 2007, we incurred a net loss and the inclusion of potentially dilutive shares of common stock in the shares used for computing diluted earnings per share would have been anti-dilutive and would have reduced the net loss per share. Accordingly, all potentially dilutive shares of common stock have been excluded from the shares used to calculate diluted earnings per share for those periods.
     For the nine months ended October 5, 2008, options outstanding under our stock option plans to purchase approximately 5,075,267 shares of our common stock were excluded from the treasury stock method used to determine the net effect of dilutive employee stock options because their inclusion would have had an anti-dilutive effect on net income per share.
     For the three months ended July 6, 2008, options outstanding under our stock option plans to purchase approximately 2,727,533 shares of our common stock were excluded from the treasury stock method used to determine the net effect of dilutive employee stock options because their inclusion would have had an anti-dilutive effect on net income per share.
     For the three months ended September 30, 2007, options outstanding under our stock option plans to purchase approximately 5,210,000 shares of our common stock were excluded from the treasury stock method used to determine the net effect of dilutive employee stock options because their inclusion would have had an anti-dilutive effect on net income per share.

8. Comprehensive Income (Loss)
     The components of comprehensive income (loss), net of tax, are as follows:

	Three Months Ended			Nine Months Ended
	Oct. 5,	Jul. 6,	Sept. 30,	Oct. 5,	Sept. 30
	2008	2008	2007	2008	2007
	(unaudited, in thousands)
Net income (loss)	$(1,373)	$1,964	$1,785	$767	$(1,607)
Change in gain (loss) on available-for-sale securities, net of tax amounts of ($1,138), ($366), $328, ($1,534) and 293, respectively	(1,814)	(583)	522	(2,447)	468
Reclassification adjustment for gains (losses) included in net income, net of tax amounts of $63, ($18), ($1), $35 and ($4), respectively	101	(28)	(1)	58	(7)

Other comprehensive gain (loss), net of tax amounts of ($1,075), ($384), ($327), ($1,499) and $289 respectively	(1,713)	(611)	521	(2,389)	461

Total comprehensive income (loss)	$(3,086)	$1,353	$2,306	$(1,622)	$(1,146)

     Accumulated other comprehensive income (loss) is presented on the accompanying condensed consolidated balance sheets and consists of the accumulated net unrealized gain on available-for-sale securities.
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
10. Commitments
     As of October 5, 2008, the Company had approximately $9.2 million of remaining non-cancelable obligations to providers of electronic design automation software expiring at various dates through 2012. The current portion of these obligations is recorded in “Accrued licenses” and the long-term portion of these obligations is recorded at net present value in “Other long-term liabilities, net” on the accompanying balance sheet. Approximately $2.1 million and $15.8 million of these contractual obligations are recorded in “Prepaid expenses and other current assets” and “Other assets, net”, respectively.
11. Shareholders’ Equity
     Our Board of Directors authorized a stock repurchase program, whereby shares of our common stock may be purchased from time to time in the open market at the discretion of management. In the nine months ended October 5, 2008 we repurchased 1,937,061 shares of our common stock for $24.9 million. During the second quarter of 2008 the Board of Directors authorized the Company to repurchase up to one million additional shares of common stock under the Company Stock Repurchase program. As of October 5, 2008, we had remaining authorization to repurchase up to 1,673,742 shares.
12. Acquisition
     On July 9, 2008, the Company acquired 100% of the stock of Pigeon Point Systems for a total purchase price of approximately $11.7 million including acquisition costs. Of this purchase price, a cash payment of $8.4 million was made at closing, no equity interests were issued and contingent payments of up to $3 million may be made through 2010. The results of operations for Pigeon Point Systems, since the date of acquisition, have been included in the condensed consolidated financial statements. Pigeon Point

Systems is a privately-held supplier of telecommunications computing architecture (TCA) management components. As a result of the stock purchase, Pigeon Point Systems became a wholly-owned subsidiary of the Company. The acquisition of Pigeon Point Systems will allow Actel to offer a complete solution for proprietary and standards-based system management implementations in the industrial, military, telecommunications, and medical markets.
     The purchase price allocation relating to the tangible and intangible assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition date are as follows (in thousands):

Tangible assets acquired and liabilities assumed	$728
Identifiable intangible assets	5,440
In-process research and development	120
Goodwill	2,399

Total purchase price, excluding contingent payments	$8,687

     Pigeon Point Systems’ in-process research and development valued at $120,000 as of the acquisition date was written off in the period of acquisition. The contingent payment amount of $3 million relates to securing the representations, warranties and indemnities of the shareholders of Pigeon Point Systems. Half of this amount will be paid in July 2009 and the other remaining half, less any permissible deductions, will be paid in July 2010 subject to continuing employment of certain key Pigeon Point Systems employees. Since these payments are contingent on continuing employment, such amounts will be recorded as compensation expense as service is rendered over the two year contingent payment period. Supplemental proforma information for Pigeon Point Systems is not material to Actel’s condensed consolidated financial statements and therefore is not presented.
     The recorded values and estimated useful lives of the intangibles acquired from Pigeon Point Systems were:

	Estimated
	Fair Value	Useful Life
	(in thousands)	(in years)
Existing technology	$3,670	7
Customer relationships — Support	490	7
Customer relationships — Consulting	220	4
Customer backlog	290	0.5
Tradename	470	10
Other	300	4

Total acquired identifiable intangible assets	$5,440

13. Subsequent Events
     On October 16, 2008, we announced a 10 percent reduction in force to improve our operating results. Approximately 60 positions were eliminated. Operating results for the fourth quarter of 2008 will be adversely affected by accounting charges related to the reduction in force, which the Company currently estimates will be about $3.0 million. The Company anticipates that all cash payments related to the reduction in force will be made by January 31, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     You should read the following discussion of our financial condition and results of operations in conjunction with our Condensed Consolidated Financial Statements and the related Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and the future results of our Company that are based on current expectations, estimates, forecasts, and projections about the industry in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled “Risk Factors” in Item 1A of Part II and elsewhere, and in other reports we file with the Securities and Exchange Commission (“SEC”). We undertake no obligation to revise or update publicly any forward-looking statements for any reason.
Critical Accounting Policies and Estimates
     Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosure of contingent assets and liabilities. The SEC has defined critical accounting policies as those that are most important to the portrayal of our financial condition and results and also require us to make the most difficult, complex, and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Based upon this definition, our most critical policies include revenue recognition, inventories, legal matters, stock-based compensation and income taxes. We also have other key accounting policies that either do not generally require us to make estimates and judgments that are as difficult or as subjective or are less likely to have a material effect on our reported results of operations for a given period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates. In addition, if these estimates or their related assumptions change in the future, it could result in material expenses being recognized on the income statement. There have been no significant changes in our critical accounting estimates during the nine months ended October 5, 2008, from the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended January 6, 2008.
Results of Operations

	Three Months Ended					Nine Months Ended
	(a)	(b)	% change	(c)	% change	(d)	(e)	% change
(dollars in thousands)	Oct. 5, 2008	Jul. 6, 2008	(a/b)	Sept. 30, 2007	(a/c)	Oct. 5, 2008	Sept. 30, 2007	(d/e)
Net revenues	$53,215	$57,649	(8%)	$47,880	11%	$165,620	$145,274	14%
Gross margin	$30,872	$34,614	(11%)	$28,574	8%	$97,504	$86,202	13%
% of net revenues	58%	60%		60%		59%	59%
Research and development	$16,995	$17,103	(1%)	$13,754	24%	$50,807	$48,251	5%
% of net revenues	32%	30%		29%		31%	33%
Selling, general, and administrative	$15,038	$15,613	(4%)	$14,800	2%	$47,431	$46,285	2%
% of net revenues	28%	27%		31%		29%	32%
Amortization of acquisition-related intangibles	$458	$—	100%	$—	100%	$458	$—	100%
	1%	0%		0%		0%	0%
Tax provision (benefit)	$219	$1,635	(87%)	$391	(44%)	$2,139	$(351)	709%
% of net revenues	0%	3%		1%		1%	0%

Net Revenues
     Net revenues were $53.2 million for the third quarter of 2008, an 8% decrease from the second quarter of 2008 and an 11% increase from the third quarter of 2007. Net revenues decreased between the third and second quarters of 2008 due to a 6% decrease in the number of units sold coupled with a 2% decrease in the overall average selling price of units sold (ASP). Unit shipment decreases were largely driven by lower unit sales of legacy products. The overall ASP decreased primarily as a result of lower sales of military and aerospace products. Net revenues for the third quarter of 2008 included $0.4 million in royalty revenue compared with $1.4 million for the second quarter of 2008, which included $1.0 million associated with the settlement of certain prior-year claims. Net revenues for the third quarter of 2008 increased 11% from the third quarter a year ago due to a 36% increase in the number of units shipped, which was partially offset by a 21% decrease in the overall ASP. The unit volume increase was due to increased sales of Flash products, which also contributed to the overall decline in ASP. Flash products typically carry lower ASPs than other product families.
     Net revenues were $165.6 million for the first nine months of 2008, a 14% increase from the first nine months of 2007. Net revenues for 2008 increased due to a 41% increase in unit shipments, which was offset in part by a 20% decrease in the overall ASP. The unit volume increase and lower overall ASP were due primarily to higher sales of Flash products.
Gross Margin
     Gross margin was 58% of net revenues for the third quarter of 2008 compared with 60% for the second quarter of 2008 and 60% for the third quarter of 2007. Gross margin decreased as a result of the mix of products sold, with lower sales of higher-margin aerospace/military products and a higher proportion of lower-margin Flash products. In addition, as noted above, royalty revenue was lower in the third quarter of 2008 compared with the second quarter of 2008.
     Gross margin remained relatively consistent at 59% of net revenues for the first nine months of 2008 and the first nine months of 2007.
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
Research & Development (R&D)
     R&D expenditures were $17.0 million, or 32% of net revenues, for the third quarter of 2008 compared with $17.1 million, or 30% of net revenues, for the second quarter of 2008 and $13.8 million, or 29% of net revenues, for the third quarter of 2007. R&D spending decreased slightly in the third quarter of 2008 compared with the second quarter of 2008 due primarily to decreased spending on mask revisions, which was partially offset by increased costs associated with the acquisition of Pigeon Point Systems at the beginning of the third quarter. Compared with the third quarter of 2007, R&D spending increased $3.2 million due primarily to higher salaries and related payroll taxes and benefits associated with increased headcount coupled with operating expenses associated with the acquisition of Pigeon Point Systems. Recognition of stock-based compensation expense under SFAS 123(R) was $1.2 million for the third quarter of 2008 compared with $0.9 million for the second quarter of 2008 and $0.8 million for the third quarter of 2007.
     R&D expenditures were $50.8 million, or 31% of net revenues, for the first nine months of 2008 compared with $48.3 million, or 33% of net revenues, for the first nine months of 2007. R&D spending in 2008 increased due to increased spending on mask revisions, wafer development costs, and outside services and higher costs associated with increased headcount. R&D spending in 2007 included a $3.7 million wafer prepayment charge. Stock-based compensation expense was $3.1 million and $3.2 million for the nine months ended October 5, 2008, and September 30, 2007, respectively.
Selling, General and Administrative (SG&A)
     SG&A expenses were $15.0 million, or 28% of net revenues, for the third quarter of 2008 compared with $15.6 million, or 27% of net revenues, for the second quarter of 2008 and $14.8 million, or 31% of net revenues, for the third quarter of 2007. The decrease in SG&A costs in the third quarter of 2008 compared with the second quarter of 2008 was due mainly to reductions in bad-debt expenses, stock-compensation expenses, incentive-compensation, and legal expenses. SG&A expenses for the third quarter of 2008 increased slightly compared with the third quarter of 2007 due to increased sales of 11%, which resulted in increased selling costs, commissions, and incentive-compensation expenses. Stock-based compensation expense was $1.0 million, $1.1 million, and $0.7 million for the three months ended October 5, 2008, July 6, 2008, and September 30, 2007, respectively.
     SG&A expenses were $47.4 million, or 29% of net revenues, for the first nine months of 2008 compared with $46.3 million, or 32% of net revenues, for the first nine months of 2007. This increase was due mostly to higher selling costs, commissions, and incentive compensation, as noted above, which were partially offset by lower stock-option-investigation and related costs. Stock-option-investigation and related costs were $1.6 million for the 2008 period compared with $4.0 million for the 2007 period. Stock-based compensation expense under SFAS 123(R) was $3.1 million for the nine months ended October 6, 2008, compared with $2.6 million for the nine months ended September 30, 2007.
Tax Provision
     The provision for income taxes was based on an annual effective tax rate calculated in compliance with SFAS 109 and APB No. 28. The annual effective rate was calculated based on our expected level of profitability and includes the usage of federal and state tax credits. During the third quarter of fiscal 2008, the Company reported a tax provision of $0.2 million on a third quarter pre-tax loss of $1.2 million. The tax provision for the quarter reflects a cumulative catch up adjustment to the Company’s estimated annual effective tax rate. The year-to-date effective tax rate increased from 47% as of July 6, 2008 to 74% as October 5, 2008. While the Company benefited from the reinstatement of the federal R&D tax credit during the quarter this was more than offset by the impact of non-deductible stock-based compensation expense on sharply lower projected pre-tax profits for the year (resulting from the global economic downturn) coupled with expected non-recurring fourth quarter 2008 costs associated with the Company’s reduction in force.
     To the extent our level of profitability changes during the year, the effective tax rate will be revised to reflect these changes. The difference between the provision for income taxes that would be derived by applying the statutory rate to our income before tax and the income tax provision actually recorded is due primarily to the effect of non-deductible SFAS 123(R) stock-based compensation expenses, which is partially offset by tax credits.
     For both the three and nine months ended September 30, 2007, the effective tax rate was 18%. The difference between the provision (benefit) for income taxes that would be derived by applying the statutory rate to our income (loss) before tax and the income tax provision (benefit) actually recorded for the three and nine months ended September 30, 2007, was due primarily to the effect of non-deductible stock-based compensation expense, which was partially offset by tax benefits associated with state and federal tax credits.
     The “Emergency Economic Stabilization Act of 2008,” which contains the “Tax Extenders and Alternative Minimum Tax Relief Act of 2008”, was signed into law on October 3, 2008. Under the Act, the research credit was retroactively extended for amounts paid or incurred after December 31, 2007, and before January 1, 2010. The impact of the retroactive extension of the federal research credit resulted in the Company recording a discrete tax benefit and a reduction to its effective tax rate in the third quarter of 2008.
     On September 30, 2008, California enacted Assembly Bill 1452, which (among other things) suspends net operating loss deductions for 2008 and 2009 and extends the carryforward period of any net operating losses not utilized due to such suspension; adopts the federal 20-year net operating loss carryforward period; phases-in the federal two-year net operating loss carryback periods beginning in 2011; and limits the utilization of tax credits to 50 percent of a taxpayer’s taxable income. We do not expect any impact to our effective tax rate or tax provision in the fourth quarter as the result of this law change.

     Our net deferred tax assets were $36.6 million at October 5, 2008. We continue to assess the recoverability of the deferred tax assets on an ongoing basis. If we subsequently conclude that it is more likely than not that all or a portion of the deferred tax assets will not be recovered, an additional valuation allowance against deferred tax assets will be necessary. Our income tax expense recorded in the future will be increased to the extent of offsetting increases in our valuation allowance.
Financial Condition, Liquidity, and Capital Resources
     Our total assets were $368.6 million at the end of the third quarter of 2008 compared with $363.6 million at the end of the fourth quarter of 2007. The following table sets forth certain financial data from the condensed consolidated balance sheets expressed as the percentage change from January 6 to October 5, 2008.

	As of	As of
Dollars in thousands	Oct. 5, 2008	Jan. 6, 2008	$ change	% change
Cash and cash equivalents, short and long term investments	$144,687	$189,170	$(44,483)	(24%)
Accounts receivable, net	$29,588	$18,116	$11,472	63%
Inventories	$56,183	$35,587	$20,596	58%
     During the third quarter of 2008, we evaluated indicators of impairment during our review of our investment portfolio. With respect to determining an other-than-temporary impairment charge, our evaluation included reviewing:
•	The length of the time and the extent to which the market value of the investment has been less than cost.

•	The financial condition and near-term prospects of the issuer, including any specific events that may influence the operations of the issuer.

•	Our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.
     In light of the bankruptcy filing by Lehman Brothers in the third quarter of 2008, we concluded that our investment in Lehman Brothers’ corporate bonds was other-than-temporarily impaired and therefore wrote down the investment to its fair market value. The impairment charge of approximately $0.9 million was included in interest income and other, net on our condensed consolidated statement of operations for the three and nine months ended October 5, 2008.
     Excluding the effect of the Lehman Brothers bond, the Company’s investment portfolio reflected net unrealized losses of $2.6 million as of October 5, 2008. Although the current credit environment continues to be extremely volatile and uncertain, we do not believe that sufficient evidence exists at this point in time to conclude that any of our remaining investments experienced an other-than-temporary impairment at the end of the third quarter of 2008. We continue to monitor our investments closely to determine if additional information becomes available that may have an adverse impact on the fair value and ultimate realizability of our investments.
     Accounts receivable at October 5, 2008, increased $11.5 million compared with January 6, 2008. This was due primarily to the timing of billings and proportionally higher shipments during the last month of the third quarter of 2008 as compared with the last month of the fourth quarter of 2007. Days sales outstanding were 51 days at the end of the third quarter of 2008 compared with 34 days at the end of the fourth quarter of 2007.
     Net inventory increased $20.6 million from the end of the fourth quarter of 2007 due to an inventory build-up of new Flash products, including Fusion, Igloo, and ProASIC3. The Company has historically built-up inventories of new products early in their life cycles, but the recent build-up in inventory for the new Flash products was particularly pronounced due to a conscious effort to support increased turns business and shorter lead times for the consumer products at which the new Flash products are targeted. In addition, while sales of Flash products during the third quarter of 2008 increased approximately 15% from the second quarter of fiscal 2008, they were still well below our original expectations and, as a result of the overall slowdown in the global economy, we are currently expecting that sales of Flash products will continue to grow at a much slower pace than we had expected earlier in the year. This has resulted in a substantial increase in our inventory levels as of October 5, 2008, with days of inventory increasing from 139 days at the end of 2007 to 229 days at the end of the third quarter of 2008. Beginning August 2008, we reduced our wafer starts for Flash products to the lowest levels practicable. We will continue to restrict Flash wafer starts from the fourth quarter of 2008 and beyond based on inventory levels and forecast sales of Flash products. However, we do not believe that there are currently inventory obsolescence issues since the growth in our inventory consists of new Flash products, which are still attractive to our targeted customer base. We continue to focus our efforts on growing the Flash segment of our business and to monitor market trends and significant events that may have an adverse impact on the carrying value of our inventory, but we do not believe that sufficient evidence exists at this point in time to conclude that additional inventory write-downs are required.

	Nine Months Ended
In thousands	Oct. 5, 2008	Sept. 30 2007
Net cash provided by operating activities	$6,418	$1,103
Net cash provided by (used in) investing activities	$8,363	$(8,326)
Net cash used in financing activities	$(19,068)	$(1,907)
     Cash provided by operating activities was $6.4 million for the nine months ended October 5, 2008. Cash provided by operating activities included net income of $0.8 million; non-cash adjustments related to depreciation, amortization, investment impairment, and stock-based compensation costs of approximately $16.4 million; decreases in prepaid and other current assets of $2.5 million; increases in other liabilities of $9.4 million; and increases in deferred income of $9.8 million. These were partially offset by cash used to fund increases in accounts receivable of $10.6 million, inventories of $20.2 million, and licenses and other assets of $2.1 million.
     Net sales and maturities of available-for-sale securities of $35.5 million, which was partially offset by capital expenditures of $18.7 million and the acquisition of Pigeon Point Systems for $8.4 million, resulted in net cash provided by investing activities of approximately $8.4 million for the nine months ended October 5, 2008. Net cash used in financing activities of $19.1 million for the nine months ended October 5, 2008, related mainly to cash used to repurchase stock of $24.9 million and payroll tax deposits of $0.7 million associated with the vesting of restricted stock unit awards, which were partially offset by proceeds from the issuance of common stock of $6.5 million.
     The difference between the net loss of $1.6 million for the nine months ended September 30, 2007, and the cash provided by operating activities of $1.1 million was the result of several non-cash adjustments related to depreciation and stock-based compensation costs of approximately $14.0 million, a charge of $3.7 million associated with the write-off of certain wafer prepayments, decreases in licenses and other assets of $3.2 million, and increases in deferred income of $5.5 million, which were partially offset by increased receivables balances of $11.9 million and decreases in other liabilities of $12.9 million.
     Capital expenditures of $9.1 million, which was offset in part by net sales of available-for-sale securities of $0.8 million, resulted in net cash used in investing activities of approximately $8.3 million for the nine months ended September 30, 2007. Net cash used in financing activities of $1.9 million for the nine months ended September 30, 2007, related to payroll tax deposits of $2.2 million associated with the vesting of restricted stock unit awards that was partially offset by the receipt of $0.3 million from certain Company executives representing the price differential for certain stock options that were remeasured as part of the stock option investigation.
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
Impact of Recently Issued Accounting Standards
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement on Financial Accounting Standards (“SFAS”)No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which amends the accounting for business acquisitions. SFAS 141R is effective for fiscal years beginning after December 15, 2008, and will be adopted by Actel in the first quarter of fiscal 2009. The effect of the adoption of SFAS 141R on our condensed consolidated financial statements will depend on future business combination transactions, if any.
     In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. This FSP shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and will be adopted by Actel in the first quarter of fiscal 2009. Early adoption is prohibited. The effect of the adoption of FSP 142-3 on our condensed consolidated financial statements will depend on future business combination transactions, if any.
     In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”). This FSP clarifies the application of SFAS No. 157, Fair Value Measurements (“SFAS 157”), in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of this FSP did not affect our condensed consolidated financial statements.
Acquisition
     On July 9, 2008, the Company acquired 100% of the stock of Pigeon Point Systems for a total purchase price (including acquisition costs) of approximately $11.7 million. Of this purchase price, a cash payment of $8.4 million was made at closing and contingent payments of up to $3 million may be made through 2010. The results of operations for Pigeon Point Systems since the date of acquisition have been included in the condensed consolidated financial statements. Pigeon Point Systems is a privately-held supplier of telecommunications computing architecture (TCA) management components. As a result of the stock purchase, Pigeon Point Systems became a wholly-owned subsidiary of the Company. The acquisition of Pigeon Point Systems will allow Actel to offer a complete solution for proprietary and standards-based system management implementations in the industrial, military, telecommunications, and medical markets.
     The purchase price allocation related to the tangible and intangible assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition date are as follows (in thousands):

Tangible assets acquired and liabilities assumed	$728
Identifiable intangible assets	5,440
In-process research and development	120
Goodwill	2,399

Total purchase price, excluding contingent payments	$8,687

     Pigeon Point Systems’ in-process research and development valued at $120,000 as of the acquisition date was written off in the third quarter of 2008. The contingent payment amount of $3 million relates to securing the representations, warranties, and indemnities of the shareholders of Pigeon Point Systems and the continued employment of certain key Pigeon Point Systems employees. Half of this amount will be paid in July 2009 and the other half, will be paid in July 2010, less any permissible deductions. Since these payments are contingent on continued employment, such amounts will be recorded as compensation expense as service is rendered over the two-year contingent payment period. Supplemental proforma information for Pigeon Point Systems is not presented because it is not material to Actel’s condensed consolidated financial statements.
     The recorded values and estimated useful lives of the intangibles acquired from Pigeon Point Systems were:

	Estimated
	Fair Value	Useful Life
	(in thousands)	(in years)
Existing technology	$3,670	7
Customer relationships — Support	490	7
Customer relationships — Consulting	220	4
Customer backlog	290	0.5
Tradename	470	10
Other	300	4

Total acquired identifiable intangible assets	$5,440

Subsequent Events

     On October 16, 2008, we announced a 10 percent reduction in force to improve our operating results. Approximately 60 positions were eliminated. Operating results for the fourth quarter of 2008 will be adversely affected by accounting charges related to the reduction in force, which the Company currently estimates will be about $3.0 million. The Company anticipates that all cash payments related to the reduction in force will be made by January 31, 2009.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     As of October 5, 2008, our investment portfolio consisted primarily of asset-backed obligations, corporate bonds, floating rate notes, and federal and municipal obligations. The principal objectives of our investment activities are to preserve principal, meet liquidity needs, and maximize yields. To meet these objectives, we invest excess liquidity only in high credit quality debt securities with average maturities of less than two years. We also limit the percentage of total investments that may be invested in any one issuer. Corporate investments as a group are also limited to a maximum percentage of our investment portfolio.
     Our investments are subject to interest rate risk. An increase in interest rates could subject us to a decline in the market value of our investments. These risks are mitigated by our ability to hold these investments for a period of time sufficient to recover the carrying value of the investment, which may not be until maturity. A hypothetical 100 basis point increase in interest rates compared with interest rates at October 5, 2008, and January 6, 2008, would result in a reduction of approximately $0.6 million and $2.1 million in the fair value of our available-for-sale debt securities held at October 5, 2008, and January 6, 2008, respectively.
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
Changes in Internal Control over Financial Reporting
     There were no significant changes to our internal controls during the quarter ended October 5, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
     Our net inventory has increased $20.6 million, or 58%, since the beginning of the year due to an inventory build-up of our new Flash products, including Fusion, Igloo, and ProASIC3. We have historically built-up inventories of new products early in their life cycles, but the recent build-up in inventory for the new Flash products has been particularly pronounced due to a conscious effort to support increased turns business and shorter lead times for the consumer products at which the new Flash products are targeted. In addition, as a result of the overall slowdown in the global economy, sales of our Flash products have grown, and we currently expect that they will continue to grow, at a much slower pace than we had expected earlier in the year. This has resulted in the substantial increase in our inventory levels at the end of the third quarter of 2008. Beginning August 2008, we reduced our wafer starts for Flash products to the lowest levels practicable. We will continue to restrict Flash wafer starts from the fourth quarter of 2008 and beyond based on inventory levels and forecast sales of Flash products. While we do not believe that sufficient evidence exists at this point in time to conclude that additional inventory write-downs are required, we will continue to monitor our business, market trends, and any significant events that may have an adverse impact on the carrying value of our inventory. If we concluded that additional inventory write-downs were required, our operating results for the periods in which the write-downs occurred would be adversely and perhaps materially affected.
     We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. We evaluate the realizability of our deferred tax assets by assessing our valuation allowance and, if necessary, we adjust the amount of such allowance. The factors used to assess the likelihood of realization include our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Our net deferred tax assets were $36.6 million at October 5, 2008. We continue to assess the recoverability of the deferred tax assets on an ongoing basis. If we subsequently conclude that it is more likely than not that all or a portion of the deferred tax assets will not be recovered, an additional valuation allowance against deferred tax assets will be necessary, which would adversely and perhaps materially affect our operating results for the periods in which the additional valuation allowances were recorded.

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
     We estimate that sales of our products to customers in the military and aerospace industries, which carry higher overall gross margins than sales of products to other customers, accounted for 38% of our net revenues for the first nine months of 2008, 32% of our net revenues for 2007 and 34% of our net revenues for 2006 compared with 41% for 2005 and 36% for 2004 and 2003. In general, we believe that the military and aerospace industries have accounted for a significantly greater percentage of our net revenues since the introduction of our Rad Hard FPGAs in 1996 and our Rad Tolerant FPGAs in 1998. Any future downturn in the military and aerospace market could have a materially adverse effect on our revenues and/or operating results.
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
     In light of the bankruptcy filing by Lehman Brothers in the third quarter of 2008, we concluded that our investment in a Lehman Brothers’ corporate bond was other-than-temporarily impaired and therefore wrote-down the investment to its fair market value. The impairment charge of approximately $0.9 million was included in interest income and other, net on our condensed consolidated statement of operations for the three and nine months ended October 5, 2008. Although the current credit environment continues to be extremely volatile and uncertain, we do not believe that sufficient evidence exists at this point in time to conclude that any of our remaining investments are other-than-temporarily impaired. We continue to monitor our investments closely to determine if additional information becomes available that may have an adverse impact on the fair value and ultimate realizability of our investments. If we concluded that any of our remaining investments were other-than-temporarily impaired, our operating results for the periods in which the write-downs occurred would be adversely and perhaps materially affected.
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
     We account for goodwill and other intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” Under this standard, goodwill is tested for impairment annually or more frequently if certain events or changes in circumstances indicate that the carrying amount of goodwill exceeds its implied fair value. The two-step impairment test identifies potential goodwill impairment and measures the amount of a goodwill impairment loss to be recognized (if any). The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. We are a single reporting unit under SFAS No. 142, so we use the enterprise approach to compare fair value with book value. Since the best evidence of fair value is quoted market prices in active markets, we use our market capitalization as the basis for the measurement. As long as our market capitalization is greater than our book value and we remain a single reporting unit, our goodwill will be considered not impaired, and the second step of the impairment test will be unnecessary. If our fair value were to fall below our book value, we would proceed to the second step of the goodwill impairment test, which measures the amount of impairment loss by comparing the implied fair value of our goodwill with the carrying amount of our goodwill. As long as we remain a single reporting entity, we believe that the difference between the implied fair value of our goodwill and the carrying amount of our goodwill would equal the difference between our market capitalization and our book value. Accordingly, if our market capitalization fell below our book value and we remained a single reporting unit, we expect that we would write down our goodwill, and recognize a goodwill impairment loss, equal to the difference between our market capitalization and our book value.
Item 4. Submission of Matters to a Vote of Security Holders
None.
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

ACTEL CORPORATION
Date: November 11, 2008	/s/ Jon A. Anderson
Jon A. Anderson
Vice President of Finance and Chief Financial Officer (as Principal Financial Officer and on behalf of Registrant)

Exhibit Index

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.