Form 10-K
period 2009-01-04
ACTEL CORP
filed 2009-03-20
CIK 907687

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 4, 2009
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of voting and non voting common equity held by non affiliates of the Registrant was approximately $299 million as of January 4, 2009, based upon the closing price on the NASDAQ Global Market reported for such date. Shares held by each officer and director and each person owning more than 10% of the outstanding voting and non-voting stock have been excluded from this calculation because such persons may be deemed to be affiliates of the Registrant. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose. The number of shares outstanding of the Registrant’s Common Stock on March 17, 2009, was 26,080,380 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K is incorporated by reference to the registrant’s proxy statement for its 2009 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

i

PART I

ITEM 1.	BUSINESS

In this Annual Report on Form 10-K, Actel Corporation and its consolidated subsidiaries are referred to as “we,” “us,” “our,” “The Company” or “Actel.” You should read the information in this Annual Report with the Risk Factors in Item 1A. Unless otherwise indicated, the information in this Annual Report is given as of March 17, 2009, and we undertake no obligation to update any of the information, including forward-looking statements. All forward-looking statements are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements containing words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “seeks,” and variations of such words and similar expressions are intended to identify the forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements due to the risks identified in the Risk Factors or for other reasons.

Actel Corporation is the leading supplier of low-power field-programmable gate arrays (“FPGAs”) and mixed-signal FPGAs. Delivering the lowest power consumption at both the chip and the system level, the Company’s Flash- and antifuse-based FPGA solutions enable power-efficient design. In support of our silicon products, we offer design and development software and tools to optimize power consumption; power-smart intellectual property (“IP”) cores, including industry-standard processor technologies; the industry’s smallest footprint packaging; programming hardware and starter kits; and a variety of design services. We target a wide range of applications in the aerospace, automotive, avionics, communications, consumer, industrial, medical, and military markets that require low power consumption or other attributes of our nonvolatile Flash and antifuse-based technologies, which have an inherent competitive advantage over traditional SRAM-based FPGAs.

In April 2008, Actel and Pigeon Point Systems, the leading provider of Telecommunications Computer Architecture (“TCA”) management components, announced a partnership to develop and market solutions based on the Actel Fusion mixed-signal FPGAs to speed the design of AdvancedTCA blade and AdvancedMC carrier blade management controllers. In a strategic move to strengthen its market position, Actel acquired Pigeon Point Systems in July 2008. The two companies’ combined portfolio of reference designs, development kits, easy-to-use development environments, and expert design services gives designers the capability to address system and power management issues throughout the design process.

The Company was founded and incorporated in California in 1985. Actel’s Common Stock trades on the NASDAQ Global Market under the symbol ACTL. Our corporate headquarters are located at 2061 Stierlin Court, Mountain View, Calif., 94043, and our Website address is www.actel.com. We provide access free of charge, through a link on our Website, to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, as well as amendments to those reports, as soon as reasonably practicable after the reports are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). The Actel, Actel Fusion, Igloo, Axcelerator, FlashLock, FuseLock, Libero, ProASIC, and ProASIC Plus names and logos are registered trademarks of Actel. This Annual Report also includes unregistered trademarks of Actel as well as registered and unregistered trademarks of other companies.

Industry Overview

Three principal types of integrated circuits (“ICs”) are used in nearly every electronic system: processors, which are used for control and computing tasks; memory devices, which are used to store program instructions and data; and logic devices, which are used to adapt these processing and storage capabilities to a specific application. The logic market is highly fragmented and includes application-specific integrated circuits (“ASICs”) and programmable logic devices (“PLDs”). FPGAs are one type of PLD. Price, performance, reliability, power consumption, security, density, features, ease-of-use, and time to market determine the degree to which logic devices compete for specific applications. Unlike ASICs, which are customized for use in a specific application at the time of manufacture, FPGAs and complex PLDs (“CPLDs”) are manufactured as standard components and customized “in the field,” allowing the same device type to be used for many different applications. Using software tools, users program their design into a PLD, resulting in lower development costs and inventory risks, shorter design cycles, and faster time to market.

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

FPGAs based on static access random memory (“SRAM”) technology have inherently high static power consumption. Even “low-power” SRAM-based FPGAs draw on the order of ten times more power than specified for typical battery-operated applications. SRAM-based FPGAs also experience power surges at start-up that drain batteries and can cause system-initialization failures. Compounding the problem, each process node “shrink” increases the static power consumption of transistor-heavy SRAM-based FPGAs. The power problem becomes further complicated with respect to SRAM-based solutions that utilize Flash technology to program the device’s SRAM architecture. Though marketed as Flash-based devices, these solutions add Flash circuitry to the power-draining SRAM FPGA fabric, so they have inherently high static power consumption like a standard SRAM-based FPGA.

Looking at the power usage from a system perspective, once a system’s power specifications are met, additional effort is seldom expended to improve the design. Because electronic systems are sold by the hundreds of millions, a few watts of inefficiency in each system translates into a significant waste of power and, ultimately, adverse environmental effects. In addition, there is usually no easy way to track power usage to the individual components or voltage rails, making it difficult to eliminate unnecessary power consumption from systems. There is also rarely a way to measure voltages, currents, and temperatures when the system is in operation, which further complicates the task of recognizing and eliminating inefficiencies in power usage.

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

The Actel Advantage

FPGAs based on Flash technology have significantly lower static power than SRAM-based solutions, making a Flash-based, single-chip FPGA the preferred approach for creating a simple and inexpensive system management solution. Already available “off the shelf,” these nonvolatile, live-at-power-up solutions enable system power management and reduce component count. Because they are field-programmable, these flexible devices are also adaptable to the unique needs and changing demands of portable applications with high-end features and short product-life cycles, reducing development time and cost as well as engineering resource requirements. By integrating necessary housekeeping functions, such as boot-up and power-supply sequencing, with power-management functionality, total system costs are also reduced. As complete Flash-based solutions, these devices are augmented by software that enables power-conscious design, including power-driven “layout” and advanced power-analysis capabilities, permitting users to minimize the power consumption of their systems. Since each watt that is conserved reduces system operating costs, the deployment of cost-effective power management solutions at the enterprise level saves significant amounts of money as well as energy and generates significant environmental benefits.

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

• Low Power

Because they don’t use power-draining SRAM configuration bit cells, nonvolatile Flash-based FPGAs have significantly lower static power than SRAM-based solutions, making them optimal for low-power applications. In addition, some of our Flash-based FPGAs have been designed specifically for low-power applications. When compared with high density SRAM FPGAs, Actel’s Flash FPGAs deliver up to 1700 times less static power. When compared with low density CPLDs, Flash FPGAs deliver up to 25 times lower power.

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

• Small Footprint

We offer the largest selection of small footprint packages with the industry’s smallest 3x3 mm micro chip scale package and six distinctive packages at 8x8 mm or less. The small size logic and I/O optimized packages create new opportunities for designers of battery-powered handheld applications with strict board space requirements.

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

Products

We offer customers a range of low-power Flash-based solutions to address design challenges in the aerospace, automotive, avionics, communications, consumer, industrial, and medical markets. With densities ranging from 10,000 to 3,000,000 system gates, our reprogrammable product families exploit the inherent benefits of our nonvolatile Flash technology: low power, security, neutron immunity, single chip, small footprint, and LAPU. Our Flash-based solutions include the IGLOO, ProASIC3, and Actel Fusion mixed-signal FPGA families as well as those families optimized for an ARM Cortex-M1 processor: the M1 IGLOO, M1 ProASIC3/E, and M1 Fusion families. We expanded our Flash product lines into the military and aerospace markets with our RT ProASIC3 space flight FPGAs, and military-qualified ProASIC3L and ProASIC3EL FPGAs.

We also offer a broad portfolio of nonvolatile antifuse-based FPGAs. Ranging in density from 3,000 to 4,000,000 system gates, our single-chip solutions include FPGAs qualified to automotive, commercial, industrial, and military specifications as well as radiation-tolerant devices. Spanning six process geometries, our antifuse-based solutions include the RTAX-DSP, RTAX-S, RTAX-SL, Axcelerator, eX, SX-A, MX, and the legacy SX, DX, XL, ACT 3, ACT 2, and ACT 1 families.

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

• IGLOO FPGAs

• Industry’s lowest-power FPGAs

Since its introduction in 2006, designers of portable and handheld applications have taken note of our 10,000 to 3,000,000 system gate IGLOO family due to its unprecedented low power. In 2008, IGLOO was recognized as one of the industry’s best overall products in the Portable Design China Power Management Survey Awards. In January 2009, IGLOO was awarded Best All Around FPGA in Penton Media’s 2008 Best Electronic Design Competition.

Offering 1700 times less static power and more than ten times the battery life of competitive “low power” FPGA offerings, our IGLOO family has set a new standard for low power consumption. The family offers quick and easy power control with flexible implementation options, including the Flash*Freeze, low-power active, and sleep modes, and is the only truly low-power FPGA solution to support 1.2V core operation. We provide designers with comprehensive solutions for IGLOO, including storage, display, and control-related development boards, reference designs, and IP cores, to enable rapid design of their portable and power-sensitive applications.

In March 2008, we broadened our extensive portfolio of industry’s lowest-power solutions with the introduction of our IGLOO PLUS devices. The new 5 microWatt I/O optimized family offers the industry’s best power-, area-, logic- and feature-per-I/O ratios in a programmable device. Ranging from 30,000 to 125,000 gates, the IGLOO PLUS family features three 1.2V devices that have been optimized to better meet the needs of I/O-intensive portable applications. IGLOO PLUS FPGAs also support independent Schmitt Trigger inputs, hot swapping, and Flash*Freeze bus hold, making them an ideal solution for portable electronics in consumer, industrial, communications, medical and test applications, particularly those employing I/O-intensive memory bus manipulation, general-purpose I/O expansion, sequencing, interface translation, storage and human interface touch screen and key pad technology. In November IGLOO PLUS received the 2008 EDN China Innovation award.

In October 2008, we introduced nano versions of our IGLOO FPGAs. Ranging from 10,000 to 250,000 system gates, IGLOO nano FPGAs are targeted at the high-volume, portable consumer market. We have reduced power consumption to as low as 2 microWatts, and package size to as small as 3x3 mm, as well as extending our commercial temperature range to sub-zero, and offering zero lead time delivery of packaged goods, making IGLOO nano FPGAs the ideal solution for power-sensitive, space-constrained handheld devices.

• ProASIC3/E FPGAs

• Low power FPGAs

Our successful ProASIC3/E FPGAs are commercially qualified and shipping into high-volume applications to customers worldwide in the automotive, communications, consumer, industrial, and medical markets. Optimized for cost, our reprogrammable ProASIC3 family, with densities ranging from 10,000 to 3,000,000 system gates, also delivers high performance to power-conscious applications. ProASIC3E devices support free implementation of the ARM Cortex-M1 soft processor IP core, offering the benefits of programmability and time to market at an ASIC-like unit cost. In January 2009, ProASIC3 was awarded Best All Around FPGA in Penton Media’s 2008 Best Electronic Design Competition. In December 2008, Seiko Epson Corporation selected our ProASIC3 FPGAs for use in its new Epson Multimedia Storage Viewer P-7000 and P-6000. Chosen for its low-power, reduced space, and high-performance advantages, the ProASIC3 device is being deployed for high-speed access interface circuit to a CompactFlash card.

Further extending our industry-leading portfolio of low-power programmable solutions, in January 2008, we introduced the ProASIC3L devices for designers of high-performance, power-conscious systems. With densities ranging from 250,000 to 3,000,000 system gates, these devices combine dramatically reduced power consumption with up to 350MHz operation, giving designers in high-performance market segments access to flexible, feature-rich solutions that offer speed, low power and low cost. ProASIC3L was selected as winner in the Portable Design magazine 2008 Editor’s Choice Awards.

In October 2008, we introduced nano versions of our ProASIC3 FPGAs. The 10,000 to 250,000 system gate devices are targeted at the high-volume, portable consumer market. ProASIC3 nano devices broaden the ProASIC3 product line by adding packages and enhanced I/O capability for greater customer value in high volume consumer, portable, and battery-backed markets. The smaller footprint packages as small as 3 x 3 mm designed with two-layer PCBs in mind, low power, hot-swap capability, and Schmitt trigger offer greater flexibility to designers of low-cost and power sensitive applications.

• Actel Fusion Mixed-Signal FPGAs

Actel Fusion the world’s first mixed-signal FPGA integrates configurable analog, large Flash memory blocks, and high-performance, Flash-based programmable logic in a monolithic device. With densities from 90,000 to 1,500,000 system gates our Fusion FPGAs have been designed into a broad spectrum of customers for use in a wide range of applications.

The Actel Fusion mixed-signal FPGA system management functionality, which includes power and thermal management, data logging, and system diagnostics, gives us the opportunity to win numerous designs in high-volume applications. Fusion FPGAs can integrate system and power management functions and provide programmable flexibility in a single chip, resulting in potential cost, power, and space savings of 50 percent or more, relative to current implementations. To provide templates for the customization of system management functions and to speed development time, we also offer the System Management Development Kit, a complete prototyping and development kit. In addition, we have introduced several Fusion-based reference designs addressing the Advanced TCA and MicroTCA standards based on the Pigeon Point portfolio of system management solutions. In September 2008, Sanyo Denki, Co. Ltd. chose our Fusion mixed-signal FPGAs for implementation in its new RA035 position detection device (encoder) for servo motors for industrial applications. Selected for its low power, high accuracy and integration capabilities, the Actel Fusion device serves as the main process circuit, converting signals from the resolver into position data.

• RTAX-S and RTAX-SL FPGAs

RTAX-SL devices are the lowest-power FPGAs for space applications. Designers utilizing our RTAX-S FPGAs value their radiation tolerance, high reliability, firm-error immunity, and programmability. RTAX-S FPGAs, with densities ranging from 250,000 to 4,000,000 system gates, are not subject to the high up-front tooling charges and long lead-times associated with radiation-hardened ASICs, giving us development-cost and time-to-market advantages. In addition, our RTAX-S devices have triple module redundancy “built in,” whereas competing high-density FPGA solutions require triple module redundancy to be instantiated by the user, which can consume more than two-thirds of the FPGA’s available logic. No other FPGA delivers the density, radiation tolerance, and reliability of our 4,000,000 system-gate RTAX4000S device, which significantly expanded the number of space applications that can be supported by our RTAX-S family.

The 2,000,000 to 4,000,000 system gate RTAX-DSP family introduced in September 2008 uniquely combines our successful radiation-tolerant RTAX-S FPGA fabric with a high-speed multiply-accumulate (“MAC”) capability on a single chip. An attractive alternative to costly and complex SRAM-based, DSP-enabled FPGAs or radiation-hardened application-specific integrated circuits (ASICs), the RTAX-DSP devices are protected against single-event upsets (“SEUs”) and offer total signal processing capability in excess of 15 billion multiplications per second. With the introduction of the RTAX-DSP FPGAs for space flight, we are enabling designers to meet their signal processing performance goals without sacrificing reliability or project schedules. Compared with SRAM FPGAs, RTAX-DSP devices enable designers to achieve their design and performance goals with fewer devices, thereby saving board space, mass, and power consumption. In January 2009, our RTAX-DSP FPGA was selected by EDN as one of the “Hot 100 Electronic Products” of 2008.

Also in September 2008, we introduced the RT ProASIC3 FPGA family, with densities ranging from 600,000 to 3,000,000 system gates. These devices are the industry’s first radiation-tolerant, Flash-based FPGAs for space flight applications. Our RT ProASIC3 FPGAs support power supplies ranging from 1.2 to 1.5V, allowing designers to choose the optimum balance between power consumption and performance. Because high power consumption requires larger, heavier power supply components, minimizing power consumption in space-flight systems is critical. Managing heat dissipation also requires bulky and heavy mechanical infrastructure in the spacecraft. As a result, designers are motivated to carefully monitor these factors, as increased size and weight contribute to higher launch costs.

Supporting Products and Services

In support of our low-power FPGAs and power-efficient mixed-signal FPGAs, we offer power-optimized design and development software and tools, power-smart IP cores, programming hardware and starter kits, and a variety of services that enable our customers to implement their designs in our products.

• Design and Development Software and Tools

The Actel Libero integrated design environment (“IDE”), winner of the 2008 EDN China Innovation, seamlessly integrates best-in-class design tools from Mentor Graphics, SynaptiCAD, and Synplicity with Actel-developed custom tools into a single FPGA development package. Emphasizing power-conscious design, the Actel Libero IDE includes power-driven layout and advanced power-analysis capabilities, allowing users to optimize their systems for low power consumption. We also offer a comprehensive development environment, boards, and reference designs to enable customers to get system-level products to market quickly and reduce cost and risk.

• IP Cores

With more than 180 IP products designed and optimized to work with Actel devices, our IP cores support the aerospace, automotive, avionics, communications, consumer, industrial, and medical markets. Our IP Solutions streamline designs, enable faster time-to-market, and minimize design costs and risks. We supply IP, components, tools, and complete reference designs. This allows the system designer to focus on adding value to the design. Our IP is optimized and verified for use with Actel FPGAs, so designers can spend time developing and verifying the system instead of the IP blocks. We also offer a range of processor technologies — from our small CoreABC to the high-performance, industry-standard ARM Cortex-M1 processor, allowing designers to select the best processor for their application. In 2008, we broadened our support for industry-standard processors. Complementing the existing Libero Integrated Design Environment, we added new software drivers and real-time operating system (“RTOS”) support. In combination with a complete set of development boards, these offerings further enhance a designers’ ability to use processor technology in our low-power and mixed-signal FPGAs.

• Programming Hardware

We offer several programming options, including Silicon Sculptor 3 and the FlashPro series, for designers utilizing our nonvolatile FPGAs. Our Silicon Sculptor 3 is a compact, high-speed, single-device programmer for all Actel devices. Up to 12 Silicon Sculptor 3 programmers can be connected to a single PC using nested USB hubs. FlashPro 3 is a compact and cost-effective programmer for our Flash-based devices. With its in-system programming capability, this programmer limits incompatibility problems and expensive redesign costs and offers faster time to market. FlashPro 3 programmers support Fusion, IGLOO, and ProASIC3/E devices and are powered from the USB port. We also offer programming adapter modules, surface-mount sockets, prototyping adapter boards and mechanical packages, and accessories.

• Starter Kits

In addition to demonstration and evaluation boards, we offer starter kits for all of our key FPGA families including: IGLOO, M1 IGLOO, Fusion, M1 Fusion, ProASIC3, M1 ProASIC3, ProASIC Plus, and Axcelerator. We also offer a battery-powered IGLOO-based Icicle Kit to demonstrate extended battery life for portable designs. Low-cost starter kits, which include design and programming software and device programmers, are a quick and cost-effective way to assess an FPGA technology.

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

Vertical Markets and Applications

FPGAs are used in a broad range of applications across nearly all electronic system market segments. Our products serve a wide range of customers within the automotive, communications, consumer, industrial, medical, and military and aerospace markets. We are targeting applications that require low power or other attributes of our nonvolatile Flash and antifuse-based technologies that have an inherent competitive advantage.

• Automotive

Until recently, automotive manufacturers have engaged in the costly and complex design of ASICs because it was the only way to get the low power, high reliability, and endurance needed for automotive systems. Now, programmable logic devices are increasingly being used in automotive applications to replace ASICs and ASSP devices. Actel FPGAs are not susceptible to neutron-induced firm errors, making them the only FPGA technology suitable for critical automotive applications such as power train and safety. During 2008, we announced that that we received TS16949:2002 Automotive Quality Management System certification. When combined with AEC-Q100 Grade 1 and Grade 2 qualification of our ProASIC3 devices and our Production Part Approval Process (“PPAP”) documentation, the new certification ensures that customers can deploy the highest grade automotive low-power FPGA product on the market and confirms that the Company’s design, development and production procedures meet the standard’s strict guidelines. Sample automotive applications include:

Engine control units
GPS navigation systems
In-cab entertainment
Personal occupancy detection systems
Rear- and side-view cameras
Space- and power-constrained safety systems
Telematics

• Communications

Pigeon Point Systems, a wholly owned subsidiary of Actel Corporation, delivers world-class management components for modular platforms based on the AdvancedTCA, AdvancedMC, and µTCA architectures to leading companies, worldwide. By acquiring the leading provider of TCA management components, we now offer a comprehensive solution for proprietary and standards-based system management implementations in the industrial, military, telecommunications, and medical markets.

In October 2008, Pigeon Point Systems introduced its new IntegralHPI, an innovative implementation of the Hardware Platform Interface (“HPI”) that can be installed as an integrated subsystem of the Company’s market-leading Shelf Manager. The HPI is emerging as a strongly favored foundation layer among major network equipment providers for management layers that monitor systems based on ATCA and other types of hardware platforms. Defined by the Service Availability Forum (“SAF”), the HPI provides an abstracted interface for managing computer hardware, including bladed shelf/chassis architectures, such as ATCA and IBM BladeCenter.

Today’s system management implementations often require numerous discrete components (sometimes numbering in the hundreds) that occupy large amounts of board space and are inflexible to change. In the communications market, increased costs and risks are driving the rapid adoption of standards for remotely managed systems, such as AdvancedTCA and MicroTCA. Management subsystems based on Fusion mixed-signal FPGAs can integrate the functionality of many of the discrete components, thereby reducing cost and board space, while simultaneously increasing flexibility and reducing risk. We believe that widely used and proven reference designs for xTCA management controllers will be very attractive to product implementers in the rapidly growing xTCA-focused portion of the communications infrastructure market. In addition, these reference designs can provide management controller foundation technology for developers who are building proprietary systems for the still much larger non-xTCA communications infrastructure market and who are subject to the same pressures and concerns. As an early semiconductor entrant, we believe that we are well-positioned to capture a significant share of this promising market. To support these management applications of our mixed-signal FPGAs, we also offer a portfolio of IP cores for processing, analog, and memory interface and communications. Sample communications applications include:

Mid- and High-End Routers and Switches
Access Systems (Cable and DSL)
Metropolitan and Optical Networks
Multi-Service Provisioning Platforms
Wireless Base Stations and Backhaul

• Consumer

For designers of battery-operated portable and consumer applications, the goal is to achieve the lowest power possible in order to extend the battery life by providing low static and dynamic power and by allowing the system to enter and exit low-power modes quickly. Other considerations include design security, flexibility and modularity, small footprint, design reuse, and field upgradeability. We have a detailed strategy and multi-phased plan to increase market penetration for our industry leading low-power IGLOO FPGAs in the rapidly-growing portable market. More specifically, the increasing popularity of personal media players, portable navigation devices, displays, and wireless electronics and convergence of multiple features has created a tremendous demand for processor interfaces such as storage, display control, motor control and human interface control. As a result, our IGLOO-based programs will initially focus on serving the portable market, which we believe will result in the rapid deployment of our ultra low- power FPGA technology in these applications. In 2008, we introduced nano versions of our IGLOO and ProASIC3 low power FPGAs, targeted at the high-volume, portable markets. IGLOO nano products offer groundbreaking possibilities in power, size, lead-times, operating temperature, and cost. Available in logic densities from 10,000 to 250,000 gates, the 1.2 V to 1.5 V IGLOO nano devices have been designed for high-volume applications where power and size are key decision criteria. IGLOO and ProASIC3 nano devices bring a new level of value and flexibility to high volume markets. When measured against the typical project metrics of performance, cost, flexibility and time to market, the nano devices provide an attractive alternative to ASICs and application-specific standard products (“ASSPs”) in fast moving or highly competitive markets. Sample consumer applications include:

GPS devices
Home networking
Multimedia entertainment systems PDAs
Portable gaming
Set-top boxes
Smart phones
Digital TV accessories

• Industrial

Recent advances in electronic component performance and integration at lower price points have spurred the proliferation of electronic control units. Crossing many technologies and applications, from automated industrial manufacturing lines to instrumentation systems, the focus is on increasing power efficiency while reducing total system cost. For many industrial applications, the Actel Fusion mixed-signal FPGA can offer unprecedented integration in a single-chip, replacing a host of discrete components at less than half the cost and board space while maintaining system reliability. The emergence of the mixed-signal Fusion FPGA with analog interface and Flash memory also means that designers can integrate a soft processor core, run directly from on-chip memory, and tightly couple control logic, analog input/output and processing needs. Our ProASIC3 and IGLOO FPGA families are also attractive to customers in the industrial market. These solutions offer designers a reprogrammable nonvolatile device that combines fast time-to-market with low power and costs. Sample industrial applications include:

Instrumentation and test equipment
Point of sale
RFID readers
Surveillance and automation systems
Industrial motor control
Security camera

• Medical

With greater awareness of health and wellness and the growing cost of healthcare around the world, increasing emphasis is being placed on new and advanced technologies for prevention, early diagnosis, and treatment. This trend towards miniaturization and portability for home, clinical, and imaging medical devices presents a significant opportunity for medical equipment designers to use FPGAs in developing efficient and flexible designs. Medical devices have high-reliability requirements, demand multi-functionality, require data logging and transmission capabilities — and yet must consume the lowest amount of power on small board space. Our high reliability Flash-based, low-power FPGAs and mixed-signal FPGAs are the perfect fit for current trends in the medical market. Offering unprecedented integration, our single-chip, mixed-signal Fusion FPGAs can perform the system, power, and thermal management of home-based test and monitoring devices, from system power-up/down functions to data logging and temperature sensing. Our feature-rich nanoPower IGLOO FPGA, with its ultra low power Flash*Freeze mode, can offer designers orders of magnitude lower power consumption than competing programmable solutions. In an insulin pump, our ultra low power IGLOO FPGAs can also absorb additional glue logic and multiple functions — from human machine interface (“HMI”), display, storage and communication control to microcontroller functions — into a single chip, thereby reducing bill of materials, board area, power consumption and cost. Sample medical applications include:

Portable medical instruments
Clinical equipment
Imaging and scanning equipment
Diagnostic lab equipment
Home infusion pumps
Patient monitor

• Military and Aerospace

With a focus on stringent quality and reliability requirements, military and aerospace designers have long recognized the inherent advantages of nonvolatile FPGA technologies for applications that require high reliability, firm-error immunity, low power consumption, small footprint (single chip), and design security. Thousands of our radiation-tolerant and radiation-hardened FPGAs have performed mission- or flight-critical functions aboard manned space vehicles, earth-orbiting satellites, and deep space probes. Over the last decade, Actel FPGAs have been onboard more than 100 launches and flown on over 300 satellites and spacecraft, including GPS-2RM, Mars Reconnaissance Orbiter, Mars Explorer Rovers 1 and 2 (Spirit and Opportunity), Echostar, and Globalstar. We are the leading supplier of aerospace PLDs. In 2008, we announced plans to add sophisticated digital signal processing capabilities to our industry-leading radiation-tolerant RTAX-S space flight FPGAs. These RTAX-DSP FPGAs add embedded radiation-tolerant multiply-accumulate blocks to the industry-standard RTAX-S product family, resulting in a dramatic increase in device performance and utilization when implementing arithmetic functions, such as those encountered in DSP algorithms, without sacrificing reliability or radiation tolerance. We additionally introduced RT ProASIC3 devices for space flight applications. The reprogrammability of the new low-power RT ProASIC3 devices simplifies prototyping and eases hardware timing validation while offering critical immunity to radiation-induced configuration upsets. This announcement, combined with the launch of the new RTAX-DSP solutions broadens our industry-leading space-flight offering and gives designers the reliable, flexible solutions needed to design next-generation space-flight systems.

We added new ProASIC3 and ProASIC3EL FPGAs to our military-qualified product offerings, extending our low-power leadership and the reliability benefits of our higher density Flash-based FPGA technologies. Verified to operate across the full military temperature range and ranging in density from 600,000 to 3,000,000 system gates, the new low-power devices are immune to neutron-induced configuration upsets, saving board space and minimizing complexity in the system. With lower power, increased gate density, and improved performance, we enable designers to eliminate the higher power consumption and failure risks often associated with SRAM-based FPGAs for a wide range of military, aerospace, and avionics applications.

Also during 2008:

•	Actel became the first FPGA vendor to achieve SAE/AS9100 certification. Increasingly required by aerospace suppliers world-wide, Actel received the stringent AS9100 certification for its Quality Management System (“QMS”), which certifies that the company’s processes related to design and manufacture of its low-power, programmable logic solutions have met or exceeded the required standard.

•	Actel’s ProASIC3 devices, featuring Barco’s BA511 ARINC 429 IP core, were selected for a total of four DO-254 certified safety-critical implementations in commercial aviation programs.

Sample Aerospace and military applications include:

Attitude and orbit control
Camera electronics
Command and data handling
Instrumentation
Management of spacecraft power and environmental controls
Navigation and guidance
Propulsion system electronics
Radio communication
Sensor control
Sensor data processing
Telemetry

Sales and Distribution

We maintain a worldwide, multi-tiered selling organization that includes a direct sales force, independent sales representatives (in North America), electronics distributors, and value-added resellers.

Our North American sales force consists of sales and administrative personnel and field application engineers (“FAEs”) operating from offices located in major metropolitan areas. Direct sales personnel call on assigned accounts, typically large, direct original equipment manufacturers (“OEMs”). Our sales managers oversee the activities of our direct sales personnel as well as those of our sales representatives and distributors. Our sales representatives are independent companies operating under contract with us to sell our products in assigned geographic regions. The sales representatives concentrate on selling to major industrial companies in North America. We take direct orders from a small number of large, strategic customers and fulfill those orders with direct shipments. To support order fulfillment for the vast majority of customers we have distribution agreements with Avnet, Future Electronics, and Mouser Electronics, Inc. (“Mouser”). The sales forces of these distributors also call on the engineering departments of the many smaller, geographically dispersed accounts in North America that our sales representatives do not focus on. Outside North America, we do not utilize independent sales representative companies. In those geographic areas, our distributors perform the role of both sales representative and distributor.

We generate a significant portion of our revenues from international sales. Sales to European customers accounted for 27% of net revenues in 2008, while sales to Pan Asian and Rest of the World (“ROW”) customers accounted for 24%. Our European and Pan Asian/ROW sales organization consists of employees operating from various sales offices and distributors.

Sales made through distributors accounted for 74% of our net revenues in 2008. As is common in the semiconductor industry, we generally grant price protection to distributors. Under this policy, distributors are granted a credit upon a price reduction for the difference between their original purchase price for products in inventory and the reduced price. From time to time, distributors are also granted credit on an individual basis for approved price reductions on specific transactions to meet competition. We also generally grant distributors limited rights to return products. Because of our price protection and return policies, we do not recognize revenue on products sold to distributors until the products are resold.

Our sales cycle is generally lengthy and often requires the ongoing participation of sales, engineering, and managerial personnel. After a sales representative or distributor evaluates a customer’s logic design requirements and determines if there is an application suitable for our FPGAs, the next step typically is a visit to the qualified customer by a regional sales manager or an FAE from Actel. The sales manager or FAE may then determine that additional assistance is required from engineers based at our headquarters.

Backlog

Our backlog was $54.0 million at January 4, 2009 compared with $70.1 million at January 6, 2008. We include in our backlog all OEM orders scheduled for delivery over the next nine months and all distributor orders scheduled for delivery over the next six months. We sell standard products that may be shipped from inventory within a short time after receipt of an order. Our business, and to a great extent that of the entire semiconductor industry, is characterized by short-term order and shipment schedules rather than volume purchase contracts. In accordance with industry practice, our backlog generally may be cancelled or rescheduled by the customer on short notice without significant penalty. As a result, our backlog may not be indicative of actual sales and therefore should not be used as a measure of future revenues.

Customer Service and Support

We believe that premier customer service and technical support are essential for success in the FPGA market. Our customer service organization emphasizes dependable, prompt, accurate responses to questions about product delivery and order status. Many of our customers regularly measure the most significant areas of customer service and technical support. Our FAEs are strategically located around the world to provide technical support to our worldwide customer base. This network of experts is augmented by FAEs working for our sales representatives and distributors throughout the world. Customers in any stage of design may also obtain assistance from our technical support hotline or our online interactive automated technical support system. In addition, we offer technical seminars, training classes, and failure analysis services.

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

Manufacturing and Assembly

Our strategy is to utilize third-party manufacturers for our wafer requirements, which permits us to allocate our resources to product design, development, and marketing. Our FPGAs in production are manufactured by:

•	Chartered in Singapore using 0.45- and 0.35-micron design rules;

•	Infineon in Germany using 0.25- and 0.13-micron design rules;

•	Panasonic (formerly Matsushita) in Japan using 1.0-, 0.9-, 0.8- and 0.25-micron design rules;

•	UMC in Taiwan using 0.25/0.22-, 0.15-, and 0.13-micron and 65nm design rules; and

•	Winbond in Taiwan using 0.8- and 0.45-micron design rules.

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

We invest resources in the continual improvement of our products, processes, and systems. We strive to ensure that our quality and reliability systems conform to standards that have worldwide recognition for improving an organization’s capabilities. Actel has obtained the following quality certifications: ISO9001:2000 (Quality Management Systems), ISO/TS16949:2002 (Automotive standard), and AS9100:2004 (Aerospace standard). We are also QML (Qualified Manufacturers List) certified by the Defense Supply Center Columbus (“DSCC”). Our QML certification confirms that quality management procedures, processes, and controls comply with MIL-PRF-38535, the performance specification used by the U.S. Department of Defense for monolithic ICs. QML certification demonstrates our capability to produce quality products for all types of high reliability, military, and space applications. The ISO9001, ISO/TS16949, AS9100, and QML certifications demonstrate that our quality systems conform with internationally-valued standards and confirm our commitment to supply top-quality FPGAs to a diverse customer base.

Strategic Relationships

We enjoy ongoing strategic relationships with customers, distributors, sales representatives, foundries, assembly houses, and other suppliers of goods and services. Some highlights from 2008 include the following:

• UMC

In November 2008, UMC and Actel jointly announced that the two companies have collaborated in the production of Actel’s next generation Flash-based FPGAs. The chips will be manufactured on UMC’s 65nm low leakage process, and will take advantage of the foundry’s 65nm embedded Flash (“eFlash”) technology.

• Future Electronics

In December 2008, Future Electronics and Actel jointly announced that the companies had agreed on a franchise distribution partnership. The franchise agreement was effective on December 1, 2008, in the Americas and expanded to Europe, the Middle East, and Africa (EMEA) territories on January 1, 2009.

Research and Development

Our research and development expenditures are divided among circuit design, software development, IP development, and process technology activities, all of which are involved in the development of new products based on existing or emerging technologies. In the areas of circuit design and process technology, our research and development activities also involve continuing efforts to reduce the power and cost and improve the performance of current products, including “shrinks” of the design rules under which such products are manufactured. Emphasizing power conscious design, our software research and development activities include enhancing the functionality, usability, and availability of high-level design and development tools and IP cores in a complete and automated desktop design environment.

In 2008, 2007, and 2006, our research and development expenses were $65.7 million, $63.7 million and $56.9 million, respectively. We believe technical leadership and innovation are essential to our future success and we are committed to continuing a significant level of research and development effort.

Competition

We believe that the increasing costs associated with the use of advanced chip manufacturing technology are driving the development and use of PLDs. Also driving the use of PLDs are the increasingly stringent criteria for power, cost, footprint, features, design reuse, reliability, and security.

Competition is intense and we expect that to increase as the market grows. We believe our products and technologies are superior to competitive products for many applications requiring low power, nonvolatility or high reliability and security in the PLD market generally and the FPGA market in particular. However, our primary competitors, Xilinx and Altera, are substantially larger than Actel, offer products to a more extensive customer base, and have substantially greater financial, technical, sales, and other resources. We also expect continued competition from ASIC suppliers and from new companies that may enter the PLD or mixed-signal markets.

We believe that the important competitive factors in our market are power consumption; price; performance; capacity (total number of usable gates); density (concentration of usable gates); ease-of-use and functionality of development tools; installed base of development tools; reprogrammability; strength of sales organization and channels; reliability; security; adaptability of products to specific applications and IP; ease, speed, cost, and consistency of programming; length of research and development cycle (including migration to finer process geometries); number of I/Os; reliability; wafer fabrication and assembly capacity; availability of packages, adapters, sockets, programmers, and IP; technical service and support; and utilization of intellectual property laws. While we believe we compete favorably with respect to these factors, our failure to compete successfully in any of these areas could have a materially adverse effect on our business, financial condition, or results of operations.

Patents and Licenses

As of February 25, 2009, we held more than 390 United States patents and had applications pending for approximately 120 additional United States patents. We also held more than 100 foreign patents and had applications pending for more than 90 patents outside the United States. Our patents, which cover (among other things) circuit architectures, antifuse and Flash structures, and programming methods, expire between 2009 and 2027. We expect to continue filing patent applications as is reasonable to protect our proprietary technologies. We believe that patents, along with such factors as innovation, technological expertise, and experienced personnel are important.

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

In 1995, we entered into a License Agreement with BTR, Inc. (“BTR”). Under the License Agreement, which was amended and restated in 2000, BTR licensed its proprietary technology to Actel for development and use in FPGAs and certain multichip modules. At the end of 2004, we elected under the License Agreement to convert to a non-exclusive license, as a consequence of which we ceased to pay BTR advance royalties after March 2006. In September 2005, Actel initiated an arbitration proceeding against BTR under the License Agreement to determine

Actel’s rights under the License Agreement. This arbitration demand resulted from BTR’s assertion that Actel products were covered by BTR patents and, therefore, that royalties were due under the License Agreement. BTR later added trade secret claims to the arbitration. In December 2006, the parties agreed to settle the case by means of Actel’s acquisition of the patents and trade secrets at issue, as well as certain other intellectual property assets controlled by BTR, for $7.5 million. The parties closed the transaction in March 2007.

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

As is typical in the semiconductor industry, we have been and expect to be notified from time to time of claims that we may be infringing patents owned by others. When probable and reasonably estimable, we make provision for the estimated settlement costs of claims for alleged infringement. As we sometimes have in the past, we may obtain licenses under patents that we are alleged to infringe. While we believe that reasonable resolution will occur, there can be no assurance that these claims will be resolved or that the ultimate resolution of these claims will not have a materially adverse effect on our business, financial condition, or results of operations. Our failure to resolve a claim could result in litigation or arbitration, which can result in significant expense and divert the efforts of our technical and management personnel, whether or not determined in our favor. In addition, our evaluation of the impact of these pending disputes could change based upon new information. Subject to the foregoing, we do not believe that the ultimate resolution of any pending patent dispute is likely to have a materially adverse effect on our financial position as of January 4, 2009, or results of operations or cash flows.

Employees

At the end of 2008, we had 550 full-time employees, including 142 in marketing, sales, and customer support; 226 in engineering and research and development; 143 in operations; and 39 in administration and finance. This compares with 584 full-time employees at the end of 2007, a decrease of 6%. Net revenues were approximately $397,000 per employee in 2008 compared with approximately $337,000 per employee in 2007, representing an increase of approximately 18%. We have no employees represented by a labor union, have not experienced any work stoppages, and believe that our employee relations are satisfactory.

ITEM 1A.	RISK FACTORS

This Annual Report on Form 10-K, (or Form 10-K,) including any information incorporated by reference herein, contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (referred to as the Securities Act,) and Section 21E of the Securities Exchange Act of 1934, as amended, (referred to as the Exchange Act.) In some cases, you can identify forward looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. The forward looking statements contained in this Form 10-K involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These factors include those listed below in this Item 1A and those discussed elsewhere in this Form 10-K. We encourage investors to review these factors carefully. We may from time to time make additional written and oral forward looking statements, including statements contained in our filings with the SEC. We do not undertake to update any forward looking statement that may be made from time to time by or on behalf of us, whether as a result of new information, future events or otherwise, except as required by law.

Before deciding to purchase, hold or sell our securities, you should be aware that our business faces numerous financial and market risks, including those described below, as well as general economic and business risks. The following discussion provides information concerning the material risks and uncertainties that we have identified and believe may adversely affect our business, our financial condition and our results of operations. Before you decide whether to invest in our securities, you should carefully consider these risks and uncertainties, together with all of the other information included in this Annual Report on Form 10-K.

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

The current worldwide economic crisis makes quarterly revenues difficult to predict.

The current worldwide economic conditions and market instability make it increasingly difficult for us and our distributors to accurately forecast the product demands of our customers. Our failure, or the failure of our distributors, to accurately forecast customer demand for our products could adversely and perhaps materially affect our operating efficiencies and quarterly financial results.

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

The semiconductor industry is characterized by intense price competition. The average selling price of a product typically declines significantly between introduction and maturity. We sometimes are required by competitive pressures to reduce the prices of our new products more quickly than cost reductions can be achieved. We also sometimes approve price reductions on specific direct sales for strategic or other reasons, and provide price concessions to our distributors for a portion of their original purchase price in order for them to address individual negotiations involving high-volume or competitive situations. Typically, a customer purchasing a small quantity of product for prototyping or development from a distributor will pay list price. However, a customer using our products in volume production will often negotiate a substantial price discount from the distributor. Under such circumstances, the distributor will in turn often negotiate and receive a price concession from Actel. This is a standard practice in the semiconductor industry and we provide some level of price concession to every distributor. We have also begun offering price reductions on certain products to reduce inventory levels. Unanticipated declines in the average selling prices of our products could cause our quarterly revenues and/or gross margin to fall short of expectations, which would adversely affect our quarterly financial results.

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

Our net inventory increased $25.0 million, or 70%, during 2008 due to an inventory build-up of our new Flash products, including Fusion, Igloo, and ProASIC3. We have historically built-up inventories of new products early in their life cycles, but the recent build-up in inventory for the new Flash products was particularly pronounced due to a conscious effort to support increased turns business and shorter lead times for the consumer products at which the new Flash products are targeted. We experienced very strong booking for these products in the first quarter of 2008 and accordingly initiated a ramp-up of manufacturing. However, a significant amount of these orders were cancelled in the second and third quarter of 2008 as a result of the worldwide economic crisis. Nonetheless, sales of our Flash products have grown, and we currently expect that they will continue to grow, at a much slower pace than we had expected early in 2008. Beginning August 2008, we reduced our wafer starts for Flash products to the lowest levels practicable and have continued to restrict Flash wafer starts based on inventory levels and forecast sales of Flash products. While we do not believe that sufficient evidence exists at this point in time to conclude that additional inventory write-downs are required, we will continue to monitor our business, market trends, and any significant events that may have an adverse impact on the carrying value of our inventory. If we subsequently conclude that additional inventory write-downs were required, our operating results for the periods in which the write-downs occurred would be adversely and perhaps materially affected. If the current global economic crisis were to persist or worsen, the chances of additional inventory write-downs in the future would increase.

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. We evaluate the realizability of our deferred tax assets by assessing our valuation allowance and, if necessary, we adjust the amount of such allowance. The factors used to assess the likelihood of realization include our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Our net deferred tax assets were $25.3 million at January 4, 2009. We continue to assess the recoverability of the deferred tax assets on an ongoing basis. If we subsequently conclude that it is more likely than not that all or a portion of the deferred tax assets will not be recovered, an additional valuation allowance against deferred tax assets will be necessary, which would adversely and perhaps materially affect our operating results for the periods in which the additional valuation allowances were recorded.

Our gross margin may decline as we increasingly compete with ASICs and serve the value-based market.

The price we can charge for our products is constrained principally by our competition. While it has always been intense, we believe that price competition for new designs is increasing. This may be due in part to the transition toward high-level design methodologies. Designers can now wait until later in the design process before selecting a PLD or ASIC and it is easier to convert between competing PLDs or between a PLD and an ASIC. The increased price competition may also be due in part to the increasing penetration of PLDs into price-sensitive markets previously dominated by ASICs. We have strategically targeted many of our products at the value-based market, which is defined primarily by low prices. If our strategy is successful, we will generate an increasingly greater percentage of our net revenues from low-price products, which may make it more difficult to maintain our gross margin at our historic levels. In addition, gross margins on new products are generally lower than on mature products. Thus, if we generate a greater percentage of our net revenues from new products, our overall gross margin could be adversely affected. We have also begun offering price reductions on certain products to reduce inventory levels. Any long-term decline in our overall gross margin may have an adverse effect on our operating results.

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

Our restructuring plan may not properly realign our cost structure and may adversely affect our business, financial condition, and/or operating results.

During the first quarter of 2009, we announced a Company-wide restructuring plan that in conjunction with cost-reduction initiatives taken in the fourth quarter of 2008, is expected to result in a quarterly reduction in expenses of approximately $6.5 million in the third quarter of 2010 compared with the third quarter of 2008. We estimate that approximately $5.5 million of the quarterly reductions will be in operating spending and that the balance of savings will be in cost of goods sold, and expect to record additional charges of $4.0 million to $4.5 million for severance and other costs related to the restructuring between the first quarter of 2009 and the beginning of the third quarter of 2010, when the restructuring will be substantially complete. If we experience expenses in excess of what we anticipate in connection with these restructuring activities, such as unanticipated costs associated with closing a facility, or if we experience unanticipated inefficiencies as a result of these restructuring activities, such as excessive delays in developing new products caused by reduced headcount, our business, financial condition, and/or operating results could be adversely and perhaps materially affected. In addition, part of our restructuring plan involves increased offshoring, which involves numerous risks, including operational business issues such as productivity, efficiency, and quality; geographic, cultural, and communication issues; and information security, intellectual property protection, and other legal issues. Any of these issues could render our outsourcing plan ineffective which could have a materially adverse effect on our business, financial condition, and/or operating results.

Risks Related to Defective Product

Our products are complex and may contain errors, manufacturing defects, design defects, or otherwise fail to comply with our specifications, particularly when first introduced or as new versions are released. Our new products are being designed on ever more advanced processes, adding cost, complexity, and elements of experimentation to the development, particularly in the areas of mixed- voltage and mixed-signal design. We rely primarily on our in-house personnel to design test operations and procedures to detect any errors prior to delivery of our products to customers.

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

Our gross margin is the difference between the amount it costs Actel to make our products and the revenues we receive from the sale of those products. One of the most important variables affecting the cost of our products is manufacturing yields. With our customized antifuse and Flash manufacturing process requirements, we almost invariably experience difficulties and delays in achieving satisfactory, sustainable yields on new products. Until satisfactory yields are achieved, gross margins on new products are generally lower than on mature products. We have also begun offering price reductions on certain products to reduce inventory levels. The lower gross margins typically associated with new products could have a materially adverse effect on our operating results.

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

In 2008, sales made through distributors accounted for 74% of our net revenues, compared with 77% for 2007 and 2006. Our distributors offer products of several different companies, so they may reduce their efforts to win new designs or sell our products or give higher priority to other products. This is particularly a concern with respect to any distributor that also sells products of our direct competitors. A reduction in design win or sales effort, termination of relationship, failure to pay for products, or discontinuance of operations because of financial difficulties or for other reasons by one or more of our current distributors could have a materially adverse effect on our business, financial condition, and/or operating results.

Distributor contracts generally can be terminated on short notice.

Although we have contracts with our distributors, the agreements are terminable by either party on short notice. We consolidated our distribution channel in 2001 by terminating our agreement with Arrow Electronics, Inc., which accounted for 13% of our net revenues in 2001. On March 1, 2003, we again consolidated our distribution channel by terminating our agreement with Pioneer-Standard Electronics, Inc., which accounted for 26% of our net revenues in 2002, after which Unique Technologies, Inc. (“Unique”), a sales division of Memec, was our sole distributor in North America. Unique accounted for 33% of our net revenues in 2004. During 2005, Avnet acquired Memec, after which Avnet became our primary distributor in North America. Avnet accounted for 36% of our net revenues in 2008 compared with 40% in 2007 and 2006. Even though Xilinx is Avnet’s biggest line, our transition from Unique to Avnet was generally satisfactory. The loss of Avnet as a distributor, or a significant reduction in the level of design wins or sales generated by Avnet, could have a materially adverse effect on our business, financial condition, and/or operating results. In 2006, we added Mouser as a distributor in North America and elsewhere.

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

Sales to customers outside North America accounted for 51% of net revenues in 2008, compared with 50% in 2007 and 49% in 2006, and we expect that international sales will continue to represent a significant portion of our total revenues. International sales are subject to the risks described above as well as generally longer payment cycles, greater difficulty collecting accounts receivable, and currency restrictions. We also maintain foreign sales offices to support our international customers, distributors, and sales representatives, which are subject to local regulation. In addition, international sales are subject to the export laws and regulations of the United States and other countries.

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

Our business has been, and may be further, adversely affected by the current financial and economic crises.

The global economy has experienced a downturn due to the subprime lending crisis, general credit market crisis, collateral effects on the finance and banking industries, concerns about liquidity, slower economic activity, increased unemployment rates, decreased consumer confidence, reduced corporate profits and capital spending, and generally adverse business conditions. The current worldwide economic crisis has caused many of our customers to curtail their spending, which in turn has resulted in lower sales by us. We are unable to predict the duration or severity of the current disruptions in the financial markets and global economy, but if the conditions persist or further deteriorate, our business and operating results could be adversely and perhaps materially affected.

Our business and operating results could also be adversely affected by secondary effects of the financial crisis, including the inability of our customers, or their customers, to obtain sufficient financing to purchase our products. Our revenues and gross margins are dependent upon these purchases, and if they fail to materialize, our revenues and gross margins would be adversely and perhaps materially affected.

In addition, the inability of our customers and suppliers to access capital efficiently, or at all, may have other adverse effects on our financial condition. For example, financial difficulties experienced by our customers or suppliers could result in product delays, increased accounts receivable defaults, and/or increased inventory exposure. These risks may increase if our customers and suppliers do not adequately manage their business or do not properly disclose their financial condition to us.

Although we believe we have adequate liquidity and capital resources to fund our operations internally, in light of current market conditions, our inability to access the capital markets on favorable terms, or at all, could force us to self-fund strategic initiatives or even forgo certain opportunities, which in turn could have an adverse affect on our business.

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

We estimate that sales of our products to customers in the military and aerospace industries, which carry higher overall gross margins than sales of products to other customers, accounted for 38% of our net revenues in 2008, 32% of our net revenues for 2007 and 34% of our net revenues for 2006 compared with 41% for 2005 and 36% for 2004 and 2003. In general, we believe that the military and aerospace industries have accounted for a significantly greater percentage of our net revenues since the introduction of our Rad Hard FPGAs in 1996 and our Rad Tolerant FPGAs in 1998. Any future downturn in the military and aerospace market could have a materially adverse effect on our revenues and/or operating results.

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment: An Amendment of FASB Statements No. 123 and 95.” (“SFAS 123R”). SFAS 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and instead requires companies to recognize compensation expense using a fair-value based method for costs related to share-based payments, including stock options and employee stock purchase plans. We implemented the standard in the fiscal year that began January 2, 2006, and the adoption of SFAS 123R had a material effect on our consolidated operating results and earnings per share.

In addition, we historically have used stock options as a key component of employee compensation in order to align employees’ interests with the interests of our shareholders, encourage employee retention, and provide competitive compensation packages. To the extent that SFAS 123R or other new regulations make it more difficult or expensive to grant options to employees, we may incur increased out-of-pocket compensation costs, change our equity compensation strategy, or find it difficult to attract, retain, and motivate employees. Any of these results could materially and adversely affect our business and/or operating results.

Compliance with the Sarbanes-Oxley Act of 2002 and related corporate governance and public disclosure requirements have resulted in significant additional expense.

Changing laws, regulations, and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new SEC regulations and Nasdaq Global Market rules, have resulted in significant additional expense. We are committed to maintaining high standards of corporate governance and public disclosure, and therefore have invested the resources necessary to comply with the evolving laws, regulations, and standards. This investment has resulted in increased general and administrative expenses as well as a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations, and standards differ from the activities intended by regulatory or governing bodies, we might be subject to lawsuits or sanctions or investigation by regulatory authorities, such as the SEC or The Nasdaq Global Market, and our reputation may be harmed.

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

We may face significant business and financial risk from claims of intellectual property infringement asserted against us, and we may be unable to adequately obtain or enforce intellectual property rights.

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

We have devoted significant resources to research and development and believe that the intellectual property derived from such research and development is a valuable asset important to the success of our business. We rely primarily on patent and trade secret laws to protect the intellectual property developed as a result of our research and development efforts. Due to spending constraints necessitated by current economic conditions, we expect to reduce our rate of patent application filings in the coming year. Every year we abandon some of our existing U.S. and foreign patents and pending applications that we perceive to have lesser value. Due to spending constraints necessitated by current economic conditions, we expect to increase the number of existing patents and pending patent applications that we abandon. These cost-containment measures may reduce our ability to protect our products by enforcing, or defend the Company by asserting, our intellectual property rights against others.

In addition to patent and trade secret laws, we rely on trademark, and copyright laws combined with nondisclosure agreements and other contractual provisions to protect our proprietary rights. The steps we have taken may not be adequate to protect our proprietary rights. In addition, the laws of certain territories in which our products are developed, manufactured, or sold, including Asia and Europe, may not protect our products and intellectual property rights to the same extent as the laws of the United States. Our failure to enforce our patents, trademarks, or copyrights or to protect our trade secrets could have a materially adverse effect on our business, financial condition, and/or operating results.

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

The stock markets broadly, technology companies generally, and our Common Stock in particular have historically experienced price and volume volatility. Our Common Stock may continue to fluctuate substantially on the basis of many factors, including:

•	quarterly fluctuations in our financial results or the financial results of our competitors or other semiconductor companies;

•	changes in the expectations of analysts regarding our financial results or the financial results of our competitors or other semiconductor companies;

•	announcements of new products or technical innovations by Actel or by our competitors; or

•	general conditions in the semiconductor industry, financial markets, or economy. Like many other stocks, the price of our Common Stock has declined and, if investors continue to have concerns that our business and operating results will be adversely affected by the worldwide economic downturn, our stock price could further decline.

If our stock price declines sufficiently, we would write down our goodwill, which may have a materially adverse affect on our operating results.

We account for goodwill and other intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under this standard, goodwill is tested for impairment annually or more frequently if certain events or changes in circumstances indicate that the carrying amount of goodwill exceeds its implied fair value. The two-step impairment test identifies potential goodwill impairment and measures the amount of a goodwill impairment loss to be recognized (if any). The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. We are a single reporting unit under SFAS 142, so we use an enterprise approach to determine our total fair value. Since the best evidence of fair value is quoted market prices in active markets, we start with our market capitalization as the initial basis for the analysis. We also consider other factors including control premiums from observable transactions involving controlling interests in comparable companies as well as overall market conditions. As long as we determine our total enterprise fair value is greater than our book value and we remain a single reporting unit, our goodwill will be considered not impaired, and the second step of the impairment test under SFAS 142 will be unnecessary. If our total enterprise fair value were to fall below our book value, we would proceed to the second step of the goodwill impairment test, which measures the amount of impairment loss by comparing the implied fair value of our goodwill with the carrying amount of our goodwill. As a result of this analysis we may be required to write down our goodwill, and recognize a goodwill impairment loss, equal to the difference between the book value of goodwill and its implied fair value.

If our long-lived assets become impaired, our operating results will be adversely affected.

If the current worldwide economic crisis continues, it could result in circumstances, such as a sustained decline in our forecasted cash flows, indicating that the carrying value of our long-lived assets may be impaired. If we are required to record a charge to earnings because an impairment of our long-lived assets is determined, our operating results will be adversely effected.

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

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers

The following table identifies each of our executive officers:

Name(1)	Age	Position

John C. East	64	President and Chief Executive Officer
Esmat Z. Hamdy	59	Senior Vice President of Technology and Operations
Jay A. Legenhausen	42	Senior Vice President of Worldwide Sales
Fares N. Mubarak	47	Senior Vice President of Engineering & Marketing
Anthony Farinaro	46	Vice President & General Manager of Design Services
Barbara L. McArthur	58	Vice President of Human Resources
David L. Van De Hey	53	Vice President & General Counsel and Secretary
Dirk A. Sodestrom	51	Acting Chief Financial Officer

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

Mr. Sodestrom joined Actel in May 2007 as Corporate Controller and became our Acting Chief Financial Officer in December 2008 following the death of Jon A. Anderson, our former Chief Financial Officer. From January 2001 through March 2006, he was the Chief Financial Officer of Westaff, Inc., a publicly traded temporary staffing firm headquartered in Walnut Creek, California. From February 1991 to January 2001, he was the Corporate Controller for Westaff. From 1980 to 1991, he was an auditor with PriceWaterhouseCoopers, a public accounting firm.

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

Our Common Stock has been traded on the Nasdaq Global Market under the symbol “ACTL” since our initial public offering on August 2, 1993.The following table sets forth, for the fiscal quarters indicated, the high and low sale prices per share of our Common Stock as reported on the Nasdaq Global Market.

	2008		2007
	High	Low	High	Low

First Quarter	$15.70	$10.27	$18.79	$15.29
Second Quarter	18.79	14.54	17.72	13.01
Third Quarter	17.28	10.75	14.30	9.63
Fourth Quarter	12.72	6.75	13.77	9.83

The closing sale of our Common Stock was $10.72 on March 17, 2009, and according to the records of our transfer agent, there were 116 shareholders of record on March 17, 2009. A substantially greater number of holders of our stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

Dividend Policy

We have never declared or paid a cash dividend on our Common Stock and do not anticipate paying any cash dividends in the foreseeable future; we currently intend to retain any future earnings to fund the development and growth of our business. Any future declaration of dividends is within the discretion of our Board of Directors and will be dependent on our earnings, financial condition, and capital requirements as well as any other factors deemed relevant by our Board of Directors.

Company Stock Performance

The following information shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulations 14A or 14C, or to the liabilities of Section 18 of the Exchange Act, except to the extent that Actel specifically requests that such information be treated as soliciting material or specifically incorporates it by reference into a filing under the Securities Act or the Exchange Act.

The following graph shows a comparison of cumulative total return for Common Stock, The Nasdaq Stock Market (US), and Nasdaq Electronic Component Stocks. In preparing the graph, we assumed that $100 was invested on December 31, 2003, in (i) Actel’s Common Stock, (ii) The Nasdaq Stock Market (US) index, and (iii) the Nasdaq Electronic Component Stocks index, and that all dividends were reinvested.

Comparison of Cumulative Total Return

Shareholder returns over the indicated period should not be considered indicative of future shareholder returns. The closing sale price of our Common Stock on January 2, 2009, was $11.61. The closing sale price of our Common Stock on March 17, 2009, was $10.72.

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

ACTEL CORPORATION
SELECTED CONSOLIDATED FINANCIAL DATA

	Years Ended
	Jan. 4,	Jan. 6,	Dec. 31,	Jan. 1,	Jan. 2,
	2009	2008	2006	2006	2005
	(In thousands, except per share data)

Consolidated Statements of Operations Data:
Net revenues	$218,406	$197,043	$191,499	$178,947	$165,402
Costs and expenses:
Total cost of revenues(1)(3)	89,714	82,363	75,618	73,282	70,404
Research and development(3)(6)	65,658	63,726	56,926	48,242	45,701
Selling, general, and administrative(3)(4)(5)	63,145	63,053	67,959	49,649	47,975
Restructuring charge(7)	2,424	—	—	—	—
Amortization of acquisition-related intangibles(2)	796	—	15	1,908	2,651

Total costs and expenses	221,737	209,142	200,518	173,081	166,731

Income (loss) from operations	(3,331)	(12,099)	(9,019)	5,866	(1,329)
Interest income and other, net of expense	5,433	8,607	7,128	3,912	3,398

Income (loss) before tax provision (benefit)	2,102	(3,492)	(1,891)	9,778	2,069
Tax provision (benefit)(8)	13,827	(588)	264	2,742	(705)

Net income (loss)	$(11,725)	$(2,904)	$(2,155)	$7,036	$2,774

Net income (loss) per share:
Basic	$(0.45)	$(0.11)	$(0.08)	$0.28	$0.11

Diluted	$(0.45)	$(0.11)	$(0.08)	$0.28	$0.11

Shares used in computing net income (loss) per share:
Basic	25,851	26,888	26,106	25,277	25,584

Diluted	25,851	26,888	26,106	25,545	26,381

	As of
	Jan. 4,	Jan. 6,	Dec. 31,	Jan. 1,	Jan. 2,
	2009	2008	2006	2006	2005
	(In thousands)

Consolidated Balance Sheet Data:
Working capital	$169,723	$207,910	$191,278	$177,491	$194,613
Total assets	343,261	363,616	368,922	343,196	318,171
Total shareholders’ equity	268,325	291,492	290,616	276,057	267,816

(1)	During the fourth quarter of fiscal 2004 we incurred incremental charges included in cost of revenues of $3.2 million for expenses associated with the testing of the RTSX-S space qualified FPGAs and the write-down of RTSX-S inventory from the original manufacturer. During the fourth quarter of fiscal 2006 we recorded charges of $2.2 million in connection with the write-down of certain excess inventory. During the fourth quarter of fiscal 2007, we recorded charges of $2.2 million for excess reserves associated with commercial last time buy products.

(2)	Beginning in 2002, we ceased to amortize goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Instead, goodwill is subject to annual impairment tests and written down only when identified as impaired. Non-goodwill intangible assets with definite lives continue to be amortized under SFAS No. 141 and 142. See Notes 1 and 2 of “Notes to Consolidated Financial Statements” for further information.

(3)	On January 2, 2006, we adopted SFAS No. 123(R), “Share-Based Payment,” which requires us to measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements. As a result, we recorded pre-tax stock based compensation expense of $9.1 million, $7.9 million and $11.0 million for fiscal 2008, 2007 and 2006, respectively, under SFAS No. 123(R).

(4)	During fiscal 2006, we recorded charges of $10.0 million and $0.4 million in connection with the settlement of certain patent and license infringement claims.

(5)	During fiscal 2008, 2007 and 2006, we incurred $1.6 million, $5.5 million and $2.0 million, respectively, of legal and accounting costs in connection with the Company’s stock options investigation that was initiated during the fourth quarter of fiscal 2006.

(6)	During the second quarter of fiscal 2007, we recorded a $3.7 million charge for certain prepaid wafer costs that had been included in other assets in the accompanying consolidated balance sheet. This charge was recorded due to changes in the Company’s product plans.

(7)	During the fourth quarter of fiscal 2008, we recorded a charge of $2.4 million relating to a 10 percent reduction in force to improve our operating results. Approximately 60 positions were eliminated.

(8)	During the fourth quarter of 2008, we recognized a valuation allowance of $12.7 million against a portion of the Company’s deferred tax assets. The increase in the valuation allowance results from uncertainties surrounding the nature and timing of the taxable income required to realize certain tax credits and net operating loss carryforwards.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with our Consolidated Financial Statements and the related “Notes to Consolidated Financial Statements,” and “Financial Statement Schedules,” and “Supplementary Financial Data” included in this Annual Report on Form 10-K. This Annual Report on Form 10-K, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and the future results of our Company that are based on current expectations, estimates, forecasts, and projections about the industry in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. These forward looking statements are made in reliance upon the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report under the section entitled “Risk Factors” in Item 1A of Part I. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Overview

The purpose of this overview is to provide context for the discussion and analysis of our financial statements that follows by briefly summarizing the most important known trends and uncertainties, as well as the key performance indicators, on which our executives are primarily focused for both the short and long term.

Actel Corporation is the leading supplier of low-power FPGAs, mixed-signal FPGAs, and system-critical FPGAs. Attacking power consumption from both the chip and the system levels, the Company’s innovative programmable logic solutions enable power-efficient design. In support of our nonvolatile Flash- and antifuse-based FPGAs, we offer design and development software and tools to optimize power consumption; power-smart IP cores, including industry-standard processor technologies; small footprint packaging; programming hardware and starter kits; and a variety of design services. We target a wide range of applications in the aerospace, automotive, avionics, communications, consumer, industrial, medical, and military markets that require low power or other attributes of our nonvolatile Flash and antifuse-based technologies that have an inherent competitive advantage.

• Semiconductor Industry

According to the Semiconductor Industry Association (“SIA”), global sales of semiconductors were severely impacted by the world-wide economic turmoil in 2008 resulting in the first year-on-year drop in sales since 2001. Total sales for 2008 were $248.6 billion compared with $255.6 billion reported for 2007. Weakening demand for the major drivers of semiconductor sales — including automotive products, personal computers, cell phones and corporate information technology products resulted in a sharp drop in industry sales that affected nearly all product lines. SIA projects that 2009 sales will decline by 5.6 percent to $246.7 billion before resuming growth in 2010.

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

• Flash

We believe that our long-term future lies with Flash technology, which permits us to make FPGAs that are both nonvolatile and reprogrammable. Perhaps the single biggest benefit of a nonvolatile Flash-based FPGA array is significantly reduced power consumption. Even though our Flash technology is unique, the process is very similar to the standard embedded Flash memory process, so we are able to share with others most of the burden of developing and proving the process. While we were the first company to sell Flash-based FPGAs, several suppliers of SRAM-based FPGAs claim to offer “single-chip, Flash-based” solutions. However, these “hybrid” solutions are merely combinations of Flash memory components with the underlying SRAM FPGA technology — either integrated with the FPGA die into a single package or, alternatively, stacked or placed side-by-side. The FPGA array is still SRAM, so it is still subject to drawbacks associated with that technology. These “hybrid” approaches mitigate some of the limitations of traditional SRAM-based solutions by providing a smaller footprint, a minor reduction in power consumption, and small advances in power-up time and security, but they are only incremental improvements over pure SRAM-based FPGAs. Since the embedded Flash memory controls only the initial configuration of “hybrid” devices during power-up, these solutions cannot offer the full advantages of Flash technology provided by our nonvolatile Flash-based FPGAs: exponentially lower power consumption, faster response times, unparalleled reliability, and uncompromising security.

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

• Key Indicators

Although we measure the condition and performance of our business in numerous ways, the key quantitative indicators that we generally use to manage the business are bookings, design wins, margins, yields, and backlog. We also carefully monitor the progress of our product development efforts. Of these, we think that bookings and backlog are the best indicators of short-term performance and that design wins and product development progress are the best indicators of long-term performance. Our design wins were lower in 2008 when compared with 2007. Flash design wins were up slightly but this was more than offset by decreases in design wins for our antifuse products. Our bookings (measured as end-customer orders placed on us and our distributors) were higher during 2008 than during 2007 contributing to higher revenues in 2008. However our backlog (which may be cancelled or rescheduled by the customer on short notice without significant penalty) was lower at the end of 2008 than at the end of 2007.

Results of Operations

The following table sets forth certain financial data from the Consolidated Statements of Operations expressed as a percentage of net revenues:

	Years Ended
	Jan. 4,	Jan. 6,	Dec. 31,
	2009	2008	2006

Net revenues	100.0%	100.0%	100.0%
Cost of revenues	41.1	41.8	39.5

Gross margin	58.9	58.2	60.5
Research and development	30.1	32.3	29.7
Selling, general, and administrative	28.9	32.0	35.5
Restructuring charge	1.1	0.0	0.0
Amortization of acquisition-related intangibles	0.3	0.0	0.0

Income (loss) from operations	(1.5)	(6.1)	(4.7)
Interest income and other, net of expense	2.5	4.3	3.7

Income (loss) before tax provision (benefit)	1.0	(1.8)	(1.0)
Tax provision (benefit)	6.4	(0.3)	0.1

Net income (loss)	(5.4)%	(1.5)%	(1.1)%

• Net Revenues

We derive our revenues primarily from the sale of FPGAs, which accounted for over 95% of net revenues in 2008, 2007 and 2006. Non-FPGA revenues are derived from our Protocol Design Services organization, royalties, and the licensing of software and sale of hardware used to design and program our FPGAs. We believe that we derived at least 48% of our revenues in 2008 from sales of FPGAs to customers serving the military and aerospace and the communications markets, compared with at least 47% and 53% in 2007 and 2006, respectively. We have experienced, and may again in the future experience, substantial period-to-period fluctuations in operating results due to conditions in each of these markets as well as in the general economy.

Net revenues in 2008 were $218.4 million, an increase of 11% over 2007. This increase was due primarily to a 35% increase in the number of units shipped that was partially off-set by a decrease of 19% in the overall average selling price (“ASP”). The overall ASP decreased primarily due to a change in our product mix: the sales of mature products, which usually have higher ASPs, decreased by approximately 14% from the previous year while sales of new products, particularly our Flash products, which usually have lower ASPs, have increased by approximately 37% from the previous year. Flash products sales increased by 5% to 26% of our net revenue for 2008. In 2007, Flash product sales accounted for 21% of our net revenue. Net revenues in 2008 were also favorably impacted by royalty revenue of $2.7 million compared with $1.0 million in 2007. Royalties in 2008 included $1.0 million associated with the settlement of certain prior year claims.

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

We shipped approximately 74% of our net revenues through the distribution sales channel in 2008 compared with 77% in 2007 and 77% in 2006. We generally do not recognize revenue on product shipped to a distributor until the distributor resells the product to its customer.

Sales to customers outside the United States accounted for 51% of net revenues in 2008, 50% in 2007 and 49% in 2006 with European customers representing 27% of net revenues in 2008 compared with 29% of net revenues for 2007 and 27% for 2006.

• Gross Margin

Gross margin was 58.9% of revenues in 2008 compared with 58.2% in 2007 and 60.5% in 2006. Gross margin in 2008 was favorably impacted by higher sales of radiation tolerant products which are associated with higher gross margins. This was partially offset by increased sales of lower margin Flash products. In addition, as noted above, royalty revenue was $2.7 million for 2008 compared with $1.0 million in 2007.

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

• Research and Development (R&D)

R&D expenditures were $65.7 million, or 30.1% of net revenues, in 2008 compared with $63.7 million, or 32.3% of net revenues, in 2007 and $56.9 million, or 29.7% of net revenues, in 2006. R&D spending in 2008 increased due to increased spending on mask revisions, wafer development costs, and outside services and higher costs associated with increased headcount coupled with increased operating costs associated with Pigeon Point Systems which was acquired during the third quarter of 2008. R&D spending in 2007 included a $3.7 million charge during the second quarter to write-off certain wafer prepayments combined with a charge of $0.9 million during the first quarter of fiscal 2007 for re-work of certain products under development. In addition, 2007 included generally higher costs associated with expanded R&D efforts and increased headcount. Stock-based compensation expenses under SFAS 123(R) were $4.1 million in 2008 compared with $4.0 million in 2007 and $5.6 million in 2006.

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

• Selling, General, and Administrative (SG&A)

SG&A expenses in 2008 were $63.1 million, or 28.9% of net revenues, compared with $63.1 million, or 32.0% of net revenues, in 2007 and $68.0 million, or 35.5% of net revenues, in 2006. Costs associated with the Company’s stock option investigation were $1.6 million in 2008, $5.5 million in 2007 and $2.0 million in 2006. Excluding the impact of the stock option investigation costs, SG&A costs increased in 2008 due to higher selling costs, commissions and incentive compensation associated with the increase in net revenue. SG&A expenses in 2006 included $10.4 million in legal settlements resulting from the BTR and Zilog patent infringement claims. Stock-based compensation expenses under SFAS 123(R) were $4.5 million in 2008 compared with $3.3 million in 2007 and $4.8 million in 2006.

• Restructuring Charges

Restructuring charges of $2.4 million were primarily related to employee compensation and related charges, including stock compensation expenses. $1.2 million in restructuring charges remain on our consolidated balance sheet as of January 4, 2009 and are included in “Accounts payable” and “Accrued compensation and employee benefits”.

On February 3, 2009 the Company announced a longer term corporate-wide restructuring plan designed to significantly reduce operating expenses during fiscal 2009 and continuing into the middle of 2010. We announced our intention to reduce operating expenses by approximately $6.5 million per quarter by the third quarter of 2010 when compared with the third quarter of 2008. We implemented the first step of reductions during the fourth quarter of fiscal 2008 as discussed in Note 14 in the Notes to the Consolidated Financials Statements and expect to announce a second round of staff reductions during the first quarter of 2009. We currently expect to record charges of between $1.5 million and $2.0 million during the first quarter of fiscal 2009 for severance and other costs related to the next phase of our restructuring plans.

• Amortization of Other Acquisition-Related Intangibles

Amortization of other acquisition-related intangibles was $0.8 million in 2008, $0 in 2007 and $15,000 in 2006. During the third quarter of fiscal 2008, the Company acquired $5.4 million of identified intangible assets in connection with the acquisition of Pigeon Point Systems. As a result of this, we recorded $0.8 million in amortization of identified intangible assets for fiscal 2008. The $15,000 cost in 2006 was attributable to intangible assets related to an acquisition completed in the year 2000, which were fully amortized during the second quarter of 2006.

• Interest Income and Other, Net of Expense

Interest income and other, net of expense, was $5.4 million, $8.6 million and $7.1 million in 2008, 2007 and 2006, respectively. Our average investment portfolio balance was $155.0 million in 2008 compared with $162.9 million in 2007 and $157.0 million in 2006. For 2008, our average investment portfolio return on investment was 4.7% compared with 4.8% in 2007 and 4.2% in 2006, resulting in lower interest income during fiscal 2008 as compared with prior years. During 2008, in light of the bankruptcy filing by Lehman Brothers, we concluded that our investment in Lehman Brothers’ corporate bonds was other-than-temporarily impaired and therefore wrote down the investment to its fair market value. The impairment charge of approximately $0.9 million was included in interest income and other, net, on our consolidated statement of operations for the year ended January 4, 2009. We invest excess liquidity in investment portfolios consisting primarily of corporate bonds, floating rate notes, and federal and municipal obligations. In periods where market interest rates are falling, and for some time after rates stabilize, we typically experience declines in interest income and other as our older debt investments at higher interest rates mature and are replaced by new investments at the lower rates available in the market.

• Tax Provision (Benefit)

Significant components affecting the effective tax rate include pre-tax net income or loss, federal R&D tax credits, non-deductible stock-based compensation, the state composite tax rate, and recognition of a valuation allowance against certain deferred tax assets.

Our tax provision for 2008 was $13.8 million based on income before income taxes of $2.1 million. The difference between the effective tax rate and the statutory tax rate is primarily due to recognition of a valuation allowance of $12.7 million against a portion of the Company’s deferred tax assets, non-deductible stock-based compensation partially offset by research tax credits and state tax benefits. The increase in the valuation allowance results from uncertainties surrounding the nature and timing of the taxable income required to realize certain tax credits and net operating loss carryforwards.

Our tax benefit for 2007 was $0.6 representing an effective tax rate of 17%. The difference between the effective tax rate and the statutory tax rate is primarily due to non-deductible stock-based compensation partially offset by research tax credits and state tax benefits.

Our tax provision for 2006 was $0.3 million despite a pre-tax loss of $1.9 million. This tax charge is primarily due to non-deductible stock-based compensation.

Financial Condition, Liquidity, and Capital Resources

Our total assets were $343.3 million at the end of 2008 compared with $363.6 million at the end of 2007. The decrease in total assets was attributable principally to decreases in cash, cash equivalents, accounts receivable, and deferred tax assets, partially offset by an increase in inventory. The following table sets forth certain financial data from the consolidated balance sheets expressed as the percentage change from January 6, 2008 to January 4, 2009.

	As of	As of
	Jan. 4, 2009	Jan. 6, 2008	$ Change	% Change
	In thousands

Cash and cash equivalents, short and long-term investments	$146,557	$189,170	$(42,613)	(23)%
Accounts receivable, net	$11,596	$18,116	$(6,520)	(36)%
Inventories	$60,630	$35,587	$25,043	70%

	Year Ended
	Jan. 4,	Jan. 6,
	2009	2008
	In thousands

Net cash provided by operating activities	$9,830	$10,764
Net cash provided by (used in) investing activities	$28,629	$(11,884)
Net cash used in financing activities	$(18,939)	$(2,460)

• Cash, Cash Equivalents, and Investments

Our cash, cash equivalents, and short-term investments were $146.6 million at the end of 2008 compared with $189.2 million at the end of 2007. This decrease of $42.6 million from the end of 2007 was due primarily to expenditures of $21.4 million to purchase property and equipment, $24.9 million used to repurchase Common Stock and $8.4 million used for the acquisition of Pigeon Point Systems. This was partially offset by $9.8 million of net cash provided by operating activities.

Cash provided by operating activities for 2008 included adjustments for non-cash charges of $12.6 million for depreciation and amortization, $9.1 million for non-cash stock compensation, decreases in accounts receivable of $7.4 million, decreases in deferred tax assets of $12.8 million, and an increase in accounts payable and other liabilities of $5.7 million. These were partially off-set by a net loss of $11.7 million, increases in inventory of $24.6 million, increases in other assets, net, of $3.8 million, and decreases in deferred income of $1.9 million. The increase in inventory relates to the build-up of the Flash products as discussed more fully below.

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

Cash proceeds from the issuance of common stock under employee stock plans amounted to $6.5 million in 2008 and none in 2007.

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

The following represents contractual commitments associated with operating leases and capital leases ($0.4 million relates to capital lease and the related interest portion is immaterial) as of January 4, 2009:

	Payments Due by Period
							2014
	Total	2009	2010	2011	2012	2013	and Later
	(In thousands)

Operating and capital leases	$17,918	$3,800	$3,478	$3,291	$3,291	$3,377	$681

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

• Accounts Receivable

Our net accounts receivable was $11.6 million at the end of 2008 compared with $18.1 million at the end of 2007. Typically, shipments are higher in the last month of the quarter but in December 2008, shipments were lower due to the Company having a two week shutdown. The shutdown in December 2008 was longer than the shutdown in December 2007. Total shipments in the quarter were also lower compared with the fourth quarter of 2007 largely as a result of the current worldwide economic conditions. The decrease in net accounts receivable was also due to improved collection efforts during the 2008 fiscal year. Net accounts receivable represented 19 days of sales outstanding at the end of fiscal 2008 compared with 34 days at the end of fiscal 2007.

We sell our products to distributors who resell our products to OEMs or their contract manufacturers. Our payment terms generally require the distributor to settle amounts owed to us based on list price, which typically may be in excess of their ultimate cost as a result of agreements with the distributors allowing for price adjustments and credits. Accordingly, when a distributors’ resale is priced at a discount from list price, we credit back to the distributor a portion of their original purchase price, usually within 30 days after the resale transaction has been reported to the Company. This practice has an adverse impact on the working capital of our distributors since they are required to pay the full list price to Actel and receive a subsequent discount only after the product has been sold to a third party. As a consequence, beginning in the third quarter of fiscal 2007, we have entered into written business arrangements with certain distributors whereby we issue advance credits to the distributors to minimize the adverse impact on the distributor’s working capital. The advance credits are updated and settled on a quarterly basis. The advance credits have no impact on our revenue recognition since revenue from distributors is not recognized until the distributor sells the product but the advance credits do reduce our accounts receivable and our deferred income on shipments to distributors as reflected in our consolidated balance sheet. The amount of the advance credits was $6.0 million as of January 4, 2009 and $6.2 million as of January 6, 2008.

• Inventories

Our net inventories were $60.6 million at the end of 2008 compared with $56.2 million at the end of the third quarter of 2008, $45.0 million at the end of the second quarter of 2008 and $35.6 million at the end of 2007. Net inventory increased by $11.2 million from the second quarter of 2008 to the third quarter of 2008 and by $4.4 million from the third quarter of 2008 to the fourth quarter of 2008. These sequential increases were due to an inventory build-up of new Flash products, including Fusion, Igloo, and ProASIC3. The Company has historically built-up inventories of new products early in their life cycles, but the recent build-up in inventory for the new Flash products was particularly pronounced due to a conscious effort to support increased turns business and shorter lead times for the consumer products at which the new Flash products are targeted. We experienced very strong booking for these products in the first quarter of 2008 and accordingly initiated a ramp-up of manufacturing. However, a significant amount of these orders were cancelled in the second and third quarter of 2008 as a result of the worldwide economic crisis. Nonetheless, sales of our Flash products have grown, and we currently expect that they will continue to grow, but at a much slower pace than we had expected early in 2008. Beginning August 2008, we reduced our wafer starts for Flash products to the lowest levels practicable and will continue to restrict Flash wafer starts based on inventory levels and forecast sales of Flash products. However, in order to preserve our relationships with our foundries, the Company must continue to build certain minimum levels of Flash products during 2009 and thereafter, so an extended period of time will probably be necessary in order to draw down inventory levels closer to historical norms. We believe our Flash products are still attractive to our targeted customer base. We continue to focus our efforts on growing the Flash business and are aggressively marketing our Flash products in an effort to reduce our inventory. This may include certain promotional pricing for large volume orders, which may negatively impact our gross margins. We are also monitoring market trends and significant events that may have an adverse impact on the carrying value of our inventory, but based on the information available at this time, we do not believe that any lower of cost or market or excess inventory writedowns were required as of January 4, 2009. However, if our business outlook changes in the future or if the current economic downturn continues or worsens, the Company may be required to establish reserves for a portion of the Flash inventory which could have a materially adverse affect on our business, financial condition, and/or results of operations.

We continue to hold material from “last time buy” inventory purchases made in 2003, 2005 and 2007 from two wafer manufacturers for some of our mature product families. Last time buys occur when a wafer supplier is about to shut down the manufacturing line used to make a product and we believe that our then-current inventories are insufficient to meet foreseeable future demand. Inventory purchased in last time buy transactions is evaluated on an ongoing basis for indications of excess or obsolescence based on rates of actual sell through, expected future demand for those products, and any other qualitative factors that may indicate the existence of excess or obsolete inventory. Inventory at January 4, 2009 and January 6, 2008, included $1.4 million and $3.4 million, respectively, of inventory purchased in last time buy. During 2008, we recorded a write down against last time buy inventory of $0.5 million. During 2007, we recorded a write down against last time buy inventory of $2.2 million.

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

• Property and Equipment

Our net property and equipment was $34.7 million at the end of 2008 compared with $25.4 million at the end of 2007. We invested $21.4 million in property and equipment in 2008 compared with $13.0 million in 2007. The increase in capital expenditures for 2008 was primarily due to purchases of additional offshore testing and manufacturing equipment and the installation of solar panels at the Company’s headquarters in Mountain View, California. Capital expenditures during the past two years have been primarily for engineering, manufacturing, and office equipment. Depreciation of property and equipment was $11.9 million in 2008 compared with $10.4 million in 2007. We currently expect to incur capital expenditures of approximately $10 million in 2009.

• Goodwill and Other Intangible Assets, Net

Our net goodwill and other intangible assets were $35.5 million at the end of 2008 and $30.2 million at the end of 2007. Net goodwill and other intangible assets increased by $5.3 million due to our acquisition of Pigeon Point Systems in the third quarter of 2008, which was partially offset by a slight decrease due to the realization of certain net operating loss carryforwards associated with our acquisition of Gatefield Corporation in 2000. We had originally established a valuation allowance for a portion of the net operating loss carryforwards acquired in connection with the acquisition of Gatefield. To the extent such valuation allowance is subsequently reversed as a result of the realization of the deferred tax asset, SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), requires that the offsetting credit is recognized first as a reduction of goodwill.

During the third quarter of fiscal 2008, the Company acquired $5.4 million of identified intangible assets in connection with the acquisition of Pigeon Point Systems. As a result of this, we recorded $0.8 million in amortization of identified intangible assets for 2008.

Goodwill is recorded when consideration paid in an acquisition exceeds the fair value of the net tangible and intangible assets acquired. We account for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which addresses the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition. Under SFAS 142, we do not amortize goodwill, but instead test for impairment annually or more frequently if certain events or changes in circumstances indicate that the carrying value may not be recoverable. We completed our annual goodwill impairment tests during the fourth quarters of 2008 and 2007, and noted no indicators of impairment. We start with our market capitalization as the initial basis for the analysis and due to the current economic environment, we performed a detailed review of our stock price and book value per share for the fourth quarter. Although current economic conditions have had a negative impact on the Company’s stock price, as well as a significant number of other companies, our average stock price in December 2008 and the stock price at the end of our fiscal year 2008 were above our book value. In addition to our market capitalization, we also consider other factors in determining our enterprise fair value including control premiums from observable transactions involving controlling interests in comparable companies as well as overall market conditions. Although there has been volatility in our stock and at times, our stock has fallen below our book value, we believe these declines in our stock price to be temporary and this temporary decline does not reflect an impairment in the carrying value of our goodwill as of January 4, 2009. Our stock price has declined during the first quarter of 2009, consistent with the decline in the overall market. We will closely monitor this trend and consider whether an event has occurred or there has been a change in circumstances that would more likely than not reduce our enterprise fair value to be below our book value and, if necessary, we will adjust our book value of goodwill.

• Other Assets,Net

Our other assets, net, were $22.0 million at the end of 2008 compared with $19.4 million at the end of 2007. The increase was due primarily to an increase of $3.8 million in license agreements partially off-set by $1.3 million decrease in deferred compensation plan assets.

• Current Liabilities

Our total current liabilities were $59.5 million at the end of 2008 compared with $58.1 million at the end of 2007. The increase was due primarily to an increase in accrued compensation and employee benefits of $5.1 million and an increase in other accrued liabilities of $1.3 million which was partially offset by decreases in accounts payable of $2.3 million and a decrease in accrued license agreements of $1.0 million, and a decrease in deferred income on shipments to distributors of $1.8 million.

• Shareholders’ Equity

Shareholders’ equity was $268.3 million at the end of 2008 compared with $291.5 million at the end of 2007. The decrease in 2008 was due mostly to the net loss of $11.7 million combined with the repurchases of our common stock of $24.9 million. These were partially off-set by stock-based compensation charges of $9.1 million and issuances of common stock under our employee stock plans of $6.0 million, net of tax withholding on restricted stock.

Impact of Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R amends how business acquisitions are accounted for. SFAS 141R is effective for fiscal years beginning after December 15, 2008, and will be adopted by Actel in the first quarter of fiscal 2009. The effect of the adoption of SFAS 141R on our consolidated financial statements will depend on future business combination transactions, if any.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. This FSP will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and will be adopted by Actel in the first quarter of fiscal 2009. Early adoption is prohibited. The effect of the adoption of FSP 142-3 on our consolidated financial statements will depend on future business combination transactions, if any.

In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). This FSP clarifies the application of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of this FSP did not have an impact on our consolidated financial statements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosure of contingent assets and liabilities. The U.S. Securities and Exchange Commission has defined critical accounting policies as those that are most important to the portrayal of our financial condition and results and also require us to make the most difficult, complex and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Based upon this definition, our most critical policies include revenue recognition, inventories, stock-based compensation, legal matters, goodwill and long-lived asset impairment and income taxes. These policies, as well as the estimates and judgments involved, are discussed below. We also have other key accounting policies that either do not generally require us to make estimates and judgments that are as difficult or as subjective or they are less likely to have a material impact on our reported results of operations for a given period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates. In addition, if these estimates or their related assumptions change in the future, it could result in material expenses being recognized on the consolidated statements of operations.

• Revenues

We sell our products to OEMs and to distributors who resell our products to OEMs or their contract manufacturers. We recognize revenue on products sold to our OEMs upon shipment. Revenues generated by the Protocol Design Services organization are recognized as the services are performed. Because sales to our distributors are generally made under agreements allowing for price adjustments, credits, and right of return under certain circumstances, we generally defer recognition of revenue on products sold to distributors until the products are resold by the distributor and price adjustments are determined at which time our final net sales price is fixed. Deferred revenue net of the corresponding deferred cost of sales are recorded in the caption deferred income on shipments to distributors in the liability section of the consolidated balance sheet. Deferred income effectively represents the gross margin on the sale to the distributor, however, the amount of gross margin we recognize in future periods will be less than the originally recorded deferred income as a result of negotiated price concessions. Distributors resell our products to end customers at various negotiated price points which vary by end customer, product, quantity, geography and competitive pricing environments. When a distributor’s resale is priced at a discount from list price, we credit back to the distributor a portion of their original purchase price after the resale transaction is complete. Thus, a portion of the deferred income on shipments to distributors balance will be credited back to the distributor in the future. Based upon historical trends and inventory levels on hand at each of our distributors as of January 4, 2009, we currently estimate that approximately $9.8 million of the deferred income on shipments to distributors on the Company’s consolidated balance sheet as of January 4, 2009, will be credited back to the distributors in the future. These amounts will not be recognized as revenue and gross margin in our consolidated statement of operations. Since we expect our distributors to “turn” their inventory balances five to six times a year, we expect that a majority of the inventory held by our distributors at the end of any quarter will be resold to end customers over the next two quarters.

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

The Company will typically build-up inventories of new products early in their life cycles in order to support anticipated demand and to provide stock inventory to distributors to support initial sales of the product. The Company will also establish sufficient inventory levels of new products to respond quickly to new customer orders. Accordingly, we typically do not establish excess inventory reserves for newer products until we have developed sufficient trend information to support reasonable assumptions regarding acceptance of the product and future demand trends. Once the product has been available on the market for a sufficient period of time, generally two years or more, the Company will begin to assess the need for excess inventory reserves based on history and forecasted demand as noted above.

Our inventory valuation policies also take into consideration “last time buy” inventory purchases. Last time buys occur when a wafer supplier is about to shut down the manufacturing line used to make a product and we believe that our then current inventories are insufficient to meet foreseeable future demand. We made last time buys of certain products from our wafer suppliers in 2003, 2005 and 2007. Since this inventory was not acquired to meet current demand, we apply a discrete write down policy for inventory purchased in last time buy transactions and the related inventory are excluded from the standard excess and obsolescence write down policy. Inventory purchased in last time buy transactions will be evaluated on an ongoing basis for indications of excess or obsolescence based on rates of actual sell through; expected future demand for those products over a longer time horizon; and any other qualitative factors that may indicate the existence of excess or obsolete inventory. Evaluations of last time buy inventory in 2008 resulted in write-downs of $0.5 million. Evaluations of last time buy inventory in 2007 resulted in write-downs of $2.2 million. These write-downs were taken because actual sell through results did not meet expectations or estimations of expected future demand.

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

• Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. We evaluate annually the realizability of our deferred tax assets by assessing our valuation allowance and, if necessary, we adjust the amount of such allowance. The factors used to assess the likelihood of realization include our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. We assessed our deferred tax assets at the end of 2008 and determined that it was more likely than not that we would not be able to realize approximately $25.3 million of net deferred tax assets based upon our forecast of future taxable income and other relevant factors. Should factors change impacting our forecast of future taxable income in determining the realizability of our net deferred tax assets, we may be required to recognize additional valuation allowance in future periods.

• Stock-Based Compensation Expense

We account for stock-based compensation in accordance with SFAS No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS 123R”). Under the fair value recognition provisions of SFAS 123R, we estimate the fair value of our employee stock awards at the date of grant using the Black-Scholes-Merton option pricing model, which requires the use of certain subjective assumptions. The most significant of these assumptions are our estimates of expected volatility of the market price of our stock and the expected term of the stock award. We have determined that historical volatility is the best predictor of expected volatility and the expected term of our awards was determined taking into consideration the vesting period of the award, the contractual term and our historical experience of employee stock option exercise behavior. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, we could change our assumptions used to value employee stock-based awards granted in future periods. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those awards expected to vest. If our actual forfeiture rate were materially different from our estimate, the stock-based compensation expense would be different from what we have recorded in the current period. The fair value of restricted stock units was calculated based upon the fair value of our Common Stock at the date of grant. Further, SFAS 123R requires that employee stock-based compensation costs be recognized over the vesting period of the award and we have elected the straight-line method as the basis for recording our expense.

The Company recorded $9.1 million, $7.9 million, and $11.0 million of stock-based compensation expense for the years ended January 4, 2009, January 6, 2008, and December 31, 2006, respectively. As required by SFAS 123R, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. As of January 4, 2009, the total compensation cost related to options and nonvested stock granted to employees under the Company’s stock option plans but not yet recognized was approximately $12.0 million, net of estimated forfeitures of approximately $1.4 million. This cost will be amortized over a weighted-average period of 2.51 years and will be adjusted for subsequent changes in estimated forfeitures. As of January 4, 2009, the total compensation cost related to options to purchase shares of the Company’s common stock under the ESPP but not yet recognized was approximately $2.5 million. This cost will be amortized over a weighted-average period of 1.25 years.

• Long-Lived Assets Impairment

We review property and equipment and intangible assets, excluding goodwill, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If property and equipment and intangible assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. No material adjustments were made to our long-lived assets in any of the years presented.

We account for goodwill and other intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under this standard, goodwill is tested for impairment annually or more frequently if certain events or changes in circumstances indicate that the carrying amount of goodwill exceeds its implied fair value. The two-step impairment test identifies potential goodwill impairment and measures the amount of a goodwill impairment loss to be recognized (if any). The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. We are a single reporting unit under SFAS 142 and we use an enterprise approach to determine our total fair value. Since the best evidence of fair value is quoted market prices in active markets, we start with our market capitalization as the initial basis for the analysis. We also consider other factors including control premiums from observable transactions involving controlling interests in comparable companies as well as overall market conditions. As long as we determine our total enterprise fair value is greater than our book value and we remain a single reporting unit, our goodwill will be considered not impaired, and the second step of the impairment test under SFAS 142 will be unnecessary. If our total enterprise fair value were to fall below our book value, we would proceed to the second step of the goodwill impairment test, which measures the amount of impairment loss by comparing the implied fair value of our goodwill with the carrying amount of our goodwill. As a result of this analysis we may be required to write down our goodwill, and recognize a goodwill impairment loss, equal to the difference between the book value of goodwill and its implied fair value.

SFAS 142 also requires that intangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 144”). Currently we amortize our acquired intangible assets with definite lives over periods ranging primarily from one to seven years.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of January 4, 2009, our investment portfolio consisted primarily of asset backed obligations, corporate bonds, floating rate notes, and federal and municipal obligations. The principal objectives of our investment activities are to preserve principal, meet liquidity needs, and maximize yields. To meet these objectives, we invest excess liquidity only in high credit quality debt securities with average maturities of less than two years. We also limit the percentage of total investments that may be invested in any one issuer. Corporate investments as a group are also limited to a maximum percentage of our investment portfolio.

Our investments in debt securities, which totaled $96.9 million at January 4, 2009, are subject to interest rate risk. An increase in interest rates could subject us to a decline in the market value of our investments. These risks are mitigated by our ability to hold these investments for a period of time sufficient to recover the carrying value of the investment which may not be until maturity. A hypothetical 100 basis point increase in interest rates compared with interest rates at January 4, 2009, and January 6, 2008, would result in a reduction of approximately $1.2 million and $2.1 million, respectively, in the fair value of our available-for-sale debt securities held at January 4, 2009, and January 6, 2008, respectively.

The potential changes noted above are based upon sensitivity analyses performed on our financial position at January 4, 2009. Actual results may differ materially.

In addition to interest rate risk, we are subject to market risk on our investments. We monitor all of our investments for impairment on a periodic basis. In the event that the carrying value of the investment exceeds its fair value and the decline in value is determined to be other than temporary, the carrying value is reduced to its current fair market value. In the absence of other overriding factors, we consider a decline in market value to be other than temporary when a publicly traded stock or a debt security has traded below book value for a consecutive six-month period. If an investment continues to trade below book value for more than six months, and mitigating factors such as general economic and industry specific trends including the creditworthiness of the issuer are not present this investment would be evaluated for impairment and written down to a balance equal to the estimated fair value at the time of impairment, with the amount of the write-down recorded in Interest income and other, net, on the consolidated statements of operations. If management concludes it has the intent and ability as necessary, to hold such securities for a period of time sufficient to allow for an anticipated recovery of fair value up to the cost of the investment, and the issuers of the securities are creditworthy, no other-than-temporary impairment is deemed to exist and the investment may be classified as long-term.

In light of the bankruptcy filing by Lehman Brothers during 2008, we concluded that our investment in Lehman Brother’s corporate bonds was other-than-temporarily impaired and therefore wrote down the investment to its fair market value during the third quarter of 2008. The total impairment charge of $0.9 million is included in interest income and other, net on our consolidated statement of operations for the year ended January 4, 2009. No impairment charges were recorded for 2007 or 2006. See Note 3 to our consolidated financial statements in Item 8 “Financial Statements and Supplementary Data” for further information regarding investments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ACTEL CORPORATION

CONSOLIDATED BALANCE SHEETS

	Jan. 4,	Jan. 6,
	2009	2008
	(In thousands, except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$49,639	$30,119
Short-term investments	89,111	152,609
Accounts receivable, net	11,596	18,116
Inventories	60,630	35,587
Deferred income taxes	11,313	19,350
Prepaid expenses and other current assets	6,888	10,259

Total current assets	229,177	266,040
Long-term investments	7,807	6,442
Property and equipment, net	34,747	25,417
Goodwill and other intangible assets, net	35,540	30,197
Deferred income taxes	13,968	16,082
Other assets, net	22,022	19,438

	$343,261	$363,616

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,672	$16,972
Accrued compensation and employee benefits	11,240	6,181
Accrued licenses	3,952	4,927
Other accrued liabilities	5,274	3,941
Deferred income on shipments to distributors	24,316	26,109

Total current liabilities	59,454	58,130
Deferred compensation plan liability	4,086	5,479
Deferred rent liability	1,449	1,417
Accrued sabbatical compensation	2,739	3,380
Other long-term liabilities, net	7,208	3,718

Total liabilities	74,936	72,124
Commitments and contingencies (Note 4)
Shareholders’ equity:
Preferred stock, $0.001 par value per share; 4,500,000 shares authorized; none issued or outstanding	—	—
Series A Preferred stock, $0.001 par value per share; 500,000 shares authorized; none issued or outstanding	—	—
Common Stock, $0.001 par value; 55,000,000 shares authorized; 25,777,128 shares and 26,516,850 shares issued and outstanding at January 4, 2009 and January 6, 2008	25	26
Additional paid-in capital	232,168	231,491
Retained earnings	36,979	59,189
Accumulated other comprehensive (loss) income	(847)	786

Total shareholders’ equity	268,325	291,492

	$343,261	$363,616

See Notes to Consolidated Financial Statements

ACTEL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended,
	Jan. 4, 2009	Jan. 6, 2008	Dec. 31, 2006
	(In thousands, except per share amounts)

Net revenues	$218,406	$197,043	$191,499
Costs and expenses:
Cost of revenues	89,714	82,363	75,618
Research and development	65,658	63,726	56,926
Selling, general, and administrative	63,145	63,053	67,959
Restructuring charge	2,424	—	—
Amortization of acquisition-related intangibles	796	—	15

Total costs and expenses	221,737	209,142	200,518

Loss from operations	(3,331)	(12,099)	(9,019)
Interest income and other, net	5,433	8,607	7,128

Income (loss) before tax provision (benefit)	2,102	(3,492)	(1,891)
Tax provision (benefit)	13,827	(588)	264

Net loss	$(11,725)	$(2,904)	$(2,155)

Net loss per share:
Basic	$(0.45)	$(0.11)	$(0.08)

Diluted	$(0.45)	$(0.11)	$(0.08)

Shares used in computing net loss per share:
Basic	25,851	26,888	26,106

Diluted	25,851	26,888	26,106

See Notes to Consolidated Financial Statements

ACTEL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND ACCUMULATED OTHER
COMPREHENSIVE INCOME (LOSS)

					Accumulated
		Additional	Deferred		Other	Total
	Common	Paid-in	Stock	Retained	Comprehensive	Shareholders’
	Stock	Capital	Compensation	Earnings	Income (Loss)	Equity
	(In thousands, except share amounts)

Balance at January 1, 2006	$26	$210,101	$(63)	$66,733	$(740)	$276,057

Net loss	—	—	—	(2,155)	—	(2,155)
Other comprehensive income (loss):
Change in unrealized gain/loss on investments, net of tax	—	—	—	—	309	309

Total comprehensive loss						(1,846)
Stock-based compensation	—	11,256	—	—	—	11,256
Reversal of deferred tax assets upon cancellation of options	—	(2,054)	—	—	—	(2,054)
Issuance of 906,380 shares of common stock under employee stock plans	—	9,437	—	—	—	9,437
Tax withholding on restricted stock	—	(2,234)	—	—	—	(2,234)
Reversal of unearned stock-based compensation upon adoption of SFAS 123R	—	(63)	63	—	—	—

Balance at December 31, 2006	26	226,443	—	64,578	(431)	290,616

Net loss	—	—	—	(2,904)	—	(2,904)
Other comprehensive income (loss):
Change in unrealized gain/loss on investments, net of tax	—	—	—	—	1,217	1,217

Total comprehensive loss						(1,687)
Cumulative effect — adoption of EITF 06-2, net of tax	—	—	—	(2,485)	—	(2,485)
Stock-based compensation	—	7,508	—	—	—	7,508
Tax withholding on restricted stock	—	(2,798)	—	—	—	(2,798)
Receipt of price differential for remeasured options	—	338	—	—	—	338

Balance at January 6, 2008	26	231,491	—	59,189	786	291,492

Net loss	—	—	—	(11,725)	—	(11,725)
Other comprehensive income (loss):
Change in unrealized gain/loss on investments, net of tax	—	—	—	—	(1,633)	(1,633)

Total comprehensive loss						(13,358)
Issuance of 569,033 shares of common stock under employee stock plans	—	6,540	—	—	—	6,540
Repurchase of common stock	(1)	(14,456)	—	(10,485)	—	(24,942)
Stock-based compensation	—	9,130	—	—	—	9,130
Tax benefit on stock option exercises	—	266	—	—	—	266
Tax withholding on restricted stock	—	(803)	—	—	—	(803)

Balance at January 4, 2009	$25	$232,168	$—	$36,979	$(847)	$268,325

See Notes to Consolidated Financial Statements

ACTEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended,
	Jan. 4, 2009	Jan. 6, 2008	Dec. 31, 2006
	(In thousands)

Operating activities:
Net loss	$(11,725)	$(2,904)	$(2,155)
Adjustments to reconcile net loss to net cash provided by operating activities net of effects of acquired business:
Depreciation and amortization	12,645	10,373	9,782
Loss on fixed asset disposal	244	—	—
Investment impairment	907	—	—
Stock compensation costs	9,096	7,872	10,990
Wafer prepayment charge	—	3,700	—
Deferred income taxes	12,783	(1,210)	(434)
Excess tax benefits on option exercises	(266)	—	—
Changes in operating assets and liabilities:
Accounts receivable	7,362	3,901	3,270
Inventories	(24,612)	3,491	(1,564)
Prepaid expenses and other current assets	3,320	(767)	(938)
Other assets, net	(3,709)	(1,909)	(5,627)
Accounts payable, accrued compensation and employee benefits, and other accrued liabilities	5,682	(8,595)	10,159
Deferred income on shipments to distributors	(1,897)	(3,188)	1,046

Net cash provided by operating activities	9,830	10,764	24,529
Investing activities:
Purchases of property and equipment	(21,422)	(13,020)	(8,678)
Purchases of available-for-sale securities	(69,009)	(44,264)	(145,200)
Sales of available-for-sale securities	61,563	6,934	51,780
Maturities of available-for-sale securities	66,043	38,545	79,951
Acquisition of Pigeon Point, net of cash acquired	(8,350)	—	—
Changes in other long term assets	(196)	(79)	81

Net cash provided by (used in) investing activities	28,629	(11,884)	(22,066)
Financing activities:
Issuance of common stock under employee stock plans	6,540	—	9,437
Excess tax benefit on option exercises	266	—	—
Tax withholding on restricted stock	(803)	(2,798)	(2,234)
Receipt of price differential for remeasured options	—	338	—
Repurchase of common stock	(24,942)	—	—

Net cash provided by (used in) financing activities	(18,939)	(2,460)	7,203
Net increase (decrease) in cash and cash equivalents	19,520	(3,580)	9,666
Cash and cash equivalents, beginning of year	30,119	33,699	24,033

Cash and cash equivalents, end of year	$49,639	$30,119	$33,699

Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes, net	$447	$428	$510
Supplemental schedule of non-cash activities:
Accrual of long-term license agreements	$8,201	$3,451	$9,557

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

Our fiscal year ends on the first Sunday after December 30th. Fiscal 2008 ended on January 4, 2009, fiscal 2007 ended on January 6, 2008, and fiscal 2006 ended on December 31, 2006. Fiscal 2008 consisted of 52 weeks, fiscal 2007 consisted of 53 weeks and fiscal 2006 consisted of 52 weeks.

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

Advertising and Promotion Costs

Our policy is to expense advertising and promotion costs as they are incurred. Our advertising and promotion expenses were approximately $3.5 million in 2008, $3.4 million in 2007 and $3.4 million in 2006 and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

We account for our investments in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). We determine the appropriate classification of debt securities at the time of purchase and re-evaluate such designation as of each balance sheet date. We may also make long term equity investments for the promotion of business and strategic objectives.

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We monitor all of our investments for impairment on a periodic basis. In the event that the carrying value of the investment exceeds its fair value and the decline in value is determined to be other than temporary, the carrying value is reduced to its current fair market value. See Note 3 for further information regarding investments.

Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion (loss) of discounts to maturity. Such amortization and accretion is included in interest and other income, net of expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income and other.

In accordance with SFAS 115, if a decline in value below cost is determined to be other than temporary, the unrealized losses will be recorded as expense in the period when that determination is made. In the absence of other overriding factors, we consider a decline in market value to be other than temporary when a publicly traded stock or a debt security has traded below book value for a consecutive six-month period. If an investment continues to trade below book value for more than six months, and mitigating factors such as general economic and industry specific trends including the creditworthiness of the issuer are not present this investment would be evaluated for impairment and written down to a balance equal to the estimated fair value at the time of impairment, with the amount of the write-down recorded in interest income and other, net, on the consolidated statement of operations. If management concludes it has the intent and ability as necessary, to hold such securities for a period of time sufficient to allow for an anticipated recovery of fair value up to the cost of the investment, and the issuers of the securities are creditworthy, no other-than-temporary impairment is deemed to exist and the investment may be classified as long-term.

We maintain trading assets to generate returns that offset changes in liabilities related to our deferred compensation plan. The trading assets consist of insurance contracts, which are stated at fair value, and our Common Stock contributed to the plan by participants, which is stated at historical value. Recognized gains and losses are included in interest income and other, net of expense, and generally offset the change in the deferred compensation liability, which is also included in interest income and other, net of expense. Net losses on the trading asset portfolio were $0.3 million in 2008, $0.1 million in 2007 and $0.2 million in 2006. The deferred compensation assets, included under other assets in the consolidated balance sheets, were $3.9 million in 2008, $5.2 million in 2007 and $4.1 million in 2006 and the deferred compensation liabilities were $4.1 million, $5.5 million, and $4.4 million, respectively, in those years.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, short-term and long-term investments, and trade receivables. We limit our exposure to credit risk by investing excess liquidity only in securities of A, A1, or P1 grade or better at the time of initial investment. Subsequent to purchasing these securities we may, from time to time, experience a downgrade in the ratings of our securities. When securities are downgraded, we reassess the securities and take necessary actions to sell or hold these securities to recovery based on information made available to us. As of January 4, 2009, we have approximately $8.6 million recorded in short-term and long-term investments that have fallen below our initial investment rating guidelines. We are exposed to credit risks in the event of default by the financial institutions or issuers of investments to the extent of amounts recorded on the consolidated balance sheets.

We sell our products to customers in diversified industries. We are exposed to credit risks in the event of non-payment by customers to the extent of amounts recorded on the balance sheet. We limit our exposure to credit risk by performing ongoing credit evaluations of our customers’ financial condition but we generally require no collateral. We are exposed to credit risks in the event of insolvency by our customers and manage such exposure to accounting losses by limiting the amount of credit extended whenever deemed necessary. Our distributors accounted for approximately 74% of our revenues in 2008, 77% of our revenues in 2007 and 77% in 2006.

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Avnet, Inc. (“Avnet”) accounted for 36% of our net revenues in 2008 and 40% in 2007 and 2006. The loss of Avnet as a distributor could have a material adverse effect on our business, financial condition and results of operations. In December 2008, the Company added Future Electronics as an additional North American distributor. We had no single end customer accounting for greater than 10% of net revenues in 2008, 2007 or 2006.

As of January 4, 2009, we had accounts receivable totaling $11.6 million, net of an allowance for doubtful accounts of $0.4 million. Of the $11.6 million in net accounts receivable, Avnet accounted for 32%. If sales levels were to increase the level of receivables would likely also increase. In the event that customers were to delay their payments to us, the levels of accounts receivable would also increase. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is based on past payment history with the customer, analysis of the customer’s current financial condition, outstanding invoices older than 90 days, and other known factors. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required and our operating results would be negatively impacted.

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

• Accounts Receivable

The carrying amount reported in the balance sheets for accounts receivable approximates fair value because of relatively short collection terms.

• Insurance Contracts

The fair value of our insurance contracts (entered into in connection with our deferred compensation plan) is based upon cash surrender value.

• Investment Securities

Effective January 7, 2008, we adopted SFAS 157, “Fair Value Measurements” (“SFAS 157”), except as it applies to the nonfinancial assets and nonfinancial liabilities subject to FSP 157-2 “Effective Date of FASB

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statement No. 157”. SFAS 157 requires us to determine the fair value of financial assets and liabilities using a specified fair-value hierarchy. The objective of the fair-value measurement of our financial instruments is to reflect the hypothetical amounts at which we could sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS 157 describes three levels of inputs that may be used to measure fair value, as follows:

•	Level 1 inputs are quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

•	Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3 inputs are unobservable inputs for the asset or liability that are supported by little or no market activity and that are significant to the fair value of the underlying asset or liability.

Our available-for-sale securities are classified within Level 1 or Level 2 of the fair-value hierarchy. The types of securities valued based on Level 1 inputs include money market securities. The types of securities valued based on Level 2 inputs include U.S. government agency notes, corporate and municipal bonds, and asset-backed obligations.

Sabbatical Leave

In June, 2006, the FASB ratified the consensus reached in EITF Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences”. This consensus provides that sabbatical leave or other similar benefits provided to an employee should be considered to accumulate over the service period as described in FASB Statement No. 43. This EITF was effective for fiscal years beginning after December 15, 2006 and was adopted by Actel in the first quarter of fiscal 2007. Actel recorded a $2.5 million cumulative adjustment, net of tax, to decrease the January 1, 2007 balance of retained earnings. Actel annually adjusts the sabbatical leave accrual based on actuarial estimates.

Impact of Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which amends the accounting for business acquisitions. SFAS 141R is effective for fiscal years beginning after December 15, 2008, and will be adopted by Actel in the first quarter of fiscal 2009. The effect of the adoption of SFAS 141R on our consolidated financial statements will depend on future business combination transactions, if any.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. This FSP will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and will be adopted by Actel in the first quarter of fiscal 2009. Early adoption is prohibited. The effect of the adoption of FSP 142-3 on our consolidated financial statements will depend on future business combination transactions, if any.

In February 2008, the FASB issued FASB Staff Position (FSP). FSP 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal year 2009. The adoption of SFAS 157 for non-financial assets and non-financial liabilities that are not measured at fair value on a recurring basis is not expected to have a significant impact on our consolidated financial statements.

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). This FSP clarifies the application of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of this FSP did not have an impact on our consolidated financial statements.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Under SFAS 109, the liability method is used in accounting for income taxes. Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We evaluate annually the realizability of our deferred tax assets by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets, not currently offset by a valuation allowance.

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

The Company will typically build-up inventories of new products early in their life cycles in order to support anticipated demand and to provide stock inventory to distributors to support initial sales of the product. The Company will also establish sufficient inventory levels of new products to respond quickly to new customer orders. Accordingly, we typically do not establish excess inventory reserves for newer products until we have developed sufficient trend information to support reasonable assumptions regarding acceptance of the product and future demand trends. Once the product has been available on the market for a sufficient period of time, generally two

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

years or more, the Company will begin to assess the need for excess inventory reserves based on history and forecasted demand as noted above.

We made “last time buys” of certain products from our wafer suppliers during 2003, 2005 and 2007. Our inventory valuation policy has been designed to take into consideration last time buy inventory purchases. Last time buys occur when a wafer supplier is about to shut down the manufacturing line used to make a product and current inventories are insufficient to meet foreseeable future demand. Since this inventory was not acquired to meet current demand, we did not believe the application of our existing inventory write down policy was appropriate, so a discrete write down policy was established for inventory purchased in last time buy transactions. As a consequence, these transactions and the related inventory are excluded from our standard excess and obsolescence write down policy. Inventory purchased in last time buy transactions is evaluated on an ongoing basis for indications of excess or obsolescence based on rates of actual sell through; expected future demand for those products over a longer time horizon; and any other qualitative factors that may indicate the existence of excess or obsolete inventory. In the event that actual sell through does not meet expectations and estimations of expected future demand decrease, last time buy inventory may be written down. Evaluations of last time buy inventory resulted in a write down of $0.5 million in 2008, and $2.2 million in 2007 of last time buy material. No write down of last time buy material had been recorded in 2006. Approximately $1.4 million and $3.4 million related to last time buy purchases was included in inventory on the balance sheet at year end 2008 and 2007 respectively.

Legal Matters and Loss Contingencies

From time to time we are notified of claims, including claims that we may be infringing patents owned by others, or otherwise become aware of conditions, situations, or circumstances involving uncertainty as to the existence of a liability or the amount of a loss. When probable and reasonably estimable, we make provisions for estimated liabilities. As we sometimes have in the past, we may settle disputes and/or obtain licenses under patents that we are alleged to infringe. We can offer no assurance that any pending or threatened claim or other loss contingency will be resolved or that the resolution of any such claim or contingency will not have a materially adverse effect on our business, financial condition, and/or results of operations. Our failure to resolve a claim could result in litigation or arbitration, which can result in significant expense and divert the efforts of our technical and management personnel, whether or not determined in our favor. Our evaluation of the impact of these claims and contingencies could change based upon new information. Subject to the foregoing, we do not believe that the resolution of any pending or threatened legal claim or loss contingency is likely to have a materially adverse effect on our financial position as of January 4, 2009, or results of operations or cash flows.

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

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-Lived Assets Impairment

We review property and equipment and intangible assets, excluding goodwill, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If property and equipment and intangible assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. No material adjustments were made to our long-lived assets in any of the years presented.

We account for goodwill and other intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under this standard, goodwill is tested for impairment annually or more frequently if certain events or changes in circumstances indicate that the carrying amount of goodwill exceeds its implied fair value. The two-step impairment test identifies potential goodwill impairment and measures the amount of a goodwill impairment loss to be recognized (if any). The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. We are a single reporting unit under SFAS 142 and we use an enterprise approach to determine our total fair value. Since the best evidence of fair value is quoted market prices in active markets, we start with our market capitalization as the initial basis for the analysis. We also consider other factors including control premiums from observable transactions involving controlling interests in comparable companies as well as overall market conditions. As long as we determine our total enterprise fair value is greater than our book value and we remain a single reporting unit, our goodwill will be considered not impaired, and the second step of the impairment test under SFAS 142 will be unnecessary. If our total enterprise fair value were to fall below our book value, we would proceed to the second step of the goodwill impairment test, which measures the amount of impairment loss by comparing the implied fair value of our goodwill with the carrying amount of our goodwill. As a result of this analysis we may be required to write down our goodwill, and recognize a goodwill impairment loss, equal to the difference between the book value of goodwill and its implied fair value.

SFAS 142 also requires that intangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable in accordance with SFAS 144. Currently we amortize our acquired intangible assets with definite lives over periods ranging primarily from one to seven years.

Revenue Recognition

We sell our products to OEMs and to distributors who resell our products to OEMs or their contract manufacturers. We recognize revenue on products sold to our OEMs upon shipment. Revenues generated by the Protocol Design Services organization are recognized as the services are performed. Because sales to our distributors are generally made under agreements allowing for price adjustments, credits, and right of return under certain circumstances, we generally defer recognition of revenue on products sold to distributors until the products are resold by the distributor and price adjustments are determined at which time our final net sales price is fixed. Deferred revenue net of the corresponding deferred cost of sales are recorded in the caption deferred income on shipments to distributors in the liability section of the consolidated balance sheets. Deferred income effectively represents the gross margin on the sale to the distributor, however, the amount of gross margin we recognize in future periods will be less than the originally recorded deferred income as a result of negotiated price concessions. Distributors resell our products to end customers at various negotiated price points which vary by end customer, product, quantity, geography and competitive pricing environments. When a distributors’ resale is priced at a discount from list price, we credit back to the distributor a portion of their original purchase price after the resale transaction is complete. Thus, a portion of the deferred income on shipments to distributors balance will be credited back to the distributor in the future. Based upon historical trends and inventory levels on hand at each of our distributors as of January 4, 2009, we currently estimate that approximately $9.8 million of the deferred income on shipments to distributors on the Company’s consolidated balance sheet as of January 4, 2009, will be credited back to the distributors in the future. These amounts will not be recognized as revenue and gross margin in our

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidated statement of operations. Since we expect our distributors to “turn” their inventory balances five to six times a year, we expect that a majority of the inventory held by our distributors at the end of any quarter will be resold to end customers over the next two quarters.

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

Stock-Based Compensation

We account for stock-based compensation in accordance with SFAS No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS 123R”). Under the provisions of SFAS 123R, stock-based compensation cost is estimated at the grant date based on the award’s fair value and is recognized as expense over the requisite service period.

Determining Fair Value

Valuation and amortization method — The Company estimates the fair value of stock options granted using the Black-Scholes-Merton (“BSM model”) option-pricing formula and multiple option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The BSM model requires various highly judgmental assumptions including volatility and expected term. If any of the assumptions used in the BSM model changed significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience. Further, to the extent our actual forfeiture is different from our estimate, stock based compensation expense is adjusted accordingly.

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

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Expected Volatility — The Company places exclusive reliance on historical stock price volatility that corresponds to the period of expected term as the Company has no reason to believe that the future stock price volatility over the expected term is likely to differ from past stock price volatility.

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

Fair Value — The fair values of the Company’s stock options granted to employees and stock purchase rights under the Company’s Employee Stock Purchase Plan for the years ended January 4, 2009, January 6, 2008 and December 31, 2006, were estimated using the following weighted- average assumptions:

	Jan, 4, 2009	Jan, 6, 2008	Dec. 31, 2006

Option Plan Shares
Expected term (in years)	5.48	4.72	4.65
Volatility	39.8%	42.3%	44.4%
Risk-free interest rate	2.9%	4.0%	4.5%
Weighted-average fair value	$5.66	$4.90	$7.22
ESPP Shares
Expected term (in years)	1.25	—	1.27
Volatility	42.0%	—	32.0%
Risk-free interest rate	2.1%	—	4.6%
Weighted-average fair value	$4.01	—	$4.07

As a result of the stock option investigation and related employee trading black-out period, during the fourth quarter of fiscal 2006 the Company suspended further contributions to the ESPP and refunded all contributions remaining in the plan. The ESPP remained suspended throughout the fiscal year ended January 6, 2008 and recommenced in February 2008.

Reclassifications

Certain amounts from prior years have been reclassified in the Consolidated Balance Sheet to conform to the current year presentation.

2.	Balance Sheet Detail

	Jan. 4, 2009	Jan. 6, 2008
	(In thousands)

Accounts receivable:
Trade accounts receivable	$11,952	$18,810
Allowance for doubtful accounts	(356)	(694)

	$11,596	$18,116

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We sell our products to distributors who resell our products to OEMs or their contract manufacturers. Our payment terms generally require the distributor to settle amounts owed to us based on list price, which typically may be in excess of their ultimate cost as a result of agreements with the distributors allowing for price adjustments and credits. Accordingly, when a distributor’s resale is priced at a discount from list price, we credit back to the distributor a portion of their original purchase price, usually within 30 days after the resale transaction has been reported to the Company. This practice has an adverse impact on the working capital of our distributors since they are required to pay the full list price to Actel and receive a subsequent discount only after the product has been sold to a third party. As a consequence, beginning in the third quarter of fiscal 2007, we have entered into written business arrangements with certain distributors whereby we issue advance credits to the distributors to minimize the adverse impact on the distributor’s working capital. The advance credits are updated and settled on a quarterly basis. The advance credits have no impact on our revenue recognition since revenue from distributors is not recognized until the distributor sells the product but the advance credits do reduce our accounts receivable and our deferred income on shipments to distributors as reflected in our consolidated balance sheets. The amount of the advance credit as of January 4, 2009 and January 6, 2008 was $6.0 million and $6.2 million, respectively.

	Jan. 4, 2009	Jan. 6, 2008
	(In thousands)

Inventories:
Purchased parts and raw materials	$14,372	$7,185
Work-in-process	28,913	17,253
Finished goods	17,345	11,149

	$60,630	$35,587

Property and equipment:
Equipment(1)	$105,895	$93,068
Furniture and fixtures	846	2,762
Leasehold improvements	6,803	4,060

	113,544	99,890
Accumulated depreciation	(78,797)	(74,473)

	$34,747	$25,417

(1)	Includes $0.5 million of equipment purchased under a capital lease agreement as of January 4, 2009 and none as of January 6, 2008.

Depreciation expense was approximately $11.9 million in 2008, $10.4 million in 2007 and $9.8 million in 2006, and is included with amortization expense in the Consolidated Statements of Cash Flows. Amortization of assets under capital lease agreements was not material in 2008.

Goodwill and other intangible assets, net:

Our net goodwill and other intangible assets were $35.5 million at the end of 2008 and $30.2 million at the end of 2007. Net goodwill and other intangible assets increased by $5.3 million due to our acquisition of Pigeon Point Systems in the third quarter of 2008, which was partially offset by a slight decrease due to the realization of certain net operating loss carryforwards associated with our acquisition of Gatefield Corporation in 2000. We had originally established a valuation allowance for a portion of the net operating loss carryforwards acquired in connection with the acquisition of Gatefield. To the extent such valuation allowance is subsequently reversed as a result of the realization of the deferred tax asset, SFAS 109 requires that the offsetting credit is recognized first as a reduction of goodwill (which the Company reflects as an increase in the accumulated goodwill amortization relating to the valuation allowance).

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the third quarter of fiscal 2008, the Company acquired $5.4 million of identified intangible assets in connection with the acquisition of Pigeon Point Systems. As a result of this, we recorded $0.8 million in amortization of identified intangible assets for 2008.

Goodwill and identified intangible assets as of January 4, 2009 and January 6, 2008, consisted of the following:

	Gross	Accumulated
	Assets	Amortization	Net
		(In thousands)

January 4, 2009
Goodwill	$50,973	$(20,197)	$30,776
Acquisition-related developed technology	15,123	(11,715)	3,408
Other acquisition-related intangibles	3,044	(1,688)	1,356
Acquired patents	1,842	(1,842)	—

Total goodwill and identified intangible assets	$70,982	$(35,442)	$35,540

	Gross	Accumulated
	Assets	Amortization	Net
		(In thousands)

January 6, 2008
Goodwill	$48,574	$(18,377)	$30,197
Acquisition-related developed technology	11,454	(11,454)	—
Other acquisition-related intangibles	1,274	(1,274)	—
Acquired patents	1,842	(1,842)	—

Total goodwill and identified intangible assets	$63,144	$(32,947)	$30,197

Amortization expense related to identifiable intangible assets was $0.8 million, $0 and $15,000 for fiscal 2008, 2007 and 2006, respectively. Identifiable intangible assets amortized during the year ended January 4, 2009 relate to the acquisition of Pigeon Point Systems. See Note 13. Amortization of identifiable intangible assets is expected to be approximately $0.8 million during 2009, 2010, and 2011, $0.7 million during 2012, $0.6 million during 2013 and $1.1 million in 2014 and thereafter.

	Jan. 4, 2009	Jan. 6, 2008
	(In thousands)

Other Assets:
Prepaid long-term license fees	$17,624	$13,857
Deferred compensation plan assets	3,920	5,187
Other	478	394

	$22,022	$19,438

3.	Financial Instruments

Pursuant to SFAS 157, our available-for-sale securities are classified within Level 1 or Level 2 of the fair-value hierarchy. The types of securities valued based on Level 1 inputs include money market securities. The types of securities valued based on Level 2 inputs include U.S. government agency notes, corporate and municipal bonds, and asset-backed obligations.

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes our financial instruments measured at fair value on a recurring basis in accordance with SFAS 157 as of January 4, 2009 (in thousands):

Fair Value Measurements Using
Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
Description	Total	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Available-for-sale securities(1)	$133,498	$36,580	$96,918	—

(1)	Included in cash and cash equivalents, short-term and long-term investments on our consolidated balance sheet.

During 2008, we evaluated indicators of impairment during our review of our investment portfolio. With respect to determining an other-than-temporary impairment charge, our evaluation included reviewing:

•	The length of time and extent to which the market value of the investment has been less than cost.

•	The financial condition and near-term prospects of the issuer, including any specific events that may influence the operations of the issuer.

•	Our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

In light of the bankruptcy filing by Lehman Brothers, we concluded that our investment in Lehman Brothers’ corporate bonds is other-than-temporarily impaired and therefore wrote down the investment during 2008 to its fair market value. The impairment charge of approximately $0.9 million is included in interest income and other, net on our consolidated statement of operations for the year ended January 4, 2009. There were no impairment charges relating to investments for fiscal 2007 and 2006.

The Company’s investment portfolio reflected net unrealized losses of $1.4 million as of January 4, 2009. Although the current credit environment continues to be extremely volatile and uncertain, we do not believe that sufficient evidence exists at this point in time to conclude that any of our remaining investments have experienced an other-than-temporary impairment as of January 4, 2009. We continue to monitor our investments closely to determine if additional information becomes available that may have an adverse impact on the fair value and ultimate realizability of our investments.

The following is a summary of available-for-sale securities at January 4, 2009 and January 6, 2008:

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Values
	(In thousands)

January 4, 2009
Money market mutual funds	$36,580	$—	$—	$36,580
Asset backed obligations	25,559	5	(1,893)	23,671
Corporate bonds	37,032	198	(431)	36,799
U.S. Treasury obligations	3,549	23	—	3,572
U.S. government agency securities	30,629	746	—	31,375
Floating rate notes	1,500	1	—	1,501

Total available-for-sale securities	$134,849	$973	$(2,324)	$133,498

Included in cash and cash equivalents				$36,580
Included in short term investments				89,111
Included in long term investments				7,807

Total available-for-sale securities				$133,498

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Values
		(In thousands)

January 6, 2008
Money market mutual funds	$9,345	$—	$—	$9,345
Asset backed obligations	33,786	149	(106)	33,829
Corporate bonds	68,106	602	(165)	68,543
U.S. Treasury obligations	2,809	90	—	2,899
U.S. government agency securities	47,074	666	—	47,740
Floating rate notes	3,499	22	—	3,521
Municipal obligations	2,497	22	—	2,519

Total available-for-sale securities	$167,116	$1,551	$(271)	$168,396

Included in cash and cash equivalents				$9,345
Included in short term investments				152,609
Included in long term investments				6,442

Total available-for-sale securities				$168,396

The following is a summary of available-for-sale securities that were in an unrealized loss position as of January 4, 2009:

	Aggregate	Aggregate
	Value of	Fair Value
	Unrealized	of
	Loss	Investments
	(In thousands)

Unrealized loss position for less than twelve months	$(675)	$32,646
Unrealized loss position for greater than twelve months	$(1,649)	$10,051

Approximately $20.8 million of investment securities, representing 16% of our total investment portfolio, has been in an unrealized loss position for greater than six months. It is our intention and within our ability, as necessary, to hold these securities in an unrealized loss position for a period of time sufficient to allow for an anticipated recovery of fair value up to (or greater than) the cost of the investment. In addition, we have assessed the creditworthiness of the issuers of the securities and have concluded that based upon all these factors that other-than-temporary impairment of these securities does not exist at January 4, 2009. At January 4, 2009 and January 6, 2008, we classified $7.8 million and $6.4 million, respectively, of the investments we intend to hold to recovery as long-term because these investment securities carry maturity dates greater than twelve months from the balance sheet date.

The adjustments to unrealized gains (losses) on investments, net of taxes, included as a separate component of shareholders’ equity totaled approximately ($1.6) million for the year ended January 4, 2009, $1.2 million for the year ended January 6, 2008, and $0.3 million for the year ended December 31, 2006. See Note 7 for information regarding other comprehensive income (loss). Net losses and the impairment loss from Lehman Brothers, were ($0.9) million in 2008 and were immaterial in 2007 and 2006.

The expected maturities of our investments in debt securities at January 4, 2009, are shown below. Expected maturities can differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands)

Available-for-sale debt securities:
Due in less than one year	$52,384
Due in one to five years	44,534

$96,918

A portion of our securities represents investments in floating rate municipal bonds with contractual maturities greater than one year with some greater than ten years. However, the interest rates on these debt securities generally reset every ninety days, at which time we have the option to sell the security or roll over the investment at the new interest rate. Since it is generally not our intention to hold these floating rate municipal bonds until their contractual maturities, these amounts have been classified in the consolidated balance sheets as short-term investments that are available-for-sale.

4.	Commitments and Contingencies

• Commitments

We lease our facilities under non-cancelable lease agreements. The current primary facilities lease agreement expires in January 2014 and includes an annual increase in lease payments of three percent per year. Facilities lease expense is recorded on a straight-line basis over the term of the lease including the impact of scheduled rent increases. Since cash payments in 2007 and 2008 were less than rent expense recognized on a straight-line basis, we recorded a deferred rent liability of $0.03 million in 2008, $0.1 million in 2007 and $0.1 million in 2006. The equipment lease terms are month-to-month. Our facilities and equipment leases are accounted for as operating leases and require us to pay property taxes, insurance and maintenance, and repair costs.

Rental expense under operating leases was approximately $4.0 million for 2008, $3.8 million for 2007, and $3.9 million for 2006.

In November 2008, we entered into an agreement to lease certain office equipment under a non-cancelable capital lease agreement which expires in November 2013. The equipment under the lease is included on our consolidated balance sheet, net of accumulated depreciation, in “Property and equipment, net” and is being amortized over the term of the agreement. The corresponding liability is included in “Accrued licenses” and “Other long-term liabilities, net” on our consolidated balance sheet as of January 4, 2009.

As of January 4, 2009, the Company has approximately $10.6 million of non-cancelable obligations to providers of electronic design automation software expiring at various dates through 2012. The current portion of these obligations of $3.8 million is recorded in accrued license fees and the long-term portion of these obligations of $6.8 million is recorded at net present value in “Other long-term liabilities” on our consolidated balance sheet. Interest expense implicit in these long-term license agreements is being amortized to the consolidated statements of operations. Amounts are amortized on a straight-line basis over the term of the respective licensing agreements and were approximately $4.6 million in 2008 and 2007, and $4.2 million in 2006. We recorded $0.1 million, $0.2 million and $0.1 million of interest expense related to these obligations in 2008, 2007 and 2006, respectively. The assets related to these commitments of $17.6 million and are recorded in the “Other assets, net” line of the balance sheet and $1.4 million is recorded in “Prepaid expenses and other current assets” on our consolidated balance sheet as of January 4, 2009.

The following represents contractual commitments associated with operating leases and our capital leases ($0.4 million relates to capital lease and the related interest portion is immaterial) at January 4, 2009:

	Payments Due by Period
							2014
	Total	2009	2010	2011	2012	2013	and Later
	(In thousands)

Operating and capital leases	$17,918	$3,800	$3,478	$3,291	$3,291	$3,377	$681

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

• Contingencies

We have an irrevocable standby letter of credit in favor of Britannia Hacienda in care of Britannia Management Services in the amount of $0.5 million pursuant to the terms and conditions of the lease for our principal facilities and executive offices located in Mountain View, California. In addition, we have established two irrevocable letters of credit in favor of:

•	Panasonic Corporation (formerly Matsushita Electric Industrial Co. Ltd.), one of our foundry partners, in the amount of Japanese Yen 30 million (approximately $0.3 million), and

•	Employment Development Department of the State of California, in the amount $0.2 million.

Our agreement with Wells Fargo Bank under which these letters of credit were issued requires us to maintain certain financial ratios and levels of net worth. At January 4, 2009, we were in compliance with these covenants for the letters of credit.

5.	Retirement Plan

Effective December 10, 1987, we adopted a tax deferred savings plan for the benefit of qualified employees. The plan is designed to provide employees with an accumulation of funds at retirement. Employees may elect at any time to have salary reduction contributions made to the plan.

We may make contributions to the plan at the discretion of the Board of Directors. We made no contribution to the plan in 2008, 2007 or 2006. The contributions vest annually, retroactively from an eligible employee’s date of hire, at the rate of 25% per year. In addition, contributions become fully vested upon retirement from Actel at age 65. There is no guarantee we will make any contributions to the plan in the future, regardless of our financial performance.

6.	Stock Based Compensation

• Stock-Based Compensation Expense

The Company recorded $9.1 million, $7.9 million and $11.0 million of stock-based compensation expense for the years ended January 4, 2009, January 6, 2008, and December 31, 2006, respectively. The following table summarizes the distribution of stock-based compensation expense related to stock options, restricted stock, and the

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plan (“ESPP”) for the years ended January 4, 2009, January 6, 2008, and December 31, 2006 (in thousands):

	Jan. 4,	Jan. 6,	Dec. 31,
	2009	2008	2006

Cost of revenues	$410	$554	$506
Research and development	4,147	4,024	5,648
Selling, general, and administrative	4,540	3,294	4,836

Total stock-based compensation expense, before income taxes	9,097	7,872	10,990
Tax benefit	1,796	1,518	1,632

Total stock-based compensation expense, net of income taxes	$7,301	$6,354	$9,358

Stock-based compensation expense for 2008 includes approximately $0.1 million associated with the reduction in force during the fourth quarter. The Company accelerated the vesting and extended the life of certain stock options through December 15, 2008 for employees terminated as part of the reduction in force. The acceleration and extension represent modifications to these options that resulted in the additional stock-based compensation charge.

Stock-based compensation expense for 2007 includes approximately $1.0 million associated with the extension of employee options that were scheduled to expire during 2007 during the stock option investigation blackout period. The Company agreed to extend the life of the expiring options for continuing employees until 30 days following the release of the blackout period. This extension represents a modification to these options which resulted in the additional charge during 2007 of approximately $0.7 million. In addition, the Company agreed to extend the life of the expiring options for certain terminated employees until 30 days following the release of the blackout period. This extension represents a modification to these options that resulted in an additional stock-based compensation charge during 2007 of $0.3 million.

Stock-based compensation expense for 2006 includes $0.1 million associated with the extension of employee options that were scheduled to expire in the fourth quarter of fiscal 2006 during the stock option investigation blackout period. The Company agreed to extend the life of the expiring options for continuing employees until 30 days following the release of the blackout period. This extension represents a modification to these options that resulted in the additional charge during the fourth quarter of fiscal 2006.

In addition, stock-based compensation costs of $0.2 million and $0.1 million were included in inventory as of January 4, 2009 and January 6, 2008, respectively.

As of January 4, 2009, the total compensation cost related to options and nonvested stock granted to employees under the Company’s stock option plans but not yet recognized was approximately $12.0 million, net of estimated forfeitures of approximately $1.4 million. This cost will be amortized over a weighted-average period of 2.51 years.

As of January 4, 2009, the total compensation cost related to options to purchase shares of the Company’s common stock under the ESPP but not yet recognized was approximately $2.5 million. This cost will be amortized over a weighted-average period of 1.25 years.

The total fair value of shares vested during the years ended January 4, 2009, January 6, 2008 and December 31, 2006 were $7.7 million, $6.1 million and $8.5 million, respectively.

Cash received from exercises of stock options for the year ended January 4, 2009 was $4.4 million. Cash received from purchases of stock under our employee stock purchase plan for the year ended January 4, 2009 was $2.1 million. There were no exercises of stock options or purchases of stock under our employee stock purchase plan for the year ended January 6, 2008 due to the stock option investigation and related suspension of our employee

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock purchase plan. Cash proceeds from the exercise of stock options were $6.7 million and cash proceeds from our employee stock purchase plan were $2.7 million for the year ended December 31, 2006.

Under SFAS 123R, the benefits of tax deductions in excess of recognized compensation cost is to be reported as a financing cash flow, rather than as an operating cash flow. The future realizability of tax benefits related to stock compensation is dependent upon the timing of employee exercises and future taxable income, among other factors. For the fiscal years ended January 4, 2009, January 6, 2008 and December 31, 2006, we recognized $0.3 million, $0 and $0 in tax benefits, respectively.

• Stock Option Plans

We have adopted stock option plans under which officers, employees, and consultants may be granted incentive stock options or nonqualified options to purchase shares of our Common Stock. At January 4, 2009, 19,981,642 shares of Common Stock were reserved for issuance under these plans, of which 3,473,959 were available for grant. There were no options granted to consultants in 2008, 2007 or 2006.

We also adopted a Directors’ Stock Option Plan in 2003, under which directors who are not employees of Actel may be granted nonqualified options to purchase shares of our Common Stock. The new Directors’ Stock Option Plan replaced a 1993 plan that expired in 2003. At January 4, 2009, 500,000 shares of Common Stock were reserved for issuance under such plan, of which 225,000 were available for grant.

We generally grant stock options under our plans at a price equal to the fair value of our Common Stock on the date of grant. Subject to continued service, options generally vest over a period of four years and expire ten years from the date of grant.

The Company issues shares of common stock upon the exercise of stock options. The following table summarizes our stock option activity and related information for the three years ended January 4, 2009:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
Options	of Shares	Price	Term	Value
				(In thousands)

Outstanding at January 1, 2006	9,646,487	$19.57
Granted	1,009,927	15.13
Exercised	(540,221)	12.43
Exchanged	(4,182,027)	23.39
Forfeitures and cancellations	(269,312)	18.08

Outstanding at December 31, 2006	5,664,854	16.71
Granted	978,595	11.84
Forfeitures and cancellations	(770,023)	15.41

Outstanding at January 6, 2008	5,873,426	16.07
Granted	1,207,743	13.93
Exercised	(362,805)	12.07
Forfeitures and cancellations	(370,633)	17.22

Outstanding at January 4, 2009	6,347,731	16.05	5.72	$477

Vested and expected to vest at January 4, 2009	6,245,868	16.09	5.67	$465

Exercisable at January 4, 2009	4,266,175	17.34	4.26	$134

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate intrinsic value is calculated as the difference between the cash exercise price of the underlying awards and the quoted price of the Company’s common stock for the 0.7 million options that were in-the-money at January 4, 2009. During the years ended January 4, 2009, January 6, 2008, and December 31, 2006, the aggregate intrinsic value of options exercised under the Company’s stock option plans were $1.5 million, $0, and $1.2 million, respectively, determined as of the date of option exercise. There were no options exercised under the Company’s stock option plans during the year ended January 6, 2008.

The following table summarizes information about stock options outstanding at January 4, 2009:

	January 4, 2009
	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Contract	Average		Average
	Number of	Life	Exercise	Number of	Exercise
Range of Exercise Prices	Shares	(In Years)	Price	Shares	Price

$ 0.07 - 0.07	6,844	1.30	$0.07	6,844	$0.07
10.39 - 11.05	653,477	8.22	11.04	78,050	11.00
11.07 - 13.08	1,059,235	7.95	12.73	335,950	12.67
13.48 - 14.60	636,842	4.66	13.94	517,558	13.92
14.75 - 15.02	664,209	5.53	14.80	520,857	14.80
15.03 - 15.49	740,814	5.06	15.20	594,416	15.15
15.70 - 15.70	676,996	5.77	15.70	625,949	15.70
15.83 - 17.90	635,786	6.28	16.76	386,362	16.97
17.93 - 21.97	679,362	3.81	20.25	606,023	20.49
22.19 - 38.54	594,166	2.77	27.17	594,166	27.17

	6,347,731	5.72	$16.05	4,266,175	$17.34

At January 6, 2008, 3,803,382 outstanding options were exercisable.

• Employee Stock Purchase Plan

We have adopted an Employee Stock Purchase Plan (“ESPP”), under which eligible employees may elect to contribute not more than 15% of their cash compensation to be deducted each pay period for the purchase of Common Stock (up to a maximum of $10,000 worth of Common Stock each year). At January 4, 2009, 288,576 shares of Common Stock were available for issuance under the ESPP. The ESPP is administered in consecutive, overlapping offering periods of up to 24 months each, with each offering period divided into four consecutive purchase periods. On the last business day of each purchase period, shares of Common Stock are purchased with employees’ payroll deductions accumulated during the purchase period at a price per share equal to 85% of the fair market value of the Common Stock on the first day of the applicable offering period or the last day of the purchase period, whichever is lower. There were 206,228 shares issued under the Company’s ESPP in 2008. There were no shares issued in 2007 under the ESPP, and 243,139 shares issued in 2006.

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

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the years ended January 4, 2009, January 6, 2008, and December 31, 2006, the aggregate intrinsic value of shares purchased under the Company’s ESPP were $0.4 million, $0, and $0.6 million, respectively. There were no shares purchased under the Company’s ESPP during the year ended January 6, 2008.

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

During fiscal years 2008, 2007 and 2006, we also granted additional RSUs and stock options to certain US employees as part of our long-term equity incentive program. The RSUs granted under this program vest over a period of four years. As of January 4, 2009, the total compensation cost not yet recognized related to RSUs granted subsequent to January 3, 2006 was approximately $2.5 million. The Company issues shares of common stock upon vesting of RSUs. The following is a summary of RSU activity through January 4, 2009:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value

Nonvested at January 1, 2006	—	$—
Granted	125,160	12.66
Granted under exchange program	1,130,965	13.17
Vested	(350,870)	13.17
Forfeited	(94,569)	13.23

Nonvested at December 31, 2006	810,686	13.48
Granted	127,523	11.05
Vested	(535,136)	13.17
Forfeited	(59,713)	13.65

Nonvested at January 6, 2008	343,360	$13.03
Granted	133,638	13.00
Vested	(145,930)	13.85
Forfeited	(40,620)	12.89

Nonvested at January 4, 2009	290,448	$12.63

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

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

While employee stock options that would otherwise have expired during the Blackout Period were extended by the Compensation Committee of the Board of Directors, these “Extended Options” were exercisable for only 30 days following the end of the Blackout Period. On March 11, 2008 (when the closing price of our Common Stock was $12.83), the Compensation Committee authorized cash payments aggregating approximately $1.0 million to redress employees for their inability to exercise Extended Options during the Blackout Period. Since these cash payments were authorized on March 11, 2008, the Company recorded compensation expense of approximately $1.0 million in the quarter ended April 6, 2008. These costs are not considered “stock-based compensation costs” for purposes of SFAS 123R disclosures in the consolidated financial statements.

7.	Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, are as follows:

	Years Ended
	Jan. 4, 2009	Jan. 6, 2008	Dec. 31, 2006
	(In thousands)

Net loss	$(11,725)	$(2,904)	$(2,155)
Change in gain (loss) on available-for-sale securities, net of tax of ($1,429) in 2008, $768 in 2007, and $207 in 2006	(2,279)	1,224	329
Reclassification adjustment for gains or losses included in net income (loss), net of tax of $405 in 2008, ($4) in 2007, and ($13) in 2006	646	(7)	(20)

Other comprehensive income (loss), net of tax of ($1,024) in 2008, $764 in 2007, and $194 in 2006	(1,633)	1,217	309

Total comprehensive loss	$(13,358)	$(1,687)	$(1,846)

Accumulated other comprehensive loss for 2008 and 2007 is presented on the consolidated balance sheets and consists solely of the accumulated net unrealized gain or loss on available-for-sale securities.

8.	Tax Provision

On January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”). This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of adoption of FIN 48, the Company did not record any adjustments to the Company’s accumulated retained earnings as of January 1, 2007. In addition, we do not expect any material changes to the estimated amount of liability associated with our uncertain tax positions within the next 12 months.

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity related to our unrecognized tax benefits for the years ended January 4, 2009 and January 6, 2008 (in thousands):

January 6, 2008
Balance at January 1, 2007	$2,610
Increases relating to current year provisions	623

Ending balance at January 6, 2008	$3,233

January 4, 2009
Balance at January 6, 2008	$3,233
Increases relating to current year provisions	629

Ending balance at January 4, 2009	$3,862

Of the $3.9 million of unrecognized tax benefits, $2.9 million, if recognized, would affect the effective tax rate.

We file income tax returns in the U.S. federal jurisdiction, California and various state and foreign tax jurisdictions in which we have a subsidiary or branch operation. The tax years 2004 to 2008 remain open to examination by the U.S. and state tax authorities, and the tax years 2003 to 2008 remain open to examination by the foreign tax authorities.

Our policy is that we recognize interest and penalties accrued on any uncertain tax positions as a component of income tax expense. As of January 4, 2009, we had approximately $0.1 million of accrued interest and penalties associated with uncertain tax positions.

The components of income (loss) before income taxes were as follows:

	Years Ended
	Jan. 4,	Jan. 6,	Dec. 31,
	2009	2008	2006
	(In thousands)

U.S.	$812	$(4,002)	$(2,598)
Foreign	1,290	510	707

Income(loss) before tax provision (benefit)	$2,102	$(3,492)	$(1,891)

The tax provision (benefit) consists of:

	Years Ended
	Jan. 4,	Jan. 6,	Dec. 31,
	2009	2008	2006
	(In thousands)

Federal — current	$222	$—	$(158)
Federal — deferred	7,675	(232)	2,149
State — current	284	50	105
State — deferred	5,135	(770)	(2,240)
Foreign — current	511	364	408

	$13,827	$(588)	$264

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax provision (benefit) reconciles to the amount computed by multiplying income before tax by the U.S. statutory rate as follows:

	Jan. 4,	Jan. 6,	Dec. 31,
	2009	2008	2006
	(In thousands)

Tax provision (benefit) at federal statutory rate	$736	$(1,222)	$(662)
Federal research credits	(1,008)	(481)	(260)
State taxes, net of federal benefit	(527)	(469)	(1,387)
Non-deductible stock compensation	1,459	1,380	2,518
Non-deductible meals and entertainment expenses	204	80	91
Settlement of tax contingencies	—	—	(386)
Foreign tax rate differential	—	185	297
Valuation allowance	12,747	—	—
Other	216	(61)	53

Tax provision (benefit)	$13,827	$(588)	$264

Significant components of our deferred tax assets and liabilities for federal and state income taxes are as follows:

	Jan. 4,	Jan. 6,
	2009	2008
	(In thousands)

Deferred tax assets:
Deferred income on shipments to distributors	$9,376	$9,634
Intangible assets	1,763	2,393
Inventories	6,709	5,754
Net operating losses	8,422	10,547
Capitalized research and development expenses	495	1,111
Research and development and other tax credits	14,217	11,851
Stock options	2,244	770
Compensation and sabbatical accrual	2,908	3,721
Non-deductible accruals and other, net	173	304
Depreciation	550	—

	46,857	46,085
Valuation allowance for deferred taxes	(21,576)	(9,801)

Deferred tax assets	$25,281	$36,284

Deferred tax liabilities:
Depreciation	$—	$(852)

Net deferred tax assets	$25,281	$35,432

The valuation allowance increased by approximately $11.8 million in 2008, decreased by approximately $0.1 million in 2007, and decreased approximately $8.2 million in 2006. Approximately $5.1 million of the valuation allowance at January 4, 2009, will be allocated to reduce goodwill (reflected by the Company as an increase in accumulated goodwill amortization relating to the valuation allowance) or other non-current intangible assets from the acquisition of GateField when realized. The increase in the valuation allowance in 2008 results

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

primarily from uncertainties surrounding the nature and timing of the taxable income required to realize certain tax credits and net operating loss carryforwards offset by a portion which was recorded as a reduction to goodwill.

The Company is tracking the portion of its deferred tax assets attributable to stock option benefits in accordance with SFAS 123R and therefore, these amounts are no longer included in the Company’s gross or net deferred tax assets. The tax benefit of stock options totals $9.4 million at January 4, 2009, and will only be recorded when they reduce cash taxes payable.

As of January 4, 2009, we have a federal operating loss carryforward of approximately $48.9 million which will expire at various times beginning in 2009. We also have federal research and development credits of approximately $4.4 million, which will expire at various times beginning in 2013. The Company has state operating loss carryforwards of approximately $19.4 million that will expire beginning in 2012. In addition, we have California research and development credits of approximately $11.6 million that have no expiration dates. In addition, the Company has foreign tax credit carryforwards of approximately $2.1 million that begin to expire in 2015.

Utilization of the Company’s net operating loss and credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may `result in the expiration of net operating losses and credits before utilization.

9.	Shareholders’ Equity

• Preferred Stock

Our Articles of Incorporation authorize the issuance of up to 5,000,000 shares of “blank check” Preferred Stock with designations, rights, and preferences determined by our Board of Directors.

• Stock Repurchase

Our Board of Directors authorized a stock repurchase program in September 1998 whereby shares of our Common Stock may be purchased from time to time in the open market at the discretion of management. Additional shares were authorized for repurchase in each of 1999, 2002, 2004, 2005 and 2008. In 2008, we repurchased 1,937,061 shares for $24.9 million. There were no repurchases under the plan in 2007 or 2006. As of January 4, 2009, we have remaining authorization to repurchase up to 1,673,742 shares.

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

We operate in a single operating segment: designing, developing, and marketing FPGAs. FPGA sales accounted for 95% of net revenues in 2008, 96% for 2007, and 97% for 2006. We derive non-FPGA revenues from our Protocol Design Services organization, royalties, and the licensing of software and sale of hardware that is used to design and program our FPGAs. The Protocol Design Services organization, which we acquired from GateField in the third quarter of 1998, accounted for 1% of our net revenues in 2008, 2007 and 2006.

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We market our products in the United States and in foreign countries through our sales personnel, independent sales representatives, and distributors. Our geographic sales based on shipping locations were as follows:

	Years Ended
	January 4,		January 6,		December 31,
	2009		2008		2006
	(In thousands, except percentages)

United States	$107,253	49%	$98,394	50%	$97,716	51%
Export:
Europe	59,800	27%	56,820	29%	51,401	27%
Japan	14,784	7%	10,003	5%	12,427	6%
Other international	36,569	17%	31,826	16%	29,955	16%

	$218,406	100%	$197,043	100%	$191,499	100%

Our property and equipment is located primarily in the United States. Property and equipment information is based on the physical location of the assets at the end of each of the fiscal years. Net property and equipment by geographic region were as follows:

	Jan. 4,	Jan. 6,
	2009	2008
	(In thousands)

United States	$34,043	$24,650
Europe	628	711
Japan	23	13
Other international	53	43

	$34,747	$25,417

11.	Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Years Ended
	Jan. 4,	Jan. 6,	Dec. 31,
	2009	2008	2006
	(In thousands, except per
	share amounts)

Basic:
Weighted-average common shares outstanding	25,851	26,888	26,106

Net loss	$(11,725)	$(2,904)	$(2,155)

Net loss per share	$(0.45)	$(0.11)	$(0.08)

Diluted:
Weighted-average common shares outstanding	25,851	26,888	26,106
Net effect of dilutive stock options based on the treasury stock method	—	—	—

Shares used in computing net income per share	25,851	26,888	26,106

Net loss	$(11,725)	$(2,904)	$(2,155)

Net loss per share	$(0.45)	$(0.11)	$(0.08)

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 4, 2009, January 6, 2008, and December 31, 2006, we incurred a net loss and the inclusion of stock options in the shares used for computing diluted earnings per share would have been anti-dilutive and would have reduced the net loss per share. Accordingly, all Common Stock equivalents (such as stock options) have been excluded from the shares used to calculate diluted earnings per share for those periods.

12.	Legal Proceedings

From time to time we are notified of claims, including claims that we may be infringing patents owned by others, or otherwise become aware of conditions, situations, or circumstances involving uncertainty as to the existence of a liability or the amount of a loss. When probable and reasonably estimable, we make provisions for estimated liabilities. As we sometimes have in the past, we may settle disputes and/or obtain licenses under patents that we are alleged to infringe. We can offer no assurance that any pending or threatened claim or other loss contingency will be resolved or that the resolution of any such claim or contingency will not have a materially adverse effect on our business, financial condition, and/or results of operations. Our failure to resolve a claim could result in litigation or arbitration, which can result in significant expense and divert the efforts of our technical and management personnel, whether or not determined in our favor. Our evaluation of the impact of these claims and contingencies could change based upon new information. Subject to the foregoing, we do not believe that the resolution of any pending or threatened legal claim or loss contingency is likely to have a materially adverse effect on our financial position as of January 4, 2009, or results of operations or cash flows.

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

13.	Acquisitions

On July 9, 2008, the Company acquired 100% of the stock of Pigeon Point Systems under the purchase method for a total purchase price of approximately $11.7 million including acquisition costs. Of this purchase price, a cash payment of $8.4 million was made at closing, no equity interests were issued and contingent payments of up to $3.0 million may be made through 2010. The results of operations for Pigeon Point Systems, since the date of acquisition, have been included in the consolidated financial statements. Pigeon Point Systems is a privately-held supplier of telecommunications computing architecture (“TCA”) management components. As a result of the stock purchase, Pigeon Point Systems became a wholly-owned subsidiary of the Company. The acquisition of Pigeon Point Systems will allow Actel to offer a complete solution for proprietary and standards-based system management implementations in the industrial, military, telecommunications, and medical markets.

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

Pigeon Point Systems’ in-process research and development valued at $120,000 as of the acquisition date was written off in the period of acquisition as it has not yet reached technological feasibility and has no alternative future

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

use. This amount is included in amortization expense in our consolidated statements of operations for the year ended January 4, 2009. All of the goodwill recorded is expected to be deductible for tax purposes. The contingent payment amount of $3.0 million relates to securing the representations, warranties and indemnities of the shareholders of Pigeon Point Systems. Half of this amount will be paid in July 2009 and the other remaining half, less any permissible deductions, will be paid in July 2010 subject to continuing employment of certain key Pigeon Point Systems employees. Since these payments are contingent on continuing employment, such amounts will be recorded as compensation expense as service is rendered over the two year contingent payment period. Supplemental proforma information for Pigeon Point Systems is not material to Actel’s condensed consolidated financial statements and therefore is not presented.

The recorded values and estimated useful lives of the intangibles acquired from Pigeon Point Systems were:

	Estimated
	Fair Value	Useful Life
	(In thousands)	(In years)

Existing technology	$3,670	7
Customer relationships — Support	490	7
Customer relationships — Consulting	220	4
Customer backlog	290	0.5
Tradename	470	10
Other	300	4

Total acquired identifiable intangible assets	$5,440

14.	Restructuring

In the fourth quarter of fiscal 2008, we initiated a restructuring program in order to reduce our operating costs and focus our resources on key strategic priorities. The restructuring impacted a total of 60 full-time positions globally. In connection with this restructuring plan, we recorded restructuring charges totaling $2.4 million related to termination benefits in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit of Disposal Activities” (“SFAS 146”). Restructuring charges of $2.4 million were net of adjustments to accrued sabbatical liability of approximately $0.4 million. Restructuring charges primarily related to employee compensation and related charges, including stock compensation expenses. All employees were given severance payments, based on length of service at the Company, and career transition assistance. As of January 4, 2009, $1.2 million was paid. The remaining accrual associated with these termination benefits is expected to be substantially paid during fiscal 2009. Restructuring charges of $1.2 million remain on our consolidated balance sheet as of January 4, 2009 and are included in “Accounts payable” and “Accrued compensation and employee benefits”.

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Unaudited Quarterly Information

The following tables set forth selected condensed consolidated statement of operations data for each of the eight quarters ended January 4, 2009. Operating results for any quarter are not necessarily indicative of results for any future period.

	Year Ended January 4, 2009
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except per share amounts)

Net revenues	$52,786	$53,215	$57,649	$54,756
Costs and expenses:
Cost of revenues	21,598	22,343	23,035	22,738
Research and development	14,851	16,995	17,103	16,709
Selling, general, and administrative	15,714	15,038	15,613	16,780
Restructuring charges	2,424	—	—	—
Amortization of acquisition related intangibles	338	458	—	—

Total costs and expenses	54,925	54,834	55,751	56,227

Income (loss) from operations	(2,139)	(1,619)	1,898	(1,471)
Interest income and other, net of expense	1,335	465	1,701	1,932

Income (loss) before tax provision	(804)	(1,154)	3,599	461
Tax provision(2)	11,688	219	1,635	285

Net income (loss)	$(12,492)	$(1,373)	$1,964	$176

Net income (loss) per share:
Basic	$(0.48)	$(0.05)	$0.08	$0.01

Diluted(1)	$(0.48)	$(0.05)	$0.08	$0.01

Shares used in computing net income (loss) per share:
Basic	25,784	25,726	25,408	26,487

Diluted(1)	25,784	25,726	26,155	26,677

(1)	For the third and fourth quarters of 2008, we incurred a quarterly net loss and the inclusion of stock options in the shares used for computing diluted earnings per share would have been anti-dilutive and reduced the loss per share. Accordingly, all Common Stock equivalents (such as stock options) have been excluded from the shares used to calculate diluted earnings per share for those periods.

(2)	During the fourth quarter of 2008, we recognized a valuation allowance of $12.7 million against a portion of the Company’s deferred tax assets. The increase in the valuation allowance results from uncertainties surrounding the nature and timing of the taxable income required to realize certain tax credits and net operating loss carryforwards.

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended January 6, 2008
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except per share amounts)

Net revenues	$51,769	$47,880	$48,790	$48,604
Costs and expenses:
Cost of revenues	23,291	19,306	19,928	19,838
Research and development	15,475	13,754	18,778	15,719
Selling, general, and administrative	16,768	14,800	15,400	16,085

Total costs and expenses	55,534	47,860	54,106	51,642

Income (loss) from operations	(3,765)	20	(5,316)	(3,038)
Interest income and other, net of expense	2,231	2,156	2,092	2,128

Income (loss) before tax (benefit) provision	(1,534)	2,176	(3,224)	(910)
Tax (benefit) provision	(237)	391	(579)	(163)

Net income (loss)	$(1,297)	$1,785	$(2,645)	$(747)

Net income (loss) per share:
Basic	$(0.05)	$0.07	$(0.10)	$(0.03)

Diluted(1)	$(0.05)	$0.07	$(0.10)	$(0.03)

Shares used in computing net income (loss) per share:
Basic	27,026	26,935	26,845	26,747

Diluted(1)	27,026	27,234	26,845	26,747

(1)	For the fourth, second and first quarters of 2007, we incurred a quarterly net loss and the inclusion of stock options in the shares used for computing diluted earnings per share would have been anti-dilutive and reduced the loss per share. Accordingly, all Common Stock equivalents (such as stock options) have been excluded from the shares used to calculate diluted earnings per share for those periods.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Actel Corporation

We have audited the accompanying consolidated balance sheets of Actel Corporation as of January 4, 2009 and January 6, 2008, and the related consolidated statements of operations, shareholders’ equity and accumulated other comprehensive income (loss), and cash flows for each of the three years in the period ended January 4, 2009. Our audits also included the financial statement schedule listed in item 15 (a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Actel Corporation at January 4, 2009 and January 6, 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 4, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, Actel Corporation changed its method of accounting for sabbatical leave and its method of accounting for uncertain tax positions as of January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Actel Corporation’s internal control over financial reporting as of January 4, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 19, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

San Jose, California
March 19, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Actel Corporation

We have audited Actel Corporation’s internal control over financial reporting as of January 4, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Actel Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Actel Corporation maintained, in all material respects, effective internal control over financial reporting as of January 4, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Actel Corporation as of January 4, 2009 and January, 6, 2008, and the related consolidated statements of operations, shareholders’ equity and accumulated other comprehensive income (loss), and cash flows for each of the three years in the period ended January 4, 2009 and our report dated March 19, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

San Jose, California
March 19, 2009

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

Based on its assessment, management has concluded that our internal control over financial reporting was effective at the reasonable assurance level as of January 4, 2009, based on criteria in Internal Control — Integrated Framework, issued by the COSO. The effectiveness of our internal control over financial reporting as of January 4, 2009, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Changes in Internal Control over Financial Reporting

There were no significant changes to our internal controls during the quarter ended January 4, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth below, information required by this Item regarding directors, executive officers, Section 16 filings and the Registrant’s Audit Committee is incorporated herein by reference from our Proxy Statement to be filed in connection with our 2009 Annual Meeting of the Shareholders scheduled to be held on June 5, 2009.

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

The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2009 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2009 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2009 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2009 Annual Meeting of Shareholders.

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

(3) Exhibits.  The exhibits listed under Item 15(b) hereof are filed with, or incorporated by reference into, this Annual Report on Form 10-K.

(b) Exhibits.  The following exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-K:

Exhibit
Number		Description

3.1		Restated Articles of Incorporation, as amended (filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended January 5, 2003).
3.2		Amended and Restated Bylaws (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 0-21970) filed with the Securities and Exchange Commission on March 12, 2009).
3.3		Certificate of Amendment to Certificate of Determination of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Actel Corporation (filed as Exhibit 3.3 to the Registrant’s Registration Statement on Form 8-A (File No. 000-2197), filed on October 24, 2003).
4.1		Preferred Stock Rights Agreement, dated as of October 17, 2003, between the Registrant and Wells Fargo Bank, MN N.A., including the Certificate of Amendment of Certificate to Determination, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A (File No. 000-2197), filed on October 24, 2003).
10	.1(1)	Form of Indemnification Agreement for directors and officers (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 33-64704), declared effective on August 2, 1993).
10	.2(1)	Amended and Restated 1986 Equity Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-21970) for the fiscal quarter ended July 3, 2005).
10	.3(1)	2003 Director Stock Option Plan (filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (File No. 333-112215), declared effective on January 26, 2004).
10	.4(1)	Amended and Restated 1993 Employee Stock Purchase Plan (filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K (File No. 0-21970) for the fiscal quarter ended July 3, 2005).
10.5		1995 Employee and Consultant Stock Plan, as amended and restated (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-21970) for the fiscal quarter ended July 7, 2002).
10	.6(1)	Amended and Restated Employee Retention Plan (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 0-21970) filed with the Securities and Exchange Commission on December 5, 2005).
10	.7(1)	Deferred Compensation Plan, as amended and restated (filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended December 31, 2000).

Exhibit
Number	Description

10.8	Form of Distribution Agreement (filed as Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 33-64704), declared effective on August 2, 1993).
10.9	Patent Cross License Agreement dated April 22, 1993 between the Registrant and Xilinx, Inc. (filed as Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 33-64704), declared effective on August 2, 1993).
10.10	Manufacturing Agreement dated February 3, 1994 between the Registrant and Chartered Semiconductor Manufacturing Pte Ltd (filed as Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended January 2, 1994).
10.11	Foundry Agreement dated as of June 29, 1995, between the Registrant and Matsushita Electric Industrial Co., Ltd and Matsushita Electronics Corporation (filed as Exhibit 10.25 to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-21970) for the fiscal quarter ended July 2, 1995).
10.12	Asset Purchase Agreement dated as of March 16, 2007, between the Registrant and BTR, Inc., Advantage Logic Inc., Benjamin Ting, Peter Pani, and Richard Abraham Ltd (filed as Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended December 31, 2006).
10.13	Patent Cross License Agreement dated August 25, 1998, between the Registrant and QuickLogic Corporation. (filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended January 3, 1999).
10.14	Development Agreement by and between the Registrant and Infineon Technologies AG effective as of June 6, 2002 (filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended January 5, 2003).
10.15	Supply Agreement by and between the Registrant and Infineon Technologies AG effective as of June 6, 2002 (filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended January 5, 2003).
10.16	Office Lease Agreement for the Registrant’s facilities in Mountain View, California, dated February 27, 2003 (filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended January 5, 2003).
10.17	Agreement by and between the Registrant and the Ramius Group dated as of March 6, 2009 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 0-21970) filed with the Securities and Exchange Commission on March 12, 2009).
14	Code of Ethics for Principal Executive and Senior Financial Officers (filed as Exhibit 14 to the Registrant’s Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended January 4, 2004).
21	Subsidiaries of Registrant.
23	Consent of Independent Registered Public Accounting Firm.
24	Power of Attorney.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32	Section 1350 Certifications

(1)	This Exhibit is a management contract or compensatory plan or arrangement.

(c) Financial Statement Schedule.  The following financial statement schedule of Actel Corporation is filed as part of this Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements of Actel Corporation, including the notes thereto, and the Report of Independent Registered Public Accounting Firm with respect thereto:

Schedule	Description	Page

II	Valuation and qualifying accounts	89

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

Date: March 19, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John C. East (John C. East)	President and Chief Executive Officer (Principal Executive Officer) and Director	March 19, 2009

/s/ Dirk A. Sodestrom (Dirk A. Sodestrom)	Acting Chief Financial Officer	March 19, 2009

/s/ James R. Fiebiger (James R. Fiebiger)	Director	March 19, 2009

/s/ Jacob S. Jacobsson (Jacob S. Jacobsson)	Director	March 19, 2009

/s/ J. Daniel McCranie (J. Daniel McCranie)	Director	March 19, 2009

/s/ John F. McGrath (John F. McGrath)	Director	March 19, 2009

/s/ Robert G. Spencer (Robert G. Spencer)	Director	March 19, 2009

SCHEDULE II
ACTEL CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

	Balance at			Balance at
	Beginning	Provision/		End of
	of Period	(Reversal)	Write-Offs	Period
	(In thousands)

Allowance for doubtful accounts:
Year ended December 31, 2006	$1,208	$(594)	—	$614
Year ended January 6, 2008	614	80	—	694
Year ended January 4, 2009	694	(338)	—	356

Exhibit Index

Exhibit
Number.		Description

3.1		Restated Articles of Incorporation, as amended (filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended January 5, 2003).
3.2		Amended and Restated Bylaws (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 0-21970) filed with the Securities and Exchange Commission on March 12, 2009).
3.3		Certificate of Amendment to Certificate of Determination of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Actel Corporation (filed as Exhibit 3.3 to the Registrant’s Registration Statement on Form 8-A (File No. 000-2197), filed on October 24, 2003).
4.1		Preferred Stock Rights Agreement, dated as of October 17, 2003, between the Registrant and Wells Fargo Bank, MN N.A., including the Certificate of Amendment of Certificate to Determination, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A (File No. 000-2197), filed on October 24, 2003).
10	.1(1)	Form of Indemnification Agreement for directors and officers (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 33-64704), declared effective on August 2, 1993).
10	.2(1)	Amended and Restated 1986 Equity Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-21970) for the fiscal quarter ended July 3, 2005).
10	.3(1)	2003 Director Stock Option Plan (filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (File No. 333-112215), declared effective on January 26, 2004).
10	.4(1)	Amended and Restated 1993 Employee Stock Purchase Plan (filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K (File No. 0-21970) for the fiscal quarter ended July 3, 2005).
10.5		1995 Employee and Consultant Stock Plan, as amended and restated (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-21970) for the fiscal quarter ended July 7, 2002).
10	.6(1)	Amended and Restated Employee Retention Plan (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 0-21970) field with the Securities and Exchange Commission on December 5, 2005).
10	.7(1)	Deferred Compensation Plan, as amended and restated (filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended December 31, 2000).
10.8		Form of Distribution Agreement (filed as Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 33-64704), declared effective on August 2, 1993).
10.9		Patent Cross License Agreement dated April 22, 1993 between the Registrant and Xilinx, Inc. (filed as Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 33-64704), declared effective on August 2, 1993).
10.10		Manufacturing Agreement dated February 3, 1994 between the Registrant and Chartered Semiconductor Manufacturing Pte Ltd (filed as Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended January 2, 1994).
10.11		Foundry Agreement dated as of June 29, 1995, between the Registrant and Matsushita Electric Industrial Co., Ltd and Matsushita Electronics Corporation (filed as Exhibit 10.25 to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-21970) for the fiscal quarter ended July 2, 1995).
10.12		Asset Purchase Agreement dated as of March 16, 2007, between the Registrant and BTR, Inc., Advantage Logic Inc., Benjamin Ting, Peter Pani, and Richard Abraham Ltd (filed as Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended December 31, 2006).
10.13		Patent Cross License Agreement dated August 25, 1998, between the Registrant and QuickLogic Corporation. (filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended January 3, 1999).
10.14		Development Agreement by and between the Registrant and Infineon Technologies AG effective as of June 6, 2002 (filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended January 5, 2003).
10.15		Supply Agreement by and between the Registrant and Infineon Technologies AG effective as of June 6, 2002 (filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended January 5, 2003).

Exhibit
Number.	Description

10.16	Office Lease Agreement for the Registrant’s facilities in Mountain View, California, dated February 27, 2003 (filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended January 5, 2003).
10.17	Agreement by and between the Registrant and the Ramius Group dated as of March 6, 2009 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 0-21970) filed with the Securities and Exchange Commission on March 12, 2009).
14	Code of Ethics for Principal Executive and Senior Financial Officers (filed as Exhibit 14 to the Registrant’s Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended January 4, 2004).
21	Subsidiaries of Registrant.
23	Consent of Independent Registered Public Accounting Firm.
24	Power of Attorney.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32	Section 1350 Certifications.

(1)	This Exhibit is a management contract or compensatory plan or arrangement.