Form 10-Q
period 2009-04-05
ACTEL CORP
filed 2009-05-15
CIK 907687

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 5, 2009
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☑ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of Common Stock outstanding as of May 12, 2009: 26,129,598

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ACTEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended
	Apr. 5, 2009	Jan. 4, 2009	Apr. 6, 2008
Net revenues	$48,459	$52,786	$54,756
Costs and expenses:
Cost of revenues	20,785	21,598	22,738
Research and development	16,393	14,851	16,709
Selling, general, and administrative	13,490	15,714	16,780
Restructuring charges	1,119	2,424	—
Amortization of acquisition related intangibles	193	338	—

Total costs and expenses	51,980	54,925	56,227

Loss from operations	(3,521)	(2,139)	(1,471)
Interest income and other, net of expense	1,752	1,335	1,932

Income (loss) before tax provision	(1,769)	(804)	461
Tax provision	1,187	11,688	285

Net income (loss)	$(2,956)	$(12,492)	$176

Net income (loss) per share:
Basic	$(0.11)	$(0.48)	$0.01

Diluted	$(0.11)	$(0.48)	$0.01

Shares used in computing net income (loss) per share:
Basic	26,027	25,784	26,487

Diluted	26,027	25,784	26,677

See Notes to Unaudited Condensed Consolidated Financial Statements

ACTEL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	Apr. 5,	Jan. 4,
	2009	2009 (1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$46,036	$49,639
Short-term investments	85,072	89,111
Accounts receivable, net	21,765	11,596
Inventories	56,030	60,630
Deferred income taxes	11,313	11,313
Prepaid expenses and other current assets	7,876	6,888

Total current assets	228,092	229,177
Long-term investments	8,764	7,807
Property and equipment, net	33,588	34,747
Goodwill and other intangible assets, net	35,347	35,540
Deferred income taxes	13,834	13,968
Other assets, net	20,745	22,022

	$340,370	$343,261

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,516	$14,672
Accrued compensation and employee benefits	8,067	11,240
Accrued licenses	2,244	3,952
Other accrued liabilities	5,432	5,274
Deferred income on shipments to distributors	30,506	24,316

Total current liabilities	56,765	59,454
Deferred compensation plan liability	4,152	4,086
Deferred rent liability	1,447	1,449
Accrued sabbatical compensation	2,561	2,739
Other long-term liabilities, net	6,539	7,208

Total liabilities	71,464	74,936

Commitments and contingencies (Note 10)
Shareholders’ equity:
Common stock	26	25
Additional paid-in capital	235,835	232,168
Retained earnings	34,024	36,979
Accumulated other comprehensive loss	(979)	(847)

Total shareholders’ equity	268,906	268,325

	$340,370	$343,261

(1)	Derived from audited financial statements included in the Form 10-K filed with the Securities and Exchange Commission for the year ended January 4, 2009 (“2008 Form 10-K”).
See Notes to Unaudited Condensed Consolidated Financial Statements

ACTEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	Apr. 5, 2009	Apr. 6, 2008
Operating activities:
Net income (loss)	$(2,956)	$176
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,497	2,646
Stock compensation costs	1,686	2,160
Deferred income taxes	216	166
Changes in operating assets and liabilities:
Accounts receivable	(10,169)	(8,222)
Inventories	4,570	(1,673)
Prepaid expenses and other current assets	(988)	794
Other assets, net	1,207	(2,748)
Accounts payable, accrued compensation and employee benefits, and other accrued liabilities	(9,747)	3,620
Deferred income on shipments to distributors	6,190	6,603

Net cash provided by (used in) operating activities	(6,494)	3,522
Investing activities:
Purchases of property and equipment	(2,145)	(5,437)
Purchases of available-for-sale securities	(15,626)	(18,714)
Sales of available-for-sale securities	4,093	6,663
Maturities of available-for-sale securities	14,401	17,161
Changes in other long term assets	155	(373)

Net cash provided by (used in) investing activities	878	(700)
Financing activities:
Issuance of common stock under employee stock plans	2,293	1,041
Tax withholding on restricted stock	(280)	(391)
Repurchase of common stock	—	(24,764)

Net cash provided by (used in) financing activities	2,013	(24,114)

Net decrease in cash and cash equivalents	(3,603)	(21,292)
Cash and cash equivalents, beginning of period	49,639	30,119

Cash and cash equivalents, end of period	$46,036	$8,827

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes, net	$43	$107
Accrual of long-term license agreement	$807	$2,961
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
     These unaudited condensed consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in our 2008 Form 10-K. The results of operations for the three months ended April 5, 2009, are not necessarily indicative of future operating results.
     Income Taxes
     Our tax provision (benefit) is based on an estimated annual tax rate in compliance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS 109”), and Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting” (APB 28”). Significant components affecting the tax rate include the composite state tax rate, non-deductible meals & entertainment, recognition of certain deferred tax assets subject to valuation allowances, non-deductible stock-based compensation expense, and utilization of net operating loss carryforwards.
     Our net deferred tax assets were $25.1 million at April 5, 2009. We continue to assess the recoverability of the deferred tax assets on an ongoing basis. If we subsequently conclude that it is more likely than not that all or a portion of the deferred tax assets will not be recovered, an additional valuation allowance against deferred tax assets will be necessary. Our future income tax expense will be increased to the extent of offsetting increases in our valuation allowance.
     Impact of Recently Issued Accounting Standards
     In the first quarter of 2009, we adopted SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”) as amended by FASB staff position FSP 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.”  This FSP provides additional guidance and disclosure requirements regarding the recognition and measurement of contingent assets acquired and contingent liabilities assumed in a business combination where the fair value of the contingent assets and liabilities cannot be determined as of the acquisition date.  SFAS 141R is applicable to business combinations on a prospective basis beginning in the first quarter of 2009. The effect of the adoption of SFAS 141R on our consolidated financial statements will depend on future business combination transactions, if any. We did not complete any business combinations in the first quarter of 2009.
     In April 2008 the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets”, (“FSP 142-3”), which amends the guidance about estimating the useful lives of recognized intangible assets and requires additional disclosures related to renewing or extending the terms of recognized intangible assets under SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). FSP 142-3 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. The adoption of FSP 142-3 did not have a material impact on our consolidated financial statements in the first quarter of 2009.

     In February 2008, the FASB issued FSP 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which provided for a one year deferral of the effective date of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually.  Therefore, in the first quarter of 2009, we adopted SFAS No. 157 for non-financial assets and non-financial liabilities. The adoption of SFAS 157 for non-financial assets and non-financial liabilities did not have a significant impact on our consolidated financial statements.
     In April 2009, the FASB issued FASB Staff Position No. 157-4 (“FSP 157-4”), which provides additional guidance on measuring fair value in accordance with FASB No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability has significantly decreased. FSP 157-4 shall be effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP 157-4 is not expected to have a significant impact on our consolidated financial statements.
     In April 2009, the FASB issued FASB Staff Position No.  115-2 (“FSP 115-2”) and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FAS 124-2”). FSP 115-2 and FAS 124-2 amend the other-than-temporary impairment guidance to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP 115-2 and FAS 124-2 are effective for us beginning in the second quarter of fiscal year 2009. The Company does not expect the adoption of FSP 115-2 and FAS 124-2 to have a significant impact on its financial statements.
In April 2009, the FASB issued FASB Staff Position No. 107-1 (“FSP 107-1”) and APB 28-1 (“APB 28-1”), which amends SFAS 107, “Disclosures about Fair Value of Financial Instruments” and APB 28 to require disclosures about the fair value of financial instruments for interim reporting periods. FSP 107-1 and APB 28-1 does not change the accounting treatment for these financial instruments and is effective for us beginning in the second quarter of fiscal year 2009.
2. Fair Value Measurement of Financial Instruments
     Pursuant to SFAS 157, our available-for-sale securities are classified within Level 1 or Level 2 of the fair-value hierarchy. The types of securities valued based on Level 1 inputs include money market securities. The types of securities valued based on Level 2 inputs include U.S. government agency notes, corporate and municipal bonds, and asset-backed obligations.
     The following table summarizes our financial instruments measured at fair value on a recurring basis in accordance with SFAS 157 as of April 5, 2009 (in thousands):

Fair Value Measurements Using
Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
Description	Total	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets:
Available-for-sale securities(1)	$133,437	$38,102	$95,335	—

(1)	Included in cash and cash equivalents, short-term and long-term investments on our condensed consolidated balance sheet.
     We evaluate indicators of impairment during our review of our investment portfolio. With respect to determining an other-than-temporary impairment charge, our evaluation includes a review of:
•	The length of time and extent to which the market value of the investment has been less than cost.

•	The financial condition and near-term prospects of the issuer, including any specific events that may influence the operations of the issuer.

•	Our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.
     In light of the bankruptcy filing by Lehman Brothers, we concluded that our investment in Lehman Brothers’ corporate bonds is other-than-temporarily impaired and therefore wrote down the investment in the third quarter of 2008 to its fair market value. The impairment charge of approximately $0.9 million was included in interest income and other, net on our consolidated statement of operations for the year ended January 4, 2009. There were no impairment charges relating to investments for fiscal 2007, 2006 or the three months ended April 5, 2009. Excluding the effect of the Lehman Brothers bond, the Company’s investment portfolio reflected net unrealized losses of $1.6 million as of April 5, 2009 and $1.4 million as of January 4, 2009 . Although the current credit environment continues to be extremely volatile and uncertain, we do not believe that sufficient evidence exists at this point in time to conclude that any of our remaining investments have experienced an other-than-temporary impairment in the first quarter of 2009. We continue to monitor our investments closely to determine if additional information becomes available that may have an adverse effect on the fair value and ultimate realizability of our investments.
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
     The fair value of the Company’s stock options granted to employees was estimated using the following weighted-average assumptions for the periods presented:

	Three Months Ended
	Apr. 5, 2009	Apr. 6, 2008
Option Plan Shares
Expected term (in years)	5.1	5.4
Volatility	48.7%	40.2%
Risk-free interest rate	1.8%	2.6%
Weighted-average fair value	$4.57	$5.23

ESPP Shares
Expected term (in years)	1.25	1.25
Volatility	60.0%	42.0%
Risk-free interest rate	0.6%	2.1%
Weighted-average fair value	$2.22	$4.01
Stock-Based Compensation Expense
     The Company recorded $1.7 million and $2.2 million of pre-tax stock-based compensation expense for the three months ended April 5, 2009 and April 6, 2008, respectively as follows (in thousands):

	Three Months Ended
	Apr. 5, 2009	Apr. 6, 2008
Cost of revenues	$132	$95
Research and development	913	1,026
Selling, general, and administrative	641	1,039

Total stock-based compensation expense, before income taxes	$1,686	$2,160
Tax benefit	358	402

Total stock-based compensation expense, net of income taxes	$1,328	$1,758

Stock Option Plans
     The following table summarizes our stock option activity and related information for the quarter ended April 5, 2009:

		Weighted-
		Average	Weighted-Average	Aggregate Intrinsic
	Number	Exercise	Remaining	Value
Options	of Shares	Price	Contractual Term	(in thousands)
Outstanding at January 4, 2009	6,347,731	16.05
Granted	64,560	10.50
Exercised	(7,500)	11.05
Forfeitures and cancellations	(389,528)	16.96

Outstanding at April 5, 2009	6,015,263	15.93	5.64	$565

Vested and expected to vest at April 5, 2009	5,928,149	15.97	5.60	$548

Exercisable at April 5, 2009	4,266,250	16.95	4.40	$260

Employee Stock Purchase Plan (ESPP)
     The Employee Stock Purchase Plan (“ESPP”) permits eligible employees to purchase common stock through payroll deductions between 1% to 15% of compensation to a maximum of $10,000 annually. The stock purchase price is at 85% of the fair market value of the common stock at the end of each six-month offering period.  There are two purchase periods per year beginning on February 1 and August 1.  The Company recorded $0.5 million of stock-based compensation expense relating to ESPP for the three months ended April 5, 2009 and $0.9 million for the three months ended April 6, 2008 respectively.
Restricted Stock Units (RSU)
     The following is a summary of RSU activity for the three months ended April 5, 2009:

		Weighted-Average
		Grant Date Fair
	Number of shares	Value
Nonvested at January 4, 2009	290,448	$12.63
Vested	(72,430)	$12.25
Forfeited	(8,484)	$12.67

Nonvested at April 5, 2009	209,534	$12.75

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
     While employee stock options that would otherwise have expired during the Blackout Period were extended by the Compensation Committee of the Board of Directors, these “Extended Options” were exercisable for only 30 days following the end of the Blackout Period. On March 11, 2008 (when the closing price of our Common Stock was $12.83), the Compensation Committee authorized cash payments aggregating approximately $1.0 million to redress employees for their inability to exercise Extended Options during the Blackout Period. Since these cash payments were authorized on March 11, 2008, the Company recorded compensation expense of approximately $1.0 million in the quarter ended April 6, 2008. These costs are not considered “stock-based compensation costs” for purposes of SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”) disclosures in the accompanying condensed consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.
4. Credits to Distributors
     We sell our products to OEMs and to distributors who resell our products to OEMs or their contract manufacturers. We recognize revenue on products sold to our OEMs upon shipment. Revenues generated by the Protocol Design Services organization are recognized as the services are performed. Because sales to our distributors are generally made under agreements allowing for price adjustments, credits, and right of return under certain circumstances, we generally defer recognition of revenue on products sold to distributors until the products are resold by the distributor and price adjustments are determined at which time our final net sales price is fixed. Deferred revenue net of the corresponding deferred cost of sales are recorded in the caption deferred income on shipments to distributors in the liability section of the consolidated balance sheet. Deferred income effectively represents the gross margin on the sale to the distributor, however, the amount of gross margin we recognize in future periods will be less than the originally recorded deferred income as a result of negotiated price concessions. Distributors resell our products to end customers at various negotiated price points which vary by end customer, product, quantity, geography and competitive pricing environments. When a distributor’s resale is priced at a discount from list price, we credit back to the distributor a portion of their original purchase price after the resale transaction is complete. Thus, a portion of the deferred income on shipments to distributors balance will be credited back to the distributor in the future. Based upon historical trends and inventory levels on hand at each of our distributors as of April 5, 2009, we currently estimate that approximately $12.5 million of the deferred income on shipments to distributors on the Company’s consolidated balance sheet as of April 5, 2009, will be credited back to the distributors in the future. These amounts will not be recognized as revenue and gross margin in our consolidated statement of operations. Since we expect our distributors to “turn” their inventory balances five to six times a year, we expect that a majority of the inventory held by our distributors at the end of any quarter will be resold to end customers over the next two quarters.
     Our payment terms generally require the distributor to settle amounts owed to us based on list price, which generally are in excess of their actual cost due to price adjustments and credits. Accordingly, we generally credit back to the distributor a portion of their original purchase price, usually within 30 days after the resale transaction has been reported to the Company. This practice has an adverse effect on the working capital of our distributors since they are required to pay the full list price to Actel and receive a subsequent discount only after the product has been sold to a third party. As a consequence, beginning in the third quarter of fiscal 2007, we entered into written business arrangements with certain distributors under which we issue advance credits to the distributors to minimize the adverse effect on the distributor’s working capital. The advance credits generally amount to a month of credits based on an average of actual historical credits over the prior quarter. The advance credits are updated and settled on a quarterly basis. The advance credits have no affect on our revenue recognition since revenue from distributors is not recognized until the distributor sells the product, but the advance credits reduce our accounts receivable and deferred income on shipments to distributors as reflected in our condensed consolidated balance sheets. The amount of the advance credit as of April 5, 2009 was $6.8 million.
5. Goodwill and other intangible assets, net
     Goodwill is recorded when consideration paid in an acquisition exceeds the fair value of the net tangible and intangible assets acquired. We account for goodwill in accordance with SFAS 142, which addresses the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition. Under SFAS 142, we do not amortize goodwill, but instead test for impairment annually or more frequently if certain events or changes in circumstances indicate that the carrying value may not be recoverable. We completed our annual goodwill impairment tests during the fourth quarter of 2008 and noted no indicators of impairment. We start with our market capitalization as the initial basis for the analysis and, due to the current economic environment, we performed a detailed review of our stock price and book value per share for the first quarter of 2009. We also consider other factors including control premiums from observable transactions involving controlling interests in comparable companies as well as overall market conditions. Although there has been volatility in our stock and at times, our stock has fallen below our book value, we believe these declines in our stock price to be temporary and this temporary decline does not reflect an impairment in the carrying value of our goodwill as of April 5, 2009. Our stock price declined during the first quarter of 2009, consistent with the decline in the overall market but has since recovered. We will closely monitor this trend and consider whether an event has occurred or there has been a change in circumstances that would more likely than not reduce our enterprise fair value to be below our book value and, if necessary, we will adjust our book value of goodwill.
     Our net goodwill and other intangible assets were $35.3 million at the end of the first quarter of 2009 and $35.5 million at the end of fourth quarter of 2008. We had originally established a valuation allowance for a portion of the net operating loss carryforwards acquired in connection with the acquisition of Gatefield. SFAS 141R changes how business acquisitions are accounted for and affects financial statements both on the acquisition date and in subsequent periods and became effective for the Company beginning in the first quarter of 2009.  Under SFAS No. 141R, the release of any valuation allowance for acquired tax attributes related to Gatefield will now benefit the tax provision as opposed to recording the benefit to goodwill.
     As a result of the Pigeon Point Systems acquisition during the third quarter of 2008, we recorded $0.2 million in amortization of identified intangible assets for the three months ended April 5, 2009.
6. Inventories
     Inventories consist of the following:

	Apr. 5,	Jan. 4,
	2009	2009
	(In thousands)
Inventories:
Purchased parts and raw materials	$9,834	$14,372
Work-in-process	29,585	28,913
Finished goods	16,611	17,345

	$56,030	$60,630

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
     We made “last time buys” of certain products from our wafer suppliers during 2003, 2005 and 2007. Evaluations of last time buy inventory resulted in a write down of $0.5 million in 2008, and $2.2 million in 2007 of last time buy material. These write-downs were taken because actual sell through results did not meet expectations or estimations of expected future demand. There were no write downs of last time buy inventory in the first quarter of 2009. Approximately $1.2 million and $1.4 million related to last time buy purchases was included in inventory on the balance sheet as at April 5, 2009 and January 4, 2009 respectively.
     Our net inventories were $56.0 million at the end of the first quarter of 2009 compared with $60.6 million at the end of 2008. Net inventory decreased by $4.6 million due primarily to increased shipment of the Flash related ProASIC3 product family and a concerted effort to reduce our wafer starts for Flash products to the lowest levels practicable. However, our current inventory levels continue to be well in excess of historical norms as a result of the build-up of new Flash products, including Fusion, Igloo and ProASIC3. The Company has historically built-up inventories of new products early in their life cycles, but the recent build-up in inventory for the new Flash products was particularly pronounced due to a conscious effort to support increased turns business and shorter lead times for the consumer products at which the Flash products are targeted. In an effort to reduce our inventory levels, we will continue to restrict Flash wafer starts based on inventory levels and forecast sales of Flash products. However, in order to preserve our relationships with our foundries, the Company must continue to build certain minimum levels of Flash products during 2009 and thereafter, so an extended period of time will probably be necessary in order to draw down inventory levels closer to historical norms. We believe our Flash products are still attractive to our targeted customer base. We continue to focus our efforts on growing the Flash business and are aggressively marketing our Flash products in an effort to reduce our inventory. This may include certain promotional pricing for large volume orders (sometimes below our cost), which may negatively affect our gross margins. We are also monitoring market trends and significant events that may have an adverse effect on the carrying value of our inventory.
     Based on the information available during the first quarter of 2009, we incurred net charges of $2.1 million for excess and slow moving inventories and lower of cost or market issues. This includes a charge of $1.5 million associated with certain low yield wafer issues. If our business outlook changes in the future or if the current economic downturn continues or worsens, the Company may be required to establish reserves for a portion of the Flash inventory which could have a materially adverse affect on our business, financial condition, and/or results of operations.

7. Net Income (Loss) per Share
     The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended
	Apr. 5,	Jan. 4,	Apr. 6,
	2009	2009	2008
	(in thousands except per share data)
Basic:
Weighted-average common shares outstanding	26,027	25,784	26,487

Net income (loss)	$(2,956)	$(12,492)	$176

Net income (loss) per share	$(0.11)	$(0.48)	$0.01

Diluted:
Weighted-average common shares outstanding	26,027	25,784	26,487
Net effect of dilutive employee stock options — based on the treasury stock method	—	—	190

Shares used in computing net income per share	26,027	25,784	26,677

Net income (loss)	$(2,956)	$(12,492)	$176

Net income (loss) per share	$(0.11)	$(0.48)	$0.01

     Basic earnings per share are calculated based on net earnings and the weighted-average number of shares of common stock outstanding during the reported period. Diluted earnings per share are calculated similarly, except that the weighted-average number of common shares outstanding during the period are increased by the number of additional shares of common stock that would have been outstanding if dilutive potential shares of common stock had been issued. The dilutive effect of potential common stock (including outstanding stock options, unvested restricted stock, ESPP shares and non-employee director stock units) is reflected in diluted earnings per share by application of the treasury stock method, which includes consideration of share-based compensation as required by SFAS 123R.
     For the fiscal quarters ended April 5, 2009 and January 4, 2009, we incurred a net loss and the inclusion of stock options in the shares used for computing diluted earnings per share would have been anti-dilutive and would have reduced the net loss per share. Accordingly, all Common Stock equivalents (such as stock options) have been excluded from the shares used to calculate diluted earnings per share for those periods.
     For the three months ended April 6, 2008, options outstanding under our stock option plans to purchase approximately 5,819,862 shares, of our common stock were excluded from the treasury stock method used to determine the net effect of dilutive employee stock options because their inclusion would have had an anti-dilutive effect on net income (loss) per share.
8. Comprehensive Income
     The components of comprehensive income (loss), net of tax, are as follows:

	Three Months Ended
	Apr. 5,	Jan. 4,	Apr. 6,
	2009	2009	2008
	(in thousands)
Net income (loss)	$(2,956)	$(12,492)	$176
Change in gain (loss) on available-for-sale securities, net of tax of $(80), $442, and $(30), respectively.	(129)	704	(50)
Reclassification adjustment for gains included in net income, net of tax amounts of $(2), $33, and ($10), respectively	(3)	52	(15)

Other comprehensive gain (loss), net of tax amounts of $(82), $475, and $(40), respectively	(132)	756	(65)

Total comprehensive income (loss)	$(3,088)	$(11,736)	$111

Accumulated other comprehensive income is presented on the accompanying condensed consolidated balance sheets and consists of the accumulated net unrealized loss on available-for-sale securities.
9. Legal Matters and Loss Contingencies

     From time to time we are notified of claims, including claims that we may be infringing patents owned by others, or otherwise become aware of conditions, situations, or circumstances involving uncertainty as to the existence of a liability or the amount of a loss. When probable and reasonably estimable, we make provisions for estimated liabilities. As we sometimes have in the past, we may settle disputes and/or obtain licenses under patents that we are alleged to infringe. We can offer no assurance that any pending or threatened claim or other loss contingency will be resolved or that the resolution of any such claim or contingency will not have a materially adverse effect on our business, financial condition, and/or results of operations. Our failure to resolve a claim could result in litigation or arbitration, which can result in significant expense and divert the efforts of our technical and management personnel, whether or not determined in our favor. Our evaluation of the effect of these claims and contingencies could change based upon new information. Subject to the foregoing, we do not believe that the resolution of any pending or threatened legal claim or loss contingency is likely to have a materially adverse effect on our financial position as of April 5, 2009, or results of operations or cash flows.
10. Commitments
     As of April 5, 2009, the Company had approximately $6.5 million of remaining non-cancelable obligations to providers of electronic design automation software expiring at various dates through 2012. The current portion of these obligations is recorded in “Accrued licenses” and the long-term portion of these obligations is recorded at net present value in “Other long-term liabilities, net” on the accompanying balance sheets. Approximately $0.7 million and $16.4 million of these contractual obligations are recorded in “Prepaid expenses and other current assets” and “Other assets, net”, respectively.
11. Shareholders’ Equity
     Our Board of Directors authorized a stock repurchase program in September 1998 whereby shares of our Common Stock may be purchased from time to time in the open market at the discretion of management. Additional shares were authorized for repurchase in each of 1999, 2002, 2004, 2005 and 2008. In 2008, we repurchased 1,937,061 shares for $24.9 million. There were no repurchases under the plan in 2007 or 2006. As of April 5, 2009, we have remaining authorization to repurchase up to 1,673,742 shares.
12.  Restructuring
     In the fourth quarter of fiscal 2008, we initiated a restructuring program in order to reduce our operating costs and focus our resources on key strategic priorities. The restructuring affected a total of 40 full-time positions globally in the first quarter of 2009 and 60 full-time positions globally in the fourth quarter of 2008. In connection with this restructuring plan, we recorded restructuring charges totaling $1.1 million and $2.4 million relating to termination benefits in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit of Disposal Activities” (“SFAS 146”) in the first quarter of 2009 and the fourth quarter of 2008, respectively. Restructuring charges primarily related to employee compensation and related charges, including stock compensation expenses. Restructuring charges of $1.2 million remain on our consolidated balance sheet as of April 5, 2009 and are included in “Accounts payable” and “Accrued compensation and employee benefits”. The remaining accrual associated with these termination benefits is expected to be substantially paid during fiscal 2009.
     The following represents a summary of our restructuring activity for the three months ended April 5, 2009:

Restructuring
Liabilities
(in thousands)
Balance at January 4, 2009	$1,200
Restructuring charges	1,119
Payments	(1,085)

Balance at April 5, 2009	$1,234

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion of our financial condition and results of operations in conjunction with our Consolidated Financial Statements and the related “Notes to Consolidated Financial Statements,” and “Financial Statement Schedules,” and “Supplementary Financial Data” included in this Annual Report on Form 10-K. This Quarterly Report on Form 10-Q, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and the future results of our Company that are based on current expectations, estimates, forecasts, and projections about the industry in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. These forward looking statements are made in reliance upon the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report under the section entitled “Risk Factors” in Item 1A of Part II. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.
Critical Accounting Policies and Estimates
     Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosure of contingent assets and liabilities. The U.S. Securities and Exchange Commission has defined critical accounting policies as those that are most important to the portrayal of our financial condition and results and also require us to make the most difficult, complex and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Based upon this definition, our most critical policies include revenue recognition, inventories, stock-based compensation, legal matters, goodwill and long-lived asset impairment and income taxes. We also have other key accounting policies that either do not generally require us to make estimates and judgments that are as difficult or as subjective or they are less likely to have a material effect on our reported results of operations for a given period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates. In addition, if these estimates or their related assumptions change in the future, it could result in material expenses being recognized on the consolidated statements of operations. There have been no significant changes in our critical accounting estimates during the three months ended April 5, 2009 as compared with the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended January 4, 2009.
Results of Operations

	Three Months Ended
	(a)	(b)%		(c)%
	Apr. 5,	Jan. 4,	change	Apr. 6,	change
	2009	2009	(a/b)	2008	(a/c)
Net revenues	$48,459	$52,786	(8%)	$54,756	(12%)
Gross margin	$27,674	$31,188	(11%)	$32,018	(14%)
% of net revenues	57%	59%		58%
Research and development	$16,393	$14,851	10%	$16,709	(2%)
% of net revenues	34%	28%		31%
Selling, general, and administrative	$13,490	$15,714	(14%)	$16,780	(20%)
% of net revenues	28%	30%		31%
Tax provision	$1,187	$11,688	(90%)	$285	316%
% of net revenues	2%	22%		1%
Net Revenues
     Net revenues were $48.5 million for the first quarter of 2009, down 8% from the fourth quarter of 2008 and down 12% from first quarter of 2008. Net revenues decreased between the first quarter of 2009 and the fourth quarter of 2008 due to a 13% decrease in the overall average selling price (ASPs) which was partially offset by a 3% increase in the number of units shipped. Flash unit shipments increased 8%, which was more than offset by a decline of 27% in the corresponding ASP for Flash. This decrease in ASP was the result of a change in product mix with the increased unit shipments coming from lower priced commercial products. Quarterly net revenues decreased 12% from the first quarter of 2008 due to a 2% decrease in the number of units shipped coupled with a 13% decrease in overall ASPs. Unit volumes and ASP levels fluctuate principally because of changes in the mix of products sold. Sales of Flash products comprised approximately 24% of net revenues in the first quarter of 2009 compared with approximately 28% in the fourth quarter of 2008 and 23% in the first quarter of 2008.
Gross Margin
     Gross margin was 57% for the first quarter of 2009 compared with 59% for the fourth quarter of 2008 and 58% for the first quarter of 2008. The decrease in gross margin in the first quarter of 2009 was primarily a result of the Company incurring net charges of $2.1 million during the quarter for excess and slow moving inventories and lower of cost or market issues, including a charge of $1.5 million associated with certain low yield wafer issues. Margins were also negatively affected by negative overhead variances largely as a result of fixed overhead costs and lower production volumes during the first quarter. This was partially offset by royalty revenue recognized during the quarter of approximately $1.0 million.
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
Research & Development (R&D)
     R&D expenditures were $16.4 million, or 34% of net revenues for the first quarter of 2009 compared with $14.9 million, or 28% of net revenues for the fourth quarter of 2008 and $16.7 million, or 31% of net revenues for the first quarter of 2008. R&D spending increased in the first quarter of 2009 compared with the fourth quarter of 2008 due to increases in payroll taxes, outsourced engineering charges and a reduction in grant reimbursements. Recognition of stock-based compensation expense under SFAS 123R was $0.9 million for the three month period ended April 5, 2009, compared with $1.0 million for the fourth quarter of 2008 and $1.0 million for the first quarter of 2008.
Selling, General and Administrative (SG&A)
     SG&A expenses were $13.5 million, or 28% of net revenues for the first quarter of 2009 compared with $15.7 million, or 30% of net revenue for the fourth quarter of 2008 and $16.8 million, or 31% of net revenues for the first quarter of 2008. SG&A expenses decreased in the first quarter of 2009 compared with fourth quarter of 2008 due to declines in bonus and commission expenses, travel, professional and outside service costs. SG&A expenses decreased 20% in the first quarter of 2009 compared with the first quarter of 2008. SG&A expenses for first quarter 2008 contained costs associated with the Company’s stock option investigation and restatement of $1.6 million, including $1.0 million of compensation expenses associated with expired options. Recognition of stock-based compensation expense under SFAS 123R was $0.6 million for the three month period ended April 5, 2009, compared with $1.4 million for the fourth quarter of 2008 and $1.0 million for the first quarter of 2008.
Tax Provision
     The provision for income taxes was based on an annual effective tax rate calculated in compliance with SFAS 109 and APB No. 28. The annual effective rate was calculated based on our expected level of profitability and includes the usage of state tax credits. During the first quarter of fiscal 2009, the Company reported a tax provision of $1.2 million on a first quarter pre-tax loss of $1.8 million, compared with a $285,000 tax provision on pretax income of $461,000 for first quarter of fiscal 2008. The difference in the tax provisions is primarily due to a discrete item related to new California legislation in 2009 and variability in projected earnings.
     For the three months ending April 5, 2009, the difference between the provision for income taxes that would be derived by applying the statutory rate to our income before tax and the income tax provision actually recorded is due primarily to the effect of non-deductible SFAS 123(R) stock-based compensation expenses, the state composite tax rate, and the recognition and derecognition of valuation allowance against certain deferred tax assets, including tax credits. To the extent our level of profitability changes during the year, the effective tax rate will be revised to reflect these changes.
     For the three months ended April 6, 2008, the difference between the provision for income taxes that would be derived by applying the statutory rate to our income before tax and the income tax provision actually recorded is primarily due to the effect of non-deductible SFAS 123(R) stock-based compensation expenses which is partially offset by tax credits.
     Our tax provision for 2008 was $13.8 million based on income before income taxes of $2.1 million of which an additional $11.5 million of tax provision was recorded in the fourth quarter of 2008. The difference between the effective tax rate and the statutory tax rate is primarily due to recognition of a valuation allowance of $12.7 million against a portion of the Company’s deferred tax assets, non-deductible stock-based compensation partially offset by research tax credits and state tax benefits. The increase in the valuation allowance results from uncertainties surrounding the nature and timing of the taxable income required to realize certain tax credits and net operating loss carryforwards.

     The “American Recovery and Reinvestment Act of 2009” (Recovery Act) was signed into law on February 17, 2009, which (among other things) extended the ability to claim additional first year depreciation, extended the ability to trade bonus and accelerated depreciation for otherwise deferred tax credits, and reduced the limitation on remuneration paid to executives to $500,000 from $1 million. We do not expect this law to affect our 2009 effective tax rate.
     On February 20, 2009, California also enacted new legislation, which, among other things, provides for the election of single factor apportionment formula beginning in 2011. The effect of the new legislation resulted in the Company recording $160,000 of additional tax expense as a discrete item, increasing the effective tax rate in the first quarter of 2009.
     Our net deferred tax assets were $25.1 million at April 5, 2009. We continue to assess the recoverability of the deferred tax assets on an ongoing basis. If we subsequently conclude that it is more likely than not that all or a portion of the deferred tax assets will not be recovered, an additional valuation allowance against deferred tax assets will be necessary. Our income tax expense recorded in the future will be increased to the extent of offsetting increases in our valuation allowance.
Financial Condition, Liquidity, and Capital Resources
     Our total assets were $340.4 million as of the end of the first quarter of 2009 compared with $343.3 million as of the end of the fourth quarter of 2008. The following table sets forth certain financial data from the condensed consolidated balance sheets expressed as the percentage change from January 4, 2009 to April 5, 2009.

	As of	As of
In thousands	Apr. 5, 2009	Jan. 4, 2009	$ change	% change
Cash and cash equivalents, short and long term investments	$139,872	$146,557	$(6,685)	(5%)
Accounts receivable, net	$21,765	$11,596	$10,169	88%
Inventories	$56,030	$60,630	$(4,600)	(8%)
     We evaluate indicators of impairment during our review of our investment portfolio. With respect to determining an other-than-temporary impairment charge, our evaluation includes a review of:
•	The length of time and extent to which the market value of the investment has been less than cost.

•	The financial condition and near-term prospects of the issuer, including any specific events that may influence the operations of the issuer.

•	Our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.
     In light of the bankruptcy filing by Lehman Brothers, we concluded that our investment in Lehman Brothers’ corporate bonds is other-than-temporarily impaired and therefore wrote down the investment in the third quarter of 2008 to its fair market value. The impairment charge of approximately $0.9 million was included in interest income and other, net on our consolidated statement of operations for the year ended January 4, 2009. There were no impairment charges relating to investments for fiscal 2007, 2006 or the three months ended April 5, 2009.
     Excluding the effect of the Lehman Brothers bond, the Company’s investment portfolio reflected net unrealized losses of $1.6 million as of April 5, 2009 and $1.4 million as of January 4, 2009. Although the current credit environment continues to be extremely volatile and uncertain, we do not believe that sufficient evidence exists at this point in time to conclude that any of our remaining investments have experienced an other-than-temporary impairment as of the first quarter of 2009. We continue to monitor our investments closely to determine if additional information becomes available that may have an adverse effect on the fair value and ultimate realizability of our investments.
     Accounts receivable at April 5, 2009 increased 88% compared with January 4, 2009. This increase was largely due to an unusually low accounts receivable balance as of the end of fourth quarter 2008 as a result of a two week holiday shutdown in December resulting in lower shipments. Days sales outstanding was 41 days as of the first quarter of 2009 compared with days sales outstanding of 20 days as of the fourth quarter 2008.

     Our net inventories were $56.0 million as of the first quarter of 2009 compared with $60.6 million at the end of 2008. This resulted in inventory days decreasing from 256 days at the end of 2008 to 246 days at the end of the first quarter of 2009. Net inventory decreased by $4.6 million due primarily to increased shipment of the Flash related ProASIC3 product family and a concerted effort to reduce our wafer starts for Flash products to the lowest levels practicable. We will continue to restrict Flash wafer starts based on inventory levels and forecast sales of Flash products. However, in order to preserve our relationships with our foundries, the Company must continue to build certain minimum levels of Flash products during 2009 and thereafter, so an extended period of time will probably be necessary in order to draw down inventory levels closer to historical norms. We believe our Flash products are still attractive to our targeted customer base. We continue to focus our efforts on growing the Flash business and are aggressively marketing our Flash products in an effort to reduce our inventory. This may include certain promotional pricing for large volume orders (sometimes below our cost), which may negatively affect our gross margins. We are also monitoring market trends and significant events that may have an adverse effect on the carrying value of our inventory. Based on the information available during the first quarter of 2009, we incurred net charges of $2.1 million for excess and slow moving inventories and lower of cost or market issues. This includes a charge of $1.5 million associated with certain low yield wafer issues. If our business outlook changes in the future or if the current economic downturn continues or worsens, the Company may be required to establish reserves for a portion of the Flash inventory which could have a materially adverse affect on our business, financial condition, and/or results of operations.

	Three Months Ended
In thousands	Apr. 5, 2009	Apr. 6, 2008
Net cash (used in) provided by operating activities	$(6,494)	$3,522
Net cash provided by (used in) investing activities	$878	$(700)
Net cash provided by (used in) financing activities	$2,013	$(24,114)
     Cash used in operating activities was $6.5 million for the three months ended April 5, 2009. Uses of cash included a net loss of $3.0 million, an increase in accounts receivable of $10.2 million and in prepaid expenses and other current assets of $1.0 million and a decrease in accounts payable, accrued compensation and employee benefits, and other accrued liabilities of $9.7 million. These uses of cash were partially offset by cash provided by operating activities relating to non-cash adjustments for depreciation and stock based compensation costs of approximately $5.2 million, decreases in inventories of $4.6 million, decreases in other assets of $1.2 million and an increase in deferred income on sales to distributors of $6.2 million.
     Capital expenditures of $2.1 million were offset by net sales and maturities of available-for-sale securities of $2.9 million which resulted in net cash provided by investing activities of approximately $0.9 million for the three months ended April 5, 2009. Net cash provided by financing activities of $2.0 million for the three months ended April 5, 2009 relates mainly to issuance of common stock under employee stock plans net of tax withholdings.
     Cash provided by operating activities was $3.5 million for the three months ended April 6, 2008. Cash was provided by net income of $0.2 million, non-cash adjustments relating to depreciation, amortization and stock based compensation costs of approximately $4.8 million, an increase in accounts payable, accrued compensation and employee benefits, and other accrued liabilities of $3.6 million and an increase in deferred income to distributors of $6.6 million. These sources of cash were partially offset by an increase in accounts receivable of $8.2 million, an increase inventory of $1.7 million and an increase in other assets of $2.7 million. Net cash used by investing activities was $0.7 million. Purchases of property and equipment of $5.4 million was partially offset by net sales and maturities of available-for-sale securities of $5.1 million. Net cash used by financing activities of $24.1 million for the first three months of fiscal 2008 relates mainly to cash used to repurchase stock of $24.8 million partially offset by issuance of common stock under employee stock plans of $1.0 million.
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
Impact of Recently Issued Accounting Standards
     In the first quarter of 2009, we adopted SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”) as amended by FASB staff position FSP 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.”  This FSP provides additional guidance and disclosure requirements regarding the recognition and measurement of contingent assets acquired and contingent liabilities assumed in a business combination where the fair value of the contingent assets and liabilities cannot be determined as of the acquisition date.  SFAS 141R is applicable to business combinations on a prospective basis beginning in the first quarter of 2009. The effect of the adoption of SFAS 141R on our consolidated financial statements will depend on future business combination transactions, if any. We did not complete any business combinations in the first quarter of 2009.
     In April 2008 the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets”, (“FSP 142-3”), which amends the guidance about estimating the useful lives of recognized intangible assets and requires additional disclosures related to renewing or extending the terms of recognized intangible assets under SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). FSP 142-3 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. The adoption of FSP 142-3 did not have a material impact on our consolidated financial statements in the first quarter of 2009.
     In February 2008, the FASB issued FSP 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which provided for a one year deferral of the effective date of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually.  Therefore, in the first quarter of 2009, we adopted SFAS No. 157 for non-financial assets and non-financial liabilities. The adoption of SFAS 157 for non-financial assets and non-financial liabilities did not have a significant impact on our consolidated financial statements.
     In April 2009, the FASB issued FASB Staff Position No. 157-4 (“FSP 157-4”), which provides additional guidance on measuring fair value in accordance with FASB No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability has significantly decreased. FSP 157-4 shall be effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP 157-4 is not expected to have a significant impact on our consolidated financial statements.
     In April 2009, the FASB issued FASB Staff Position No.  115-2 (“FSP 115-2”) and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FAS 124-2”). FSP 115-2 and FAS 124-2 amend the other-than-temporary impairment guidance to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP 115-2 and FAS 124-2 are effective for us beginning in the second quarter of fiscal year 2009. The Company does not expect the adoption of FSP 115-2 and FAS 124-2 to have a significant impact on its financial statements.
     In April 2009, the FASB issued FASB Staff Position No. 107-1 (“FSP 107-1”) and APB 28-1 (“APB 28-1”), which amends SFAS 107, “Disclosures about Fair Value of Financial Instruments” and APB 28 to require disclosures about the fair value of financial instruments for interim reporting periods. FSP 107-1 and APB 28-1 does not change the accounting treatment for these financial instruments and is effective for us beginning in the second quarter of fiscal year 2009.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     As of April 5, 2009, our investment portfolio consisted primarily of asset backed obligations, corporate bonds, floating rate notes, and federal and municipal obligations. The principal objectives of our investment activities are to preserve principal, meet liquidity needs, and maximize yields. To meet these objectives, we invest excess liquidity only in high credit quality debt securities with average maturities of less than two years. We also limit the percentage of total investments that may be invested in any one issuer. Corporate investments as a group are also limited to a maximum percentage of our investment portfolio.
     Our investments are subject to interest rate risk. An increase in interest rates could subject us to a decline in the market value of our investments. These risks are mitigated by our ability to hold these investments for a period of time sufficient to recover the carrying value of the investment which may not be until maturity. A hypothetical 100 basis point increase in interest rates compared with interest rates at April 5, 2009, and January 4, 2009, would result in a reduction of approximately $1.1 million and $1.2 million in the fair value of our available-for-sale debt securities held at April 5, 2009, and January 4, 2009, respectively.
     In addition to interest rate risk, we are subject to market risk on our investments. We invest excess liquidity only in securities of A, A1, or P1 grade or better at the time of initial investment. Subsequent to purchasing these securities we may, from time to time, experience a downgrade in the ratings of our securities. When securities are downgraded, we reassess the securities and take necessary actions to sell or hold these securities to recovery based on information made available to us. We monitor all of our investments for impairment on a periodic basis. In the event that the carrying value of the investment exceeds its fair value and the decline in value is determined to be other than temporary, the carrying value is reduced to its current fair market value. In the absence of other overriding factors, we consider a decline in market value to be other than temporary when a publicly traded stock or a debt security has traded below book value for a consecutive six-month period. If an investment continues to trade below book value for more than six months, and mitigating factors such as general economic and industry specific trends including the creditworthiness of the issuer are not present this investment would be evaluated for impairment and written down to a balance equal to the estimated fair value at the time of impairment, with the amount of the write-down recorded in Interest income and other, net, on the consolidated statements of operations. If management concludes it has the intent and ability as necessary, to hold such securities for a period of time sufficient to allow for an anticipated recovery of fair value up to the cost of the investment, and the issuers of the securities are creditworthy, no other-than-temporary impairment is deemed to exist and the investment may be classified as long-term.
     In light of the bankruptcy filing by Lehman Brothers, we concluded that our investment in Lehman Brothers’ corporate bonds is other-than-temporarily impaired and therefore wrote down the investment in the third quarter of 2008 to its fair market value. The impairment charge of approximately $0.9 million was included in interest income and other, net on our consolidated statement of operations for the year ended January 4, 2009. There were no impairment charges relating to investments for fiscal 2007, 2006 or the three months ended April 5, 2009. Excluding the effect of the Lehman Brothers bond, the Company’s investment portfolio reflected net unrealized losses of $1.6 million as of April 5, 2009 and $1.4 million as of January 4, 2009. Although the current credit environment continues to be extremely volatile and uncertain, we do not believe that sufficient evidence exists at this point in time to conclude that any of our remaining investments have experienced an other-than-temporary impairment as of the first quarter of 2009. We continue to monitor our investments closely to determine if additional information becomes available that may have an adverse effect on the fair value and ultimate realizability of our investments.
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
Changes in Internal Control over Financial Reporting
     There were no significant changes to our internal controls during the quarter ended April 5, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II — OTHER INFORMATION

Item 1. Legal Proceedings
     None.
Item 1A. Risk Factors
     This Quarterly Report on Form 10-Q, including any information incorporated by reference herein, contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify forward looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. The forward looking statements contained in this Form 10-Q involve known and unknown risks, uncertainties, and situations that may cause our or our industry’s actual results, level of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these statements. These factors include those listed below in this Item 1A and those discussed elsewhere in this Form 10-Q. We encourage investors to review these factors carefully. We may from time to time make additional written and oral forward looking statements, including statements contained in our filings with the SEC. We do not undertake to update any forward looking statement that may be made from time to time by us or on our behalf, whether as a result of new information, future events or otherwise, except as required by law.
     Before deciding to purchase, hold, or sell our securities, you should be aware that our business faces numerous financial and market risks, including those described below, as well as general economic and business risks. The following discussion provides information concerning the material risks and uncertainties that we have identified and believe may adversely affect our business, our financial condition, or our results of operations. Before making an investment decision with respect to our securities, you should carefully consider these risks and uncertainties, as well as all of the other information included in this Form 10-Q.
Risks Related to Our Failure to Meet Expectations
     Our quarterly revenues and operating results are subject to fluctuations resulting from general economic conditions and a variety of risks specific to Actel or characteristic of the semiconductor industry, including booking and shipment uncertainties, supply problems, and price erosion. These and other factors make it difficult for us to accurately predict quarterly revenues and operating results, which may fail to meet our expectations. When we fall short of our quarterly revenue expectations, our operating results will probably also be adversely affected because the majority of our expenses are fixed and therefore do not vary with revenues. Any failure to meet expectations could cause our stock price to decline significantly.
The current worldwide economic crisis makes quarterly revenues difficult to predict.
     The current worldwide economic conditions and market instability make it difficult for us and our distributors to accurately forecast the product demands of our customers. Our failure, or the failure of our distributors, to accurately forecast customer demand for our products could adversely and perhaps materially affect our operating efficiencies and quarterly financial results.
We derive a significant percentage of our quarterly revenues from bookings received during the quarter, making quarterly revenues difficult to predict.
     We generate a significant percentage of our quarterly revenues from orders received during the quarter and “turned” for shipment within the quarter. Any shortfall in expected “turns” orders will adversely affect quarterly revenues. There are many factors that can cause a shortfall in turns orders, including declines in general economic conditions or the businesses of our customers, excess inventory in the distribution channel, and conversion of our products to ASICs or other competing products for price or other reasons. In addition, we sometimes book a disproportionately large percentage of turns orders during the final weeks of the quarter. Any failure or delay in receiving expected turns orders would adversely affect quarterly revenues.
We sometimes derive a significant percentage of our quarterly revenues from shipments made in the final weeks of the quarter, making quarterly revenues difficult to predict.

     We sometimes ship a disproportionately large percentage of our quarterly revenues during the final weeks of the quarter, which makes it difficult to accurately project quarterly revenues. Any failure to make scheduled shipments by the end of a quarter would adversely affect quarterly revenues.
Our military and aerospace shipments tend to be large and are subject to complex scheduling uncertainties, making quarterly revenues difficult to predict.
     Orders from military and aerospace customers tend to be large monetarily and irregular, which contributes to fluctuations in our net revenues and gross margins. These sales are also subject to more extensive governmental regulations, including greater export restrictions. Historically, it has been difficult to predict if and when export licenses will be granted, if required. In addition, products for military and aerospace applications require processing and testing that is more lengthy and stringent than for commercial applications, which increases the complexity of scheduling and forecasting as well as the risk of failure. It is often impossible to determine before the end of processing and testing whether products intended for military or aerospace applications will pass and, if not, it is generally not possible for replacements to be processed and tested in time for shipment during the same quarter. Any failure to make scheduled shipments by the end of a quarter would adversely affect quarterly revenues.
We derive a majority of our quarterly revenues from products resold by our distributors, making quarterly revenues difficult to predict.
     We generate the majority of our quarterly revenues from sales made through distributors. Since we generally do not recognize revenue on the sale of a product to a distributor until the distributor resells the product, our quarterly revenues depend on, and subject to fluctuations in, shipments by our distributors. We are therefore highly dependent on the accuracy of shipment forecasts from our distributors in setting our quarterly revenue expectations. We are also highly dependent on the timeliness and accuracy of resale reports from our distributors. Late or inaccurate resale reports, particularly in the last month of a quarter, contribute to our difficulty in predicting and reporting our quarterly revenues and/or operating results.
An unanticipated shortage of products available for sale may cause our quarterly revenues and/or operating results to fall short of expectations.
     In a typical semiconductor manufacturing process, silicon wafers produced by a foundry are sorted and cut into individual die, which are then assembled into individual packages and tested. The manufacture, assembly, and testing of semiconductor products is highly complex and subject to a wide variety of risks, including defects in photomasks, impurities in the materials used, contaminants in the environment, and performance failures by personnel and equipment. In addition, we may not discover defects or other errors in new products until after we have commenced volume production. Semiconductor products intended for military and aerospace applications and new products, such as our Actel Fusion, ProASIC 3, and Igloo FPGAs, are often more complex and more difficult to produce, increasing the risk of manufacturing- and design-related defects. Our failure to make scheduled shipments by the end of a quarter due to unexpected supply constraints or production difficulties would have an immediate and adverse effect on quarterly revenues.
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
     The semiconductor industry is characterized by intense price competition. The average selling price of a product typically declines significantly between introduction and maturity. We sometimes are required by competitive pressures to reduce the prices of our new products more quickly than cost reductions can be achieved. We also sometimes approve price reductions on specific direct sales for strategic or other reasons, and provide price concessions to our distributors for a portion of their original purchase price in order for them to address individual negotiations involving high-volume or competitive situations. Typically, a customer purchasing a small quantity of product for prototyping or development from a distributor will pay list price. However, a customer using our products in volume production will often negotiate a substantial price discount from the distributor. Under such circumstances, the distributor will in turn often negotiate and receive a price concession from Actel. This is a standard practice in the semiconductor industry and we provide some level of price concession to every distributor. We have also begun offering promotional price reductions on certain products to reduce inventory levels (sometimes below our cost). Unanticipated declines in the average selling prices of our products could cause our quarterly revenues and/or gross margin to fall short of expectations, which would adversely affect our quarterly financial results.
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
     Our net inventories were $56.0 million as of the first quarter of 2009 compared with $60.6 million at the end of 2008. Net inventory decreased by $4.6 million due primarily to increased shipment of the Flash related ProASIC3 product family and a concerted effort to reduce our wafer starts for Flash products to the lowest levels practicable. We will continue to restrict Flash wafer starts based on inventory levels and forecast sales of Flash products. However, in order to preserve our relationships with our foundries, the Company must continue to build certain minimum levels of Flash products during 2009 and thereafter, so an extended period of time will probably be necessary in order to draw down inventory levels closer to historical norms. We believe our Flash products are still attractive to our targeted customer base. We continue to focus our efforts on growing the Flash business and are aggressively marketing our Flash products in an effort to reduce our inventory. This may include certain promotional pricing for large volume orders (sometimes below our cost), which may negatively affect our gross margins. We are also monitoring market trends and significant events that may have an adverse effect on the carrying value of our inventory. Based on the information available during the first quarter of 2009, we incurred net charges of $2.1 million for excess and slow moving inventories and lower of cost or market issues. This includes a charge of $1.5 million associated with certain low-yield wafer issues. If our efforts to reduce our inventory of Flash products are not sufficiently successful, our business outlook changes, or the current economic downturn continues or worsens, the Company may be required to establish reserves for a portion of the Flash inventory, which could have a materially adverse affect on our results of operations for the periods in which the reserves are recorded.
     We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. We evaluate the realizability of our deferred tax assets by assessing our valuation allowance and, if necessary, we adjust the amount of such allowance. The factors used to assess the likelihood of realization include our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Our net deferred tax assets were $25.1 million at April 5, 2009. We continue to assess the recoverability of the deferred tax assets on an ongoing basis. If we subsequently conclude that it is more likely than not that all or a portion of the deferred tax assets will not be recovered, an additional valuation allowance against deferred tax assets will be necessary, which would adversely and perhaps materially affect our operating results for the periods in which the additional valuation allowances were recorded.
Our gross margin may decline as we increasingly compete with ASICs and serve the value-based market.
     The price we can charge for our products is constrained principally by our competition. While it has always been intense, we believe that price competition for new designs is increasing. This may be due in part to the transition toward high-level design methodologies. Designers can now wait until later in the design process before selecting a PLD or ASIC and it is easier to convert between competing PLDs or between a PLD and an ASIC. The increased price competition may also be due in part to the increasing penetration of PLDs into price-sensitive markets previously dominated by ASICs. We have strategically targeted many of our products at the value-based market, which is defined primarily by low prices. If our strategy is successful, we will generate an increasingly greater percentage of our net revenues from low-price products, which may make it more difficult to maintain our gross margin at our historical levels. In addition, gross margins on new products are generally lower than on mature products. Thus, if we generate a greater percentage of our net revenues from new products, our overall gross margin could be adversely affected. We have also begun offering promotional price reductions on certain products to reduce inventory levels (in some cases below our cost). Any long-term decline in our overall gross margin may have an adverse effect on our operating results.
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
     During the first quarter of 2009, we announced a Company-wide restructuring plan that, in conjunction with cost-reduction initiatives taken in the fourth quarter of 2008, is expected to result in a quarterly reduction in expenses of approximately $6.5 million in the third quarter of 2010 compared with the third quarter of 2008. We estimate that approximately $5.5 million of the quarterly reductions will be in operating spending and that the balance of savings will be in cost of goods sold, and expect to record additional charges of $4.0 million to $4.5 million for severance and other costs related to the restructuring between the first quarter of 2009 and the beginning of the third quarter of 2010, when the restructuring will be substantially complete. If we experience expenses in excess of what we anticipate in connection with these restructuring activities, such as unanticipated costs associated with closing a facility, or if we experience unanticipated inefficiencies as a result of these restructuring activities, such as excessive delays in developing new products caused by reduced headcount, our business, financial condition, and/or operating results could be adversely and perhaps materially affected. In addition, part of our restructuring plan involves increased offshoring, which involves numerous risks, including operational business issues such as productivity, efficiency, and quality; geographic, cultural, and communication issues; and information security, intellectual property protection, and other legal issues. Any of these issues could render our restructuring plan ineffective, which could have a materially adverse effect on our business, financial condition, and/or operating results.
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
     If problems occur in the operation or performance of our products, we may experience delays in meeting key introduction dates or scheduled delivery dates to our customers, in part because our products are manufactured by third parties. These problems also could cause us to incur significant re-engineering costs, divert the attention of our engineering personnel from our product development efforts, and cause significant customer relations and business reputation problems. Any error or defect might require product replacement or recall or obligate us to accept product returns and could cause us to incur additional liabilities. Any of the foregoing could have a material adverse effect on our financial results and business in the short and/or long term.
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
     Our experience generally suggests that the risk is greater when we attempt to develop products based in whole or in part on technologies with which we have limited experience. During 2005, we introduced our new Actel Fusion technology, which integrates analog capabilities, Flash memory, and FPGA fabric into a single chip that may be used with soft processor cores, including the ARM7 processor core that we offer. We have limited experience with analog circuitry and soft processor cores and no prior experience with integrated FPGAs.
Our introduction of the Actel Fusion FPGA presents numerous significant challenges.
     When entering a new market, the first-mover typically faces the greatest market and technological challenges. To be successful in the integrated FPGA market and realize the advantages of being the initial entrant, we need to understand the market, the competition, and the value proposition that we are bringing to potential customers; identify the early adopters and understand their buying process, decision criteria, and support requirements; and select the right sales channels and provide the right customer service, logistical, and technical support, including training. Any or all of these may be different for the integrated FPGA market than for the value-based or system-critical FPGA markets. Meeting these challenges is a top priority for Actel generally and for our sales and marketing organizations in particular. Our failure to meet these challenges could have a materially adverse effect on our business, financial condition, and/or operating results.
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
     As is common in the semiconductor industry, we have experienced from time to time in the past, and expect to experience in the future, difficulties and delays in achieving satisfactory, sustainable yields on new products. The fabrication of antifuse and Flash wafers is a complex process that requires a high degree of technical skill, state-of-the-art equipment, and effective cooperation between Actel and the foundry to produce acceptable yields. Minute impurities, errors in any step of the fabrication process, defects in the photomasks used to print circuits on a wafer, and other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to be non-functional. Yield problems increase the cost of our new products as well as the time it takes us to bring them to market, which can create inventory shortages and dissatisfied customers. Any prolonged inability to obtain adequate yields or deliveries of new products could have a materially adverse effect on our business, financial condition, and/or operating results. Whenever we become aware of yield issues, we make our best estimate of the loss associated with such yield issues, taking into consideration our estimate of the ultimate yield loss as well as potential replacement or reimbursement from our foundries. However, in most cases, the ultimate actual yield loss and replacement or reimbursement may not be known for many months. If our original estimate of the yield loss differs from the actual loss we may be required to take additional reserves, which could have a materially adverse affect on our results of operations for the periods in which the additional reserves are required.
New products are subject to greater inventory risks.
     We typically build inventories of new products in anticipation of future demand. If the anticipated demand fails to materialize, we could have excess inventory. Historically, it has been unnecessary of us to establish reserves on new products because we were able to match inventory levels with forecast sales by restricting wafer starts. However, with respect to our current levels of ProASIC 3 product family inventories, an extended period of time will probably be necessary in order to match inventory levels with forecast sales unless we are able to aggressively reduce our inventory, which may include certain promotional pricing for large volume orders, (sometimes below our cost). If our efforts to reduce our inventory are not sufficiently successful, we may be required to establish reserves for a portion of the inventory, which could have a materially adverse affect on our results of operations for the periods in which the reserves are recorded.
New products generally have lower gross margins.
     Our gross margin is the difference between the amount it costs Actel to make our products and the revenues we receive from the sale of those products. One of the most important variables affecting the cost of our products is manufacturing yields. With our customized antifuse and Flash manufacturing process requirements, we almost invariably experience difficulties and delays in achieving satisfactory, sustainable yields on new products. Until satisfactory yields are achieved, gross margins on new products are generally lower than on mature products. We have also begun offering promotional price reductions on certain products to reduce inventory levels (in some cases below our cost). The lower gross margins typically associated with new products could have a materially adverse effect on our operating results.

Risks Related to Competitive Disadvantages
     The semiconductor industry is intensely competitive. Our competitors include suppliers of ASICs, CPLDs, and FPGAs. Our principal direct competitors are Xilinx, Altera, and Lattice, all of which are suppliers of CPLDs and SRAM-based FPGAs; and QuickLogic, a supplier of antifuse-based FPGAs. Altera and Lattice have announced the development of FPGAs manufactured on embedded Flash processes. In addition, we face competition from suppliers of logic products based on new or emerging technologies. While we seek to monitor developments in existing and emerging technologies, our technologies may not remain competitive. We also face competition from companies that specialize in converting our products into ASICs.
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
     Our antifuse-based FPGAs and (to a lesser extent) Flash-based FPGAs are manufactured using customized steps that are added to otherwise standard manufacturing processes of independent wafer suppliers. There is considerably less operating history for the customized process steps than for the foundries’ standard manufacturing processes. Our dependence on customized processing steps means that, in contrast with competitors using standard manufacturing processes, we generally have more difficulty establishing relationships with independent wafer manufacturers; take longer to qualify a new wafer manufacturer; take longer to achieve satisfactory, sustainable wafer yields on new processes; may experience a higher incidence of production yield problems; must pay more for wafers; and may not obtain early access to the most advanced processes. Any of these factors could be a material disadvantage against competitors using standard manufacturing processes. As a result of these factors, our products typically have been fabricated using processes at least one generation behind the processes used by competing products. As a consequence, we generally have not fully realized the benefits of our technologies. Although we are attempting to obtain earlier access to advanced processes, we may not be able to overcome these competitive disadvantages.
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
     Our corporate offices are located in California, which was subject to power outages and shortages during 2001 and 2002. More extensive power shortages in the state could disrupt our operations and interrupt our research and development activities. Our foundry partners in Japan and Taiwan as well as our operations in California are located in areas that have been seismically active in the recent past. In addition, many of the countries outside of the United States in which we have or will have facilities or our foundry partners or assembly or other subcontractors are located have unpredictable and potentially volatile economic, social, or political conditions, including the risks of conflict between Taiwan and China, North Korea and South Korea, and India and Pakistan. The occurrence of these or similar events or circumstances could disrupt our operations and may have a materially adverse effect on our business, financial condition, and/or operating results.
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
     We do not manufacture any of the semiconductor wafers used in the production of our FPGAs. Our wafers are currently manufactured by Chartered in Singapore, Infineon in Germany, Panasonic in Japan, UMC in Taiwan, and Winbond in Taiwan. Our reliance on independent wafer manufacturers to fabricate our wafers involves significant risks, including lack of control over capacity allocation, delivery schedules, the resolution of technical difficulties limiting production or reducing yields, and the development of new processes. Although we have supply agreements with some of our wafer manufacturers, a shortage of raw materials or production capacity could lead any of our wafer suppliers to allocate available capacity to other customers, or to internal uses in the case of Infineon, which could impair our ability to meet our product delivery obligations and may have a materially adverse effect on our business, financial condition, and/or operating results.
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
Risk Related to the Conduct of International Business
     Unlike our older RTSX-S space-grade FPGAs, our new RTAX-S space-grade FPGAs are subject to the International Traffic in Arms Regulations (“ITAR”), which is administered by the U.S. Department of State. ITAR controls not only the export of RTAX-S FPGAs, but also the export of related technical data and defense services as well as foreign production. While we believe that we have obtained and will continue to obtain all required licenses for RTAX-S FPGA exports, we have undertaken corrective actions with respect to the other ITAR controls and are implementing improvements in our internal compliance program. If the corrective actions and improvements were to fail or be ineffective for a prolonged period of time, it could have a materially adverse effect on our business, financial condition, and/or operating results. In addition, the fact that our new RTAX-S space-grade FPGAs are ITAR-controlled may make them less attractive to foreign customers, which could also have a materially adverse effect on our business, financial condition, and/or operating results. The Department of Defense has requested a commodity jurisdiction determination for our RTSX-SU FPGAs. While we believe that our RTSX-SU FPGAs are properly subject to the same commodity jurisdiction as our RTSX-S FPGAs, a determination may be made that our RTSX-SU FPGAs are subject to ITAR, which would make them subject to the same risks as our RTAX-S FPGAs.
We depend on international operations for almost all of our products.
     We purchase almost all of our wafers from foreign foundries and have almost all of our commercial products assembled, packaged, and tested by subcontractors located outside the United States. These activities are subject to the uncertainties associated with international business operations, including trade barriers and other restrictions, changes in trade policies, governmental regulations, currency exchange fluctuations, reduced protection for intellectual property, war and other military activities, terrorism, changes in social, political, or economic conditions, and other disruptions or delays in production or shipments, any of which could have a materially adverse effect on our business, financial condition, and/or operating results. These risks will increase as our recently-announced restructuring plan progresses and offshoring increases.
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
     In 1994, Secretary of Defense William Perry directed the Department of Defense to avoid government-unique requirements when making purchases and rely more on the commercial marketplace. We believe that this trend toward the use of “off-the-shelf” products generally has helped our business. However, if this trend continued to the point where defense contractors customarily purchased commercial-grade parts rather than military-grade parts, the revenues and gross margins that we derive from sales to customers in the military and aerospace industries would erode, which could have a materially adverse effect on our business, financial condition, and/or operating results. On the other hand, if this trend toward the use of off-the-shelf products were to reverse, and defense contractors used more customized ASICs and fewer off-the-shelf products, the revenues and gross margins that we derive from sales to customers in the military and aerospace industries may erode, which could also have a materially adverse effect on our business, financial condition, and/or operating results.
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
     In light of the bankruptcy filing by Lehman Brothers in the third quarter of 2008, we concluded that our investment in a Lehman Brothers’ corporate bond was other-than-temporarily impaired and therefore wrote-down the investment to its fair market value. The impairment charge of approximately $0.9 million was included in interest income and other, net on our condensed consolidated statement of operations for the three and nine months ended October 5, 2008. Although the current credit environment continues to be extremely volatile and uncertain, we do not believe that sufficient evidence exists at this point in time to conclude that any of our remaining investments are other-than-temporarily impaired. We continue to monitor our investments closely to determine if additional information becomes available that may have an adverse effect on the fair value and ultimate realizability of our investments. If we concluded that any of our remaining investments were other-than-temporarily impaired, our operating results for the periods in which the write-downs occurred would be adversely and perhaps materially affected.
Risks Related to Changing Rules and Practices
     Pending or new accounting pronouncements, corporate governance or public disclosure requirements, or tax regulatory rulings could have an effect, possibly material and adverse, on our business, financial condition, and/or operating results. Any change in accounting pronouncements, corporate governance or public disclosure requirements, or taxation rules or practices, as well as any change in the interpretation of existing pronouncements, requirements, or rules or practices, may call into question our SEC or tax filings and could affect our reporting of transactions completed before the change.
Changes in accounting rules or practices may adversely affect our operating results.
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment: An Amendment of FASB Statements No. 123 and 95.” (“SFAS 123R”). SFAS 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and instead requires companies to recognize compensation expense using a fair-value based method for costs related to share-based payments, including stock options and employee stock purchase plans. We implemented the standard in the fiscal year that began January 2, 2006, and the adoption of SFAS 123R had a material effect on our consolidated operating results and earnings per share. In addition, the adoption of SFAS 123R has caused us to change our equity compensation strategy. Future changes in accounting rules or practices could materially and adversely affect our business and/or operating results.
Compliance with new or changed corporate governance and public disclosure requirements may adversely affect our operating results.
     Changing laws, regulations, and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new SEC regulations and Nasdaq Global Market rules, have resulted in significant additional expense. We are committed to maintaining high standards of corporate governance and public disclosure, and therefore have invested the resources necessary to comply with the evolving laws, regulations, and standards. This investment has resulted in increased general and administrative expenses as well as a diversion of management time and attention from revenue-generating activities to compliance activities. New or changed corporate governance and public disclosure requirements could materially and adversely affect our business and/or operating results. In addition, if our efforts to comply with new or changed laws, regulations, and standards differ from the activities intended by regulatory or governing bodies, we may be subject to lawsuits or sanctions or investigation by regulatory authorities, such as the SEC or The Nasdaq Global Market, and our reputation may be harmed.
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
     If the current worldwide economic crisis continues, it could result in circumstances (such as a sustained decline in our forecasted cash flows) indicating that the carrying value of our long-lived assets may be impaired. If we are required to record a charge to earnings because an impairment of our long-lived assets is determined, our operating results will be adversely effected.
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

ACTEL CORPORATION
Date: May 15, 2009	/s/ David L. Van De Hey
David L. Van De Hey
Vice President & General Counsel (on behalf of Registrant)

/s/ Dirk A. Sodestrom
Dirk A. Sodestrom
Acting Chief Financial Officer (as Principal Financial Officer)

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