Form 10-Q
period 2009-07-05
ACTEL CORP
filed 2009-08-14
CIK 907687

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 5, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of Common Stock outstanding as of August 12, 2009: 26,134,756

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ACTEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended			Six Months Ended
	July 5,	April 5,	July 6,	July 5,	July 6,
	2009	2009	2008	2009	2008
Net revenues	$45,227	$48,459	$57,649	$93,686	$112,405
Costs and expenses:
Cost of revenues	32,595	20,785	23,035	53,380	45,773
Research and development	15,326	16,393	17,103	31,719	33,812
Selling, general, and administrative	13,659	13,490	15,613	27,149	32,393
Restructuring and asset impairment charges	5,594	1,119	—	6,713	—
Amortization of acquisition related intangibles	192	193	—	385	—

Total costs and expenses	67,366	51,980	55,751	119,346	111,978

Income (loss) from operations	(22,139)	(3,521)	1,898	(25,660)	427
Interest income and other, net of expense	776	1,752	1,701	2,528	3,633

Income (loss) before tax provision	(21,363)	(1,769)	3,599	(23,132)	4,060
Tax provision	23,778	1,187	1,635	24,965	1,920

Net income (loss)	$(45,141)	$(2,956)	$1,964	$(48,097)	$2,140

Net income (loss) per share:
Basic	$(1.73)	$(0.11)	$0.08	$(1.84)	$0.08

Diluted	$(1.73)	$(0.11)	$0.08	$(1.84)	$0.08

Shares used in computing net income (loss) per share:
Basic	26,146	26,027	25,408	26,087	25,947

Diluted	26,146	26,027	26,155	26,087	26,416

See Notes to Unaudited Condensed Consolidated Financial Statements

ACTEL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 5,	Jan. 4,
	2009	2009 (1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$43,652	$49,639
Short-term investments	91,604	89,111
Accounts receivable, net	25,917	11,596
Inventories	40,467	60,630
Deferred income taxes	—	11,313
Prepaid expenses and other current assets	7,175	6,888

Total current assets	208,815	229,177
Long-term investments	4,245	7,807
Property and equipment, net	26,406	34,747
Goodwill and other intangible assets, net	34,957	35,540
Deferred income taxes	—	13,968
Other assets, net	28,211	22,022

	$302,634	$343,261

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,005	$14,672
Accrued compensation and employee benefits	7,438	11,240
Accrued licenses	4,083	3,952
Other accrued liabilities	5,469	5,274
Deferred income on shipments to distributors	30,270	24,316

Total current liabilities	55,265	59,454
Deferred compensation plan liability	4,454	4,086
Deferred rent liability	1,419	1,449
Accrued sabbatical compensation	2,561	2,739
Other long-term liabilities, net	12,151	7,208

Total liabilities	75,850	74,936
Commitments and contingencies (Notes 9 and 10)
Shareholders’ equity:
Common stock	26	25
Additional paid-in capital	237,740	232,168
(Accumulated deficit) Retained earnings	(11,117)	36,979
Accumulated other comprehensive income (loss)	135	(847)

Total shareholders’ equity	226,784	268,325

	$302,634	$343,261

(1)	Derived from audited financial statements included in the Form 10-K for the year ended January 4, 2009 (“2008 Form 10-K”), filed with the Securities and Exchange Commission.
See Notes to Unaudited Condensed Consolidated Financial Statements

ACTEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	July 5, 2009	July 6, 2008
Operating activities:
Net income (loss)	$(48,097)	$2,140
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,754	5,431
Asset impairment charges	5,499	238
Stock compensation expenses	3,565	4,296
Deferred income taxes	24,665	136
Changes in operating assets and liabilities:
Accounts receivable	(14,321)	(18,954)
Inventories	20,127	(9,420)
Prepaid expenses and other current assets	(287)	783
Other assets, net	(5,939)	(2,600)
Accounts payable, accrued compensation and employee benefits, and other accrued liabilities	(5,214)	9,239
Deferred income on shipments to distributors	5,954	8,941

Net cash provided by (used in) operating activities	(7,294)	230
Investing activities:
Purchases of property and equipment	(3,527)	(11,305)
Purchases of available-for-sale securities	(30,762)	(30,095)
Sales of available-for-sale securities	5,963	15,703
Maturities of available-for-sale securities	27,465	29,479
Changes in other long term assets	123	4

Net cash provided by (used in) investing activities	(738)	3,786
Financing activities:
Issuance of common stock under employee stock plans	2,358	4,176
Tax withholding on restricted stock	(313)	(574)
Repurchase of common stock	—	(24,764)

Net cash provided by (used in) financing activities	2,045	(21,162)

Net decrease in cash and cash equivalents	(5,987)	(17,146)
Cash and cash equivalents, beginning of period	49,639	30,119

Cash and cash equivalents, end of period	$43,652	$12,973

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net	$240	$144
Accrual for obligations under long-term license agreement	$9,489	$4,398
See Notes to Unaudited Condensed Consolidated Financial Statements

ACTEL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Summary of Significant Accounting Policies
     The accompanying unaudited condensed consolidated financial statements of Actel Corporation have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.
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
     These unaudited condensed consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in our 2008 Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three and six months ended July 5, 2009, are not necessarily indicative of future operating results.
     We have evaluated subsequent events, as defined by Statement of Financial Accounting Standards (SFAS) No. 165, “Subsequent Events,” through the date that the financial statements were issued on August 14, 2009.
     Income Taxes
     Our tax provision for income taxes is based on an estimated annual effective tax rate in compliance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS 109”), and Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting” (“APB 28”). Significant components affecting the tax rate include various foreign taxes, refundable tax credits, non-deductible meals & entertainment expenses, non-deductible stock-based compensation expense, and recognition of valuation allowances against deferred tax assets.
     SFAS 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. In assessing the potential need for a valuation allowance, SFAS 109 requires an evaluation of both negative evidence and positive evidence. An enterprise must use judgment in considering the relative impact of negative and positive evidence. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. In determining the need for and amount of our valuation allowance, if any, we assess the likelihood that we will be able to recover our deferred tax assets using historical levels of income, estimates of future income and tax planning strategies. As a result of recent cumulative losses and uncertainty regarding future taxable income, we determined in the second quarter of fiscal 2009, based on all available evidence, that there was substantial uncertainty as to the realizability of recorded net deferred tax assets in future periods and accordingly, we recorded a valuation allowance against all of our net deferred tax assets as of July 5, 2009 in the amount of $24.4 million.
     Impact of Recently Issued Accounting Standards
     In April 2009, the FASB issued FASB Staff Position No. 157-4 (“FSP 157-4”), which provides additional guidance on measuring fair value in accordance with FASB No. 157, Fair Value Measurements (“SFAS 157”), when the volume and level of activity for the asset or liability in relation to normal market activities has significantly decreased. FSP 157-4 was effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP 157-4 did not have an impact on our condensed consolidated financial statements.
     In April 2009, the FASB issued FASB Staff Position No. 115-2 (“FSP 115-2”) and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FAS 124-2”). FSP 115-2 and FAS 124-2 amend the other-than-temporary impairment guidance to modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities and improve the presentation and disclosure in the financial statements. FSP 115-2 and FAS 124-2 are effective for us beginning in the second quarter of fiscal year 2009. The adoption of FSP 115-2 and FAS 124-2 did not have an impact on our condensed consolidated financial statements.
In April 2009, the FASB issued FASB Staff Position No. 107-1 (“FSP 107-1”) and APB 28-1 (“APB 28-1”), which amends SFAS 107, “Disclosures about Fair Value of Financial Instruments” and APB 28 to require disclosures about the fair value of financial instruments for interim reporting periods. FSP 107-1 and APB 28-1 do not change the accounting treatment for these financial instruments and are effective for us beginning in the second quarter of fiscal year 2009. The adoption of these standards did not have an impact on our condensed consolidated financial statements.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued and whether that evaluation date is the date financial statements are issued (for public companies) or the date the financial statements are available to be issued (for non-public companies). The adoption of this pronouncement did not have a material impact on the Company’s condensed consolidated financial statements.
In June 2009, the FASB also issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS 168”). This standard establishes the FASB Accounting Standards Codification™ (“Codification”) as the single source of authoritative US GAAP. The Codification does not create any new GAAP standards but incorporates existing accounting and reporting standards into a new topical structure. The Codification will be effective for us July 6, 2009, and beginning with our third quarter financial statements filed on Form 10-Q.
2. Fair Value Measurement of Financial Instruments
     In accordance with SFAS 157, the objective of the fair-value measurement of our financial instruments is to reflect the hypothetical amounts at which we could sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS 157 describes three levels of inputs that may be used to measure fair value, as follows:
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
     The following table summarizes our financial instruments measured at fair value on a recurring basis in accordance with SFAS 157 as of July 5, 2009 (in thousands):

Fair Value Measurements Using
Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
Description	Total	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets:
Available-for-sale securities(1)	$136,220	$40,371	$95,849	—

(1)	Included in cash and cash equivalents, short-term and long-term investments on our condensed consolidated balance sheet.
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
     Although the current credit environment continues to be volatile and uncertain, we do not believe that sufficient evidence exists at this point in time to conclude that any of our remaining investments have experienced an other-than-temporary impairment in the six months ended July 5, 2009. We continue to monitor our investments closely to determine if additional information becomes available that may have an adverse effect on the fair value and ultimate realizability of our investments.
     Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion (loss) of discounts to maturity. Such amortization and accretion is included in interest income and other, net of expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income and other, net of expense.
     Realized gains and losses from sales of available-for-sale securities included in net income (loss) for the periods presented are reported in interest income and other, net of expense on the condensed consolidated statements of operations, as follows:

	Three Months Ended			Six Months Ended
	Jul. 5,	Apr. 5,	Jul. 6,	Jul. 5,	Jul. 6,
	2009	2009	2008	2009	2008
	(unaudited, in thousands)
Gross realized gains	$3	$5	$108	$8	$134
Gross realized losses	—	—	(62)	—	(63)
     The following is a summary of available-for-sale securities at July 5, 2009 and January 4, 2009:

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Values
	(In thousands)
July 5, 2009
Money market mutual funds	$40,371	$—	$—	$40,371
Asset backed obligations	15,799	100	(1,197)	14,702
Corporate bonds	27,660	444	(42)	28,062
U.S. Treasury obligations	3,536	83	—	3,619
U.S. government agency securities	24,896	720	—	25,616
Bonds issued by foreign countries	7,592	67	(4)	7,655
Municipal bonds	5,861	31	(4)	5,888
Floating rate notes	10,258	49	—	10,307

Total available-for-sale securities	$135,973	$1,494	$(1,247)	$136,220

Included in cash and cash equivalents				$40,371
Included in short term investments				91,604
Included in long term investments				4,245

Total available-for-sale securities				$136,220

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Values
	(In thousands)
January 4, 2009
Money market mutual funds	$36,580	$—	$—	$36,580
Asset backed obligations	25,559	5	(1,893)	23,671
Corporate bonds	37,032	198	(431)	36,799
U.S. Treasury obligations	3,549	23	—	3,572
U.S. government agency securities	30,629	746	—	31,375
Floating rate notes	1,500	1	—	1,501

Total available-for-sale securities	$134,849	$973	$(2,324)	$133,498

Included in cash and cash equivalents				$36,580
Included in short term investments				89,111
Included in long term investments				7,807

Total available-for-sale securities				$133,498

     The following is a summary of available-for-sale securities that were in an unrealized loss position as of July 5, 2009:

	Aggregate	Aggregate
	Value of	Fair Value
	Unrealized	of
	Loss	Investments
	(In thousands)
Unrealized loss position for less than twelve months	$(33)	$10,666
Unrealized loss position for greater than or equal to twelve months	$(1,214)	$9,017
     It is our intention and within our ability, as necessary, to hold these securities in an unrealized loss position for a period of time sufficient to allow for an anticipated recovery of fair value up to (or greater than) the cost of the investment. In addition, we have assessed the creditworthiness of the issuers of the securities and have concluded that based upon all these factors that other-than-temporary impairment of these securities does not exist at July 5, 2009. At July 5, 2009 and January 4, 2009, we classified $4.2 million and $7.8 million, respectively, of the investments we intend to hold to recovery as long-term because these investment securities carry maturity dates greater than twelve months from the balance sheet date.
     The adjustments to unrealized gains (losses) on investments, net of taxes, included as a separate component of shareholders’ equity totaled approximately ($1.0) million for the six months ended July 5, 2009.
     The expected maturities of our investments in debt securities at July 5, 2009, are shown below. Expected maturities can differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(In thousands)
Available-for-sale debt securities:
Due in less than one year	$62,745
Due in one to five years	33,103

$95,849

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
     The fair value of the Company’s stock options granted to employees was estimated using the following weighted-average assumptions for the periods presented:

	Three Months		Six Months
	Ended		Ended
	Jul. 5,	Jul. 6,	Jul. 5,	Jul. 6,
	2009	2008	2009	2008
Option Plan Shares
Expected term (in years)	5.4	5.5	5.25	5.5
Volatility	50.8%	38.2%	49.8%	39.0%
Risk-free interest rate	2.5%	3.3%	2.2%	2.9%
Weighted-average fair value per share	$5.93	$6.92	$5.25	$6.07
ESPP Shares
Expected term (in years)	1.25	1.25	1.25	1.25
Volatility	60%	42%	60%	42%
Risk-free interest rate	0.6%	2.12%	0.6%	2.12%
Weighted-average fair value per share	$2.22	$4.01	$2.22	$4.01

Stock-Based Compensation Expense
     The Company recorded $1.9 million and $3.6 million of stock-based compensation expense for the three and six months ended July 5, 2009, respectively, and $2.1 million and $4.3 million for the three and six months ended July 6, 2008, respectively as follows (in thousands):

	Three Months Ended
	Jul. 5, 2009	Jul. 6, 2008
Cost of revenues	$113	$102
Research and development	896	944
Selling, general, and administrative	870	1,090

Total stock-based compensation expense, before income taxes	1,879	2,136
Tax benefit	—	430

Total stock-based compensation expense, net of income taxes	$1,879	$1,706

	Six Months Ended
	Jul. 5, 2009	Jul. 6, 2008
Cost of revenues	$245	$197
Research and development	1,809	1,970
Selling, general, and administrative	1,511	2,129

Total stock-based compensation expense, before income taxes	3,565	4,296
Tax benefit	—	832

Total stock-based compensation expense, net of income taxes	$3,565	$3,464

          No tax benefit has been recorded for the three and six month periods ended July 5, 2009, due to the Company recording a valuation allowance against all of its deferred tax assets.
Stock Option Plans
     The following table summarizes our stock option activity and related information for the six months ended July 5, 2009:

		Weighted-
		Average	Weighted-Average	Aggregate Intrinsic
	Number	Exercise	Remaining	Value
Options	of Shares	Price	Contractual Term	(in thousands)
Outstanding at January 4, 2009	6,347,731	16.05
Granted	679,940	12.13
Exercised	(13,417)	11.06
Forfeitures and cancellations	(614,027)	16.30

Outstanding at July 5, 2009	6,400,227	15.62	5.98	$135

Vested and expected to vest at July 5, 2009	6,281,023	15.67	5.92	$130

Exercisable at July 5, 2009	4,246,304	16.94	4.52	$81

Employee Stock Purchase Plan (ESPP)
     The Employee Stock Purchase Plan (“ESPP”) gives employees the opportunity to purchase shares of common stock through payroll deductions. The ESPP consists of continuous and overlapping 24-month offering periods commencing on or about February 1 and August 1 of each year. Each offering period consists of four six-month purchase periods in which shares are purchased on an employee's behalf. To participate in the ESPP, eligible employees authorize payroll deductions not to exceed 15% of a participant's compensation during the offering period and $10,000 in any calendar year. At the end of each purchase period, shares are purchased on an employee's behalf at a purchase price equal to 85% of the lesser of the fair market value of the common stock on (i) the first trading day of the offering period, or (ii) the last day of the purchase period. The Company recorded $0.4 million and $0.9 million of stock-based compensation expense relating to the ESPP for the three and six months ended July 5, 2009, respectively.

Restricted Stock Units (RSU)
     The following is a summary of RSU activity for the six months ended July 5, 2009:

		Weighted-Average
		Grant Date Fair
	Number of shares	Value
Nonvested at January 4, 2009	290,448	$12.62
Awarded	122,884	$12.46
Vested	(80,465)	$12.34
Forfeited	(9,539)	$12.60

Nonvested at July 5, 2009	323,328	$12.63

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
4. Credits to Distributors
     We sell our products to OEMs and to distributors who resell our products to OEMs or their contract manufacturers. We recognize revenue on products sold to our OEMs upon shipment. Revenues generated by the Protocol Design Services organization are recognized as the services are performed. Because sales to our distributors are generally made under agreements allowing for price adjustments, credits, and right of return under certain circumstances, we generally defer recognition of revenue on products sold to distributors until the products are resold by the distributor and price adjustments are determined at which time our final net sales price is fixed. Deferred revenue net of the corresponding deferred cost of sales are recorded in the caption deferred income on shipments to distributors in the liability section of the consolidated balance sheet. Deferred income effectively represents the gross margin on the sale to the distributor, however, the amount of gross margin we recognize in future periods will be less than the originally recorded deferred income as a result of negotiated price concessions. Distributors resell our products to end customers at various negotiated price points which vary by end customer, product, quantity, geography and competitive pricing environments. When a distributor’s resale is priced at a discount from list price, we credit back to the distributor a portion of their original purchase price after the resale transaction is complete. Thus, a portion of the deferred income on shipments to distributors balance will be credited back to the distributor in the future. Based upon historical trends and inventory levels on hand at each of our distributors as of July 5, 2009, we currently estimate that approximately $11.1 million of the deferred income on shipments to distributors on the Company’s consolidated balance sheet as of July 5, 2009, will be credited back to the distributors in the future. These amounts will not be recognized as revenue and gross margin in our consolidated statement of operations. Since we expect our distributors to “turn” their inventory balances five to six times a year, we expect that a majority of the inventory held by our distributors at the end of any quarter will be resold to end customers over the next two quarters. As of July 5, 2009, we had $36.4 million of deferred revenue and $6.1 million of deferred cost of goods sold recognized as a net $30.3 million of deferred income on shipments to distributors. As of January 4, 2009, we had $35.2 million of deferred revenue and $10.9 million of deferred cost of goods sold recognized as a net $24.3 million of deferred income on shipments to distributors.
     Our payment terms generally require the distributor to settle amounts owed to us based on list price, which generally are in excess of their actual cost due to price adjustments and credits. Accordingly, we generally credit back to the distributor a portion of their original purchase price, usually within 30 days after the resale transaction has been reported to the Company. This practice has an adverse effect on the working capital of our distributors since they are required to pay the full list price to Actel and receive a subsequent discount only after the product has been sold to a third party. As a consequence, beginning in the third quarter of fiscal 2007, we entered into written business arrangements with certain distributors under which we issue advance credits to the distributors to minimize the adverse effect on the distributor’s working capital. The advance credits generally amount to a month of estimated credits based on an average of actual historical credits over the prior quarter. The advance credits are updated and settled on a quarterly basis. The advance credits have no affect on our revenue recognition since revenue from distributors is not recognized until the distributor sells the product, but the advance credits reduce our accounts receivable and deferred income on shipments to distributors as reflected in our condensed consolidated balance sheets. The amount of the advance credits as of July 5, 2009 and

January 4, 2009 were $7.0 million, already netted against deferred income on shipments to distributors of $30.3 million and $6.0 million already netted against deferred income on shipments to distributors of $24.3 million, respectively.
5. Goodwill and other intangible assets, net
     Goodwill is recorded when consideration paid in an acquisition exceeds the fair value of the net tangible and intangible assets acquired. We account for goodwill in accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) which addresses the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition. Under SFAS 142, we do not amortize goodwill, but instead test for impairment annually or more frequently if certain events or changes in circumstances indicate that the carrying value may not be recoverable. We completed our annual goodwill impairment tests during the fourth quarter of 2008 and noted no indicators of impairment.
     In light of the sequential decrease in sales for the three months ended July 5, 2009 when compared with the three months ended April 5, 2009 and the decrease in sales when compared to the same prior year three month period ended July 6, 2008, the significant losses during the quarter driven largely by excess inventory reserves, fixed asset impairments and deferred tax valuation adjustments and the overall uncertainty regarding future profitability, the Company determined that it would be appropriate to evaluate its goodwill for possible impairment. In accordance with Company policy, in assessing our goodwill, we start with our market capitalization as the initial basis for the analysis. In addition to our market capitalization, we also consider other factors in determining our enterprise fair value including control premiums from observable transactions involving controlling interests in comparable companies as well as overall market conditions. In analyzing the daily market price per share of the Company the market value per share has been above the book value continuously for the three months ended July 5, 2009 and also through August 13, 2009. Accordingly, the Company does not believe that the impact of the current quarter operating results are likely to have a sufficient impact on the market price of the Company’s shares to drop the enterprise value below its book value triggering the second step of the impairment assessment.
     Our net goodwill and other intangible assets were $35.0 million at the end of the second quarter of 2009 and $35.5 million at the end of fourth quarter of 2008. We had originally established a valuation allowance for a portion of the net operating loss carryforwards acquired in connection with the acquisition of Gatefield. Statement of Financial Accounting Standards No. 141R “Business Combinations” (“SFAS 141R”) which became effective on the first day of our current fiscal year, changes how business acquisitions are accounted for and affects financial statements both on the acquisition date and in subsequent periods and became effective for the Company beginning in the first quarter of 2009. Under SFAS 141R, the release of any valuation allowance for acquired tax attributes related to Gatefield will now result in a tax provision (benefit) as opposed to an adjustment to the carrying amount of goodwill.
     As a result of the Pigeon Point Systems acquisition during the third quarter of 2008, we recorded $0.2 million and $0.4 million in amortization of identified intangible assets for the three and six months ended July 5, 2009 respectively.
6. Inventories
     Inventories consist of the following:

	Jul. 5,	Jan. 4,
	2009	2009
	(In thousands)
Inventories:
Purchased parts and raw materials	$8,326	$14,372
Work-in-process	22,206	28,913
Finished goods	9,935	17,345

	$40,467	$60,630

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
     We write down our inventory for estimated obsolescence or unmarketability equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future demand and market conditions. To address this difficult, subjective, and complex area of judgment, we apply a methodology that includes assumptions and estimates to arrive at the net realizable value. First, we identify any inventory that has been previously written down in prior periods. This inventory remains written down until sold, destroyed, or otherwise dispositioned. Second, we examine inventory line items that may have some form of non-conformance with electrical and mechanical standards. Third, we assess the inventory not otherwise identified to be written down against product history and forecasted demand. Finally, we analyze the result of this methodology in light of the product life cycle, design win activity, and competitive situation in the marketplace to derive an outlook for consumption of the inventory and the appropriateness of the resulting inventory levels. If actual future demand or market conditions are less favorable than those we have projected, additional inventory write-downs may be required.
     We typically build-up inventories of new products early in their life cycles in order to support anticipated demand and to provide stock inventory to distributors to support initial sales of the product. The Company will also establish sufficient inventory levels of new products to respond quickly to new customer orders. Accordingly, we typically do not establish excess inventory reserves for newer products until we have developed sufficient trend information to support reasonable assumptions regarding acceptance of the product and future demand trends. Once the product has been available on the market for a sufficient period of time, generally two years or more, the Company will begin to assess the need for excess inventory reserves based on history and forecasted demand as noted above.
     We made “last time buys” of certain products from our wafer suppliers during 2003, 2005 and 2007. Evaluations of last time buy inventory resulted in a write down of $0.5 million in 2008, and $2.2 million in 2007 of last time buy material. These write-downs were recorded because actual sell through results did not meet expectations or estimates of expected future demand. There were no write downs of last time buy inventory in the first two quarters of 2009. Carrying values of approximately $1.2 million and $1.4 million related to last time buy purchases were included in inventory on the balance sheet as at July 5, 2009 and January 4, 2009 respectively.
     We have historically built-up inventories of new products early in their life cycles, but the recent build-up in inventory for the new Flash products was particularly pronounced due to a conscious effort to support increased turns business and shorter lead times for the end consumer products at which the Flash products are targeted. In an effort to reduce our inventory levels, we will continue to restrict Flash wafer starts based on inventory levels and forecast sales of Flash products. However, in order to preserve our relationships with our foundries, the Company must continue to build certain minimum levels of Flash products during 2009 and thereafter, so an extended period of time will probably be necessary in order to draw down inventory levels closer to historical norms. We believe our Flash products are still attractive to our targeted customer base. We continue to focus our efforts on growing the Flash business and are aggressively marketing our Flash products in an effort to reduce our inventory. This may include certain promotional pricing for large volume orders (sometimes below our cost), which may negatively affect our gross margins. We are also monitoring market trends and significant events that may have an adverse effect on the carrying value of our inventory.
     In accordance with company policy and consistent with historical practice, during the second quarter of 2009, the Company performed an in-depth analysis of its inventory levels and in particular its Flash inventory levels to determine whether additional excess reserves should be established. Some of the newer Flash product lines have now been in production for two years or more which typically triggers the Company’s initial analysis of potential excess inventory. The analysis took into consideration the general acceptance of the products on the market, short and mid-term forecasted demand, the high levels of Flash inventory on hand relative to the historical norms, and the results of recent promotional efforts to reduce inventory levels of Flash products. Although the Company has been able to reduce some of its Flash inventory in recent quarters, the Company determined that additional reserves of $13.3 million for excess inventory would be required as of the end of the second quarter of fiscal 2009.

7. Net Income (Loss) per Share
     The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended			Six Months Ended
	Jul. 5,	Apr. 5,	Jul. 6,	Jul. 5,	Jul. 6,
	2009	2009	2008	2009	2008
	(unaudited, in thousands except per share amounts)
Basic:
Weighted-average common shares outstanding	26,146	26,027	25,408	26,087	25,947

Net income (loss)	$(45,141)	$(2,956)	$1,964	$(48,097)	$2,140

Net income (loss) per share	$(1.73)	$(0.11)	$0.08	$(1.84)	$0.08

Diluted:
Weighted-average common shares outstanding	26,146	26,027	25,408	26,087	25,947
Net effect of dilutive employee stock options — based on the treasury stock method	—	—	747	—	469

Shares used in computing net income (loss) per share	26,146	26,027	26,155	26,087	26,416

Net income (loss)	$(45,141)	$(2,956)	$1,964	$(48,097)	$2,140

Net income (loss) per share	$(1.73)	$(0.11)	$0.08	$(1.84)	$0.08

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
     For the fiscal quarters ended July 5, 2009 and April 5, 2009 and six months ended July 5 2009, we incurred a net loss and the inclusion of stock options in the shares used for computing diluted earnings per share would have been anti-dilutive and would have reduced the net loss per share. Accordingly, all Common Stock equivalents (such as stock options) have been excluded from the shares used to calculate diluted net loss per share for those periods.
     For the three and six months ended July 6, 2008, options outstanding under our stock option plans to purchase approximately 2,727,533 and 4,864,427 shares, respectively, of our common stock were excluded from the treasury stock method used to determine the net effect of dilutive employee stock options because their inclusion would have had an anti-dilutive effect on net income per share.
8. Comprehensive Income (Loss)
     The components of comprehensive income (loss), net of tax, are as follows:

	Three Months Ended			Six Months Ended
	Jul. 5,	Apr. 5,	Jul. 6,	Jul. 5,	Jul. 6,
	2009	2009	2008	2009	2008
	(unaudited, in thousands)
Net income (loss)	$(45,141)	$(2,956)	$1,964	$(48,097)	$2,140
Change in gain (loss) on available-for-sale securities, net of tax amounts of $700, ($80), ($366), $619 and ($396), respectively	1,116	(129)	(583)	987	(633)
Reclassification adjustment for gains (losses) included in net income (loss), net of tax amounts of ($1) ($2), ($18), ($3) and ($28), respectively	(2)	(3)	(28)	(5)	(43)

Other comprehensive income (loss), net of tax amounts of $699, ($82), ($384), $616 and ($424), respectively	1,114	(132)	(611)	982	(676)

Total comprehensive income (loss)	$(44,027)	$(3,088)	$1,353	$(47,115)	$1,464

Accumulated other comprehensive income (loss) is presented on the accompanying condensed consolidated balance sheets and consists of the accumulated net unrealized gain (loss) on available-for-sale securities.
9. Legal Matters and Loss Contingencies
     From time to time we are notified of claims, including claims that we may be infringing patents owned by others, or otherwise become aware of conditions, situations, or circumstances involving uncertainty as to the existence of a liability or the amount of a loss. When probable and reasonably estimable, we make provisions for estimated liabilities. As we sometimes have in the past, we may settle disputes and/or obtain licenses under patents that we are alleged to infringe. We can offer no assurance that any pending or threatened claim or other loss contingency will be resolved or that the resolution of any such claim or contingency will not have a materially adverse effect on our business, financial condition, and/or results of operations. Our failure to resolve a claim could result in litigation or arbitration, which can result in significant expense and divert the efforts of our technical and management personnel, whether or not determined in our favor. Our evaluation of the effect of these claims and contingencies could change based upon new information. Subject to the foregoing, we do not believe that the resolution of any pending or threatened legal claim or loss contingency is likely to have a materially adverse effect on our financial position as of July 5, 2009, or results of operations or cash flows.
10. Commitments
     As of July 5, 2009, the Company had approximately $12.2 million of remaining non-cancelable license fee payment obligations to providers of electronic design automation software expiring at various dates through 2012. The current portion of these obligations is recorded in “Accrued licenses” and the long-term portion of these obligations is recorded at net present value in “Other long-term liabilities, net” on the accompanying balance sheets. Approximately $0.3 million and $23.6 million of these contractual obligations are recorded in “Prepaid expenses and other current assets” and “Other assets, net”, respectively.
11. Shareholders’ Equity
     Our Board of Directors authorized a stock repurchase program in September 1998 whereby shares of our Common Stock may be purchased from time to time in the open market at the discretion of management. Additional shares were authorized for repurchase in each of 1999, 2002, 2004, 2005 and 2008. In 2008, we repurchased 1,937,061 shares for $24.9 million. There were no repurchases under the plan in 2007 or 2006. As of July 5, 2009, we have remaining authorization to repurchase up to 1,673,742 shares. Our Board of Directors recently adopted a plan under Rule 10b5-1 promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934 that will permit us to purchase shares of our Common Stock under our stock repurchase program at any time when the criteria under the Rule 10b5-1 plan are met.
12. Restructuring and Asset Impairment
Reduction in Force
     In the fourth quarter of fiscal 2008, we initiated a restructuring program in order to reduce our operating costs and focus our resources on key strategic priorities. The restructuring affected a total of 60 full-time positions globally in the fourth quarter of 2008 and 40 full-time positions globally in the first quarter of 2009. In connection with this restructuring plan, we recorded restructuring charges totaling $1.2 million and $2.4 million relating to termination benefits in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit of Disposal Activities” (“SFAS 146”) in the first six months of 2009 and the fourth quarter of 2008, respectively. Restructuring charges primarily related to employee compensation and related charges, including stock compensation expenses. Restructuring charges of $0.2 million remain on our consolidated balance sheet as of July 5, 2009 and are included in “Accounts payable” and “Accrued compensation and employee benefits”. The remaining accrual associated with these termination benefits is expected to be substantially paid during fiscal 2009.
     The following represents a summary of our restructuring activity for the six months ended July 5, 2009:

Restructuring
Liabilities
(in thousands)
Balance at January 4, 2009	$1,200
Restructuring charges	1,216
Payments	(2,232)

Balance at July 5, 2009	$184

Impairment of long-lived assets
     During the first quarter of 2008, Actel began to experience significant increases in bookings for its Flash product family that includes Fusion, Igloo and ProASIC3. To support the expected ramp up in manufacturing, Actel ordered additional testing and sorting equipment. However, as a result of the worldwide economic crisis, a significant number of these product orders were cancelled beginning in the second half of 2008 and the new potential product sale opportunities did not materialize in the volume originally anticipated. As a result of this, during the second quarter of 2009, the Company recorded a non-cash impairment charge of $5.5 million for certain manufacturing fixed assets that were determined to be excess to current and expected future manufacturing requirements and were taken out of service.

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
Critical Accounting Policies and Estimates
     Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosure of contingent assets and liabilities. The U.S. Securities and Exchange Commission has defined critical accounting policies as those that are most important to the portrayal of our financial condition and results and also require us to make the most difficult, complex and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Based upon this definition, our most critical policies include revenue recognition, inventories, stock-based compensation, legal matters, goodwill and long-lived asset impairment and income taxes. We also have other key accounting policies that either do not generally require us to make estimates and judgments that are as difficult or as subjective or they are less likely to have a material effect on our reported results of operations for a given period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates. In addition, if these estimates or their related assumptions change in the future, it could result in material expenses being recognized on the consolidated statements of operations. There have been no significant changes in our critical accounting estimates during the six months ended July 5, 2009 as compared with the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended January 4, 2009.
Results of Operations

	Three Months Ended					Six Months Ended
	(a)	(b)	% change	(c)	% change	(d)	(e)	% change
(dollars in thousands)	Jul. 5, 2009	Apr. 5, 2009	(a/b)	Jul. 6, 2008	(a/c)	Jul. 5, 2009	Jul. 6, 2008	(d/e)
Net revenues	$45,227	$48,459	(7%)	$57,649	(22%)	$93,686	$112,405	(17%)
Gross margin	$12,632	$27,674	(54%)	$34,614	(64%)	$40,306	$66,632	(40%)
% of net revenues	28%	57%		60%		43%	59%
Research and development	$15,326	$16,393	(7%)	$17,103	(10%)	$31,719	$33,812	(6%)
% of net revenues	34%	34%		30%		34%	30%
Selling, general, and administrative	$13,659	$13,490	1%	$15,613	(13%)	$27,149	$32,393	(16%)
% of net revenues	30%	28%		27%		29%	29%
Restructuring and asset impairment charges	$5,594	$1,119	400%	$—	—	$6,713	$—	—
	12%	2%		0%		7%	0%

Tax provision (benefit)	$23,778	$1,187	1,903%	$1,635	1,354%	$24,965	$1,920	1,200%
% of net revenues	53%	2%		3%		27%	2%

Net Revenues
     Net revenues were $45.2 million for the second quarter of 2009, a 7% decrease from the first quarter of 2009 and a 22% decrease from the second quarter of 2008. These revenue decreases were largely due to the impact of the worldwide economic downturn. Net revenues decreased between the first and second quarter of 2009 due to a 14% decrease in the overall average selling prices (ASPs) which was partially offset by a 9% increase in the number of units sold. Flash unit shipments increased 19%, which was partially offset by a decline of 7% in the corresponding ASP for Flash. This decrease in ASP was the result of a change in product mix with the increased unit shipments coming from lower priced commercial products. Net revenues for the second quarter of 2009 decreased 22% compared to the second quarter of 2008 due to a 27% decrease in the overall average selling prices (ASPs) which was partially offset by a 7% increase in the number of units sold. The unit volume increase was due to increased sales of Flash products which also contributed to the overall decline in ASPs. Flash products typically carry lower ASPs than other product families.
     Net revenues were $93.7 million for the six months of 2009, a 17% decrease from the first six months of 2008. Net revenues for the six month period decreased due to a 20% decrease in ASPs which was partially offset by an increase in unit sales of 3%. The unit volume increase and lower ASPs was primarily due to higher sales of Flash products as noted above.
Gross Margin
     Gross margin was 28% of net revenues for the second quarter of 2009 compared with 57% for the first quarter of 2009 and 60% for the second quarter of 2008. Second quarter 2009 gross margin was negatively impacted by charges of $13.3 million during the quarter in order to write down excess Flash inventory to its estimated net realizable value. Standard margins also declined during the quarter due to a change in mix with a higher percentage of revenue coming from Flash products, which typically carry lower margins than legacy antifuse products. Margins in both quarters were also negatively impacted by negative overhead variances largely as the result of fixed overhead costs and lower production volumes during the 2009 quarters. The second quarter of 2008 included $1.4 million in royalty revenue, including $1.0 million associated with the settlement of certain prior year claims, compared with $0.5 million in royalties in the second quarter of 2009.
     Gross margin for the first six months of 2009 declined to 43% of net revenues compared with 59% for the first six months of 2008 due to the factors noted above.
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
Research & Development (R&D)
     R&D expenditures were $15.3 million, or 34% of net revenues, for the second quarter of 2009 compared with $16.4 million, or 34% of net revenues, for the first quarter of 2009 and $17.1 million, or 30% of net revenues, for the second quarter of 2008. R&D spending decreased $1.1 million in the second quarter of 2009 compared with the first quarter of 2009 due to a decrease in salaries, payroll taxes and benefits as a result of the March 2009 reduction in force coupled with an increase in grant reimbursements. R&D expenses decreased $1.8 million compared with the second quarter of 2008 as a result of significantly lower costs associated with mask revisions as well as lower costs for incentive compensation as a result of the decrease in profitability in 2009. Recognition of stock-based compensation expense under SFAS 123(R) was $0.9 million for the three month period ended July 5, 2009, compared with $0.9 million for the first quarter of 2009 and $0.9 million for the second quarter of 2008.
     R&D expenditures were $31.7 million, or 34% of net revenue for the first six months of 2009 compared with $33.8 million or 30% of net revenues for the first six months of 2008. R&D spending decreased due primarily to lower costs associated with mask revisions, wafer development costs, and incentive compensation. Stock based compensation expense was $1.8 million and $2.0 million for the six months ended July 5, 2009, and July 6, 2008, respectively.
Selling, General and Administrative (SG&A)
     SG&A expenses were $13.7 million, or 30% of net revenues for the second quarter of 2009 compared with $13.5 million, or 28% of net revenues for the first quarter of 2009 and $15.6 million, or 27% of net revenues for the second quarter of 2008. The slight increase in SG&A expenses in the second quarter of 2009 as compared with the first quarter of 2009 was due to increases in travel and entertainment costs as well as an increase in professional fees associated with setting up overseas operations. SG&A expenses in the second quarter of 2009 decreased $1.9 million as compared with the second quarter of 2008 due primarily to a decrease in salaries, payroll taxes and benefits as result of reductions in force in the fourth quarter of 2008 and first quarter of 2009 coupled with lower incentive compensation and commission payments as a result of lower revenues in the second quarter of 2009 as compared with the second quarter of 2008. Recognition of stock-based compensation expense under SFAS 123(R) was $0.9 million for the three month period ended July 5, 2009, compared with $0.6 million for the first quarter of 2009 and $1.1 million for the second quarter of 2008.
     SG&A expenses were $27.1 million, or 29% of net revenue for the first six months of 2009 compared with $32.4 million or 29% of net revenues for the first six months of 2008. SG&A expenses decreased due to decreases in payroll and related costs as a result of the reductions in force, declines in bonus and commission expenses as a result of sales declines, and generally lower costs as a result of the Company’s cost reduction efforts. SG&A expenses for first six months of 2008 included costs associated with the Company’s stock option investigation and restatement of $1.6 million, including $1.0 million of compensation expenses associated with expired options. Stock-based compensation expense under SFAS 123(R) was $1.5 million for the six months ended July 5, 2009, compared with $2.1 million for the six months ended July 6, 2008.
Restructuring and asset impairment charges
     During the first quarter of 2009, we announced a Company-wide restructuring plan that, in conjunction with cost-reduction initiatives taken in the fourth quarter of 2008, is expected to result in a quarterly reduction in expenses of approximately $6.5 million in the third quarter of 2010 compared with the third quarter of 2008. We expect to record charges of $4.0 million to $4.5 million for severance and other costs related to the restructuring between the first quarter of 2009 and the beginning of the third quarter of 2010, when the restructuring will be substantially complete.
     Restructuring and asset impairment charges were $5.6 million, or 12% of net revenues, for the second quarter of 2009 compared with $1.1 million, or 2% of net revenues, for the first quarter of 2009. We recorded restructuring charges totaling $0.1 million and $1.1 million relating to termination benefits for the three months ended July 5, 2009 and April 5, 2009, respectively. We recorded non-cash asset impairment charges totaling $5.5 million for the three months ended July 5, 2009 for certain manufacturing fixed assets that were determined to be excess to current and expected future manufacturing requirements. Restructuring charges relating to termination benefits were $1.2 million and asset impairment charges were $5.5 million for the first six months of 2009.
Income Taxes
     The provision for income taxes was based on an annual effective tax rate calculated in compliance with SFAS 109 and APB 28. During the second quarter of fiscal 2009, the Company recorded a tax provision of $23.8 million on a second quarter pre-tax loss of $21.4 million, compared with a $1.2 million tax provision on a first quarter 2009 pretax loss of $1.8 million and a $1.6 million tax provision on pretax income of $3.6 million for the second quarter of fiscal 2008. The difference in the tax provisions is primarily due to the valuation allowance recorded against 100% of the net deferred tax assets during the current period.
     For the three months ended July 5, 2009, the difference between the provision for income taxes that would be derived by applying the statutory rate to our income before tax and the income tax provision actually recorded is due primarily to the effect of various foreign taxes, refundable tax credits, non-deductible SFAS 123(R) stock-based compensation expenses, and the recording of valuation allowance against deferred tax assets.
     For the three months ended July 6, 2008, the difference between the provision for income taxes that would be derived by applying the statutory rate to our income before tax and the income tax provision actually recorded is primarily due to the impact of non-deductible SFAS 123(R) stock-based compensation expenses which is partially offset by tax credits.
     The “American Recovery and Reinvestment Act of 2009” (Recovery Act) was signed into law on February 17, 2009, which (among other things) extended the ability to claim additional first year depreciation, extended the ability to trade bonus and accelerated depreciation for refundable deferred tax credits. Included in the annual effective tax rate is an estimate of the annual benefit as a refundable tax credit.
     Our net deferred tax assets were reduced to zero at July 5, 2009. Based on all available evidence, we have concluded that it is more likely than not that all of the deferred tax assets will not be recovered, and additional valuation allowance against deferred tax assets is necessary. As a result of recent cumulative losses and uncertainty regarding future tax income, we determined in the second quarter of fiscal 2009, based on all available evidence that there was substantial uncertainty as to the realizability of the deferred tax asset in future periods and accordingly we recorded a full valuation allowance against our net deferred tax assets in the amount of $24.4 million.

Financial Condition, Liquidity, and Capital Resources
     Our total assets were $302.6 million as of the end of the second quarter of 2009 compared with $343.3 million as of the end of the fourth quarter of 2008. The following table sets forth certain financial data from the condensed consolidated balance sheets expressed as the percentage change from January 4, 2009 to July 5, 2009.

	As of	As of
In thousands	Jul. 5, 2009	Jan. 4, 2009	$ change	% change
Cash and cash equivalents, short and long term investments	$139,501	$146,557	$(7,056)	(5%)
Accounts receivable, net	$25,917	$11,596	$14,321	124%
Inventories	$40,467	$60,630	$(20,163)	(33%)
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
     There were no other-than-temporary impairment charges relating to investments for the six months ended July 5, 2009. Although the current credit environment continues to be volatile and uncertain, we do not believe that sufficient evidence exists at this point in time to conclude that any of our remaining investments have experienced an other-than-temporary impairment in the six months of 2009. We continue to monitor our investments closely to determine if additional information becomes available that may have an adverse effect on the fair value and ultimate realizability of our investments.
     Accounts receivable at July 5, 2009 increased 124% compared with January 4, 2009. This increase was largely due to an unusually low accounts receivable balance as of the end of the fourth quarter of 2008 as a result of a two week holiday shutdown in December resulting in lower shipments. Days sales outstanding were 52 days as of the second quarter of 2009 compared with days sales outstanding of 20 days as of the fourth quarter 2008.
     We have historically built-up inventories of new products early in their life cycles, but the recent build-up in inventory for the new Flash products was particularly pronounced due to a conscious effort to support increased turns business and shorter lead times for the end consumer products at which the Flash products are targeted. In an effort to reduce our inventory levels, we will continue to restrict Flash wafer starts based on inventory levels and forecast sales of Flash products. However, in order to preserve our relationships with our foundries, the Company must continue to build certain minimum levels of Flash products during 2009 and thereafter, so an extended period of time will probably be necessary in order to draw down inventory levels closer to historical norms. We believe our Flash products are still attractive to our targeted customer base. We continue to focus our efforts on growing the Flash business and are aggressively marketing our Flash products in an effort to reduce our inventory. This may include certain promotional pricing for large volume orders (sometimes below our cost), which may negatively affect our gross margins. We are also monitoring market trends and significant events that may have an adverse effect on the carrying value of our inventory.
     In accordance with company policy and consistent with historical practice, during the second quarter of 2009, the Company performed an in-depth analysis of its inventory levels and in particular its Flash inventory levels to determine whether additional excess reserves should be established. Some of the newer Flash product lines have now been in production for two years or more which typically triggers the Company’s initial analysis of potential excess inventory. The analysis took into consideration the general acceptance of the products on the market, short and mid-term forecasted demand, the high levels of Flash inventory on hand relative to the historical norms, and the results of recent promotional efforts to reduce inventory levels of Flash products. Although the Company has been able to reduce some of its Flash inventory in recent quarters, the Company determined that additional reserves of $13.3 million for excess inventory would be required as of the end of the second quarter of fiscal 2009.

	Six Months Ended
In thousands	Jul. 5, 2009	July 6, 2008
Net cash (used in) provided by operating activities	$(7,294)	$230
Net cash (used in) provided by investing activities	$(738)	$3,786
Net cash provided by (used in) financing activities	$2,045	$(21,162)

     Cash used in operating activities was $7.3 million for the six months ended July 5, 2009. Uses of cash included a net loss of $48.1 million, an increase in accounts receivable of $14.3 million, an increase in prepaid expenses and other current assets of $0.3 million, an increase in other assets, net of $5.9 million and a decrease in accounts payable, accrued compensation and employee benefits, and other accrued liabilities of $5.2 million. The net loss was partially offset by non-cash adjustments for depreciation and amortization, asset impairment charges, stock based compensation costs and deferred income taxes of approximately $40.5 million, decreases in inventories of $20.1 million and decreases in deferred income on sales to distributors of $6.0 million.
     Capital expenditures of $3.5 million were largely offset by sales and maturities, net of purchases of available-for-sale securities of $2.7 million and an increase in other long term assets of $0.1 million resulting in net cash used by investing activities of approximately $0.7 million for the six months ended July 5, 2009. Net cash provided by financing activities of $2.0 million for the six months ended July 5, 2009 relates mainly to issuance of common stock under employee stock plans net of tax withholdings.
     Cash provided by operating activities was $0.2 million for the six months ended July 6, 2008. Cash provided by operating activities included net income of $2.1 million, non-cash adjustments relating to depreciation and stock based compensation costs of approximately $9.9 million, prepaid and other current assets of $0.8 million, other liabilities of $9.2 million and deferred income of $9.0 million. These were partially offset by cash used to fund increases in accounts receivable of $19.0 million, inventories of $9.4 million and licenses and other assets of $2.6 million.
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
Impact of Recently Issued Accounting Standards
     In April 2009, the FASB issued FASB Staff Position No. 157-4 (“FSP 157-4”), which provides additional guidance on measuring fair value in accordance with FASB No. 157, Fair Value Measurements (“SFAS 157”), when the volume and level of activity for the asset or liability in relation to normal market activities has significantly decreased. FSP 157-4 was effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP 157-4 did not have an impact on our condensed consolidated financial statements.
     In April 2009, the FASB issued FASB Staff Position No. 115-2 (“FSP 115-2”) and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FAS 124-2”). FSP 115-2 and FAS 124-2 amend the other-than-temporary impairment guidance to modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities and improve the presentation and disclosure in the financial statements. FSP 115-2 and FAS 124-2 are effective for us beginning in the second quarter of fiscal year 2009. The adoption of FSP 115-2 and FAS 124-2 did not have an impact on our condensed consolidated financial statements.
In April 2009, the FASB issued FASB Staff Position No. 107-1 (“FSP 107-1”) and APB 28-1 (“APB 28-1”), which amends SFAS 107, “Disclosures about Fair Value of Financial Instruments” and APB 28 to require disclosures about the fair value of financial instruments for interim reporting periods. FSP 107-1 and APB 28-1 do not change the accounting treatment for these financial instruments and are effective for us beginning in the second quarter of fiscal year 2009. The adoption of these standards did not have an impact on our condensed consolidated financial statements.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued and whether that evaluation date is the date the financial statements are issued (for public companies) or the date the financial statements are available to be issued (for non-public companies). The adoption of this pronouncement did not have a material impact on the Company’s condensed consolidated financial statements.
In June 2009, the FASB also issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS 168”). This standard establishes the FASB Accounting Standards Codification™ (“Codification”) as the single source of authoritative US GAAP. The Codification does not create any new GAAP standards but incorporates existing accounting and reporting standards into a new topical structure. The Codification will be effective for us July 6, 2009, and beginning with our third quarter financial statements filed on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
     As of July 5, 2009, our investment portfolio consisted primarily of asset backed obligations, corporate bonds, floating rate notes, and federal and municipal obligations. The principal objectives of our investment activities are to preserve principal, meet liquidity needs, and maximize yields. To meet these objectives, we invest excess liquidity only in high credit quality debt securities with average maturities of less than two years. We also limit the percentage of total investments that may be invested in any one issuer. Corporate investments as a group are also limited to a maximum percentage of our investment portfolio.
     Our investments are subject to interest rate risk. An increase in interest rates could subject us to a decline in the market value of our investments. These risks are mitigated by our ability to hold these investments for a period of time sufficient to recover the carrying value of the investment which may not be until maturity. A hypothetical 100 basis point increase in interest rates compared with interest rates at July 5, 2009, and January 4, 2009, would result in a reduction of approximately $0.9 million and $1.2 million in the fair value of our available-for-sale debt securities held at July 5, 2009, and January 4, 2009, respectively.
     In addition to interest rate risk, we are subject to market risk on our investments. We invest excess liquidity only in securities of A, A1, or P1 grade or better at the time of initial investment. Subsequent to purchasing these securities we may, from time to time, experience a downgrade in the ratings of our securities. When securities are downgraded, we reassess the securities and take necessary actions to sell or hold these securities to recovery based on information made available to us. We monitor all of our investments for impairment on a periodic basis. In the event that the carrying value of the investment exceeds its fair value and the decline in value is determined to be other than temporary, the carrying value is reduced to its current fair market value. In the absence of other overriding factors, we consider a decline in market value to be other than temporary when a publicly traded stock or a debt security has traded below book value for a consecutive six-month period. If an investment continues to trade below book value for more than six months, and mitigating factors such as general economic and industry specific trends including the creditworthiness of the issuer are not present this investment would be evaluated for impairment and may be written down to a balance equal to the estimated fair value at the time of impairment, with the amount of the write-down recorded in Interest income and other, net, on the consolidated statements of operations. If management concludes it has the intent and ability as necessary, to hold such securities for a period of time sufficient to allow for an anticipated recovery of fair value up to the cost of the investment, and the issuers of the securities are creditworthy, no other-than-temporary impairment is deemed to exist and the investment may be classified as long-term.
     Although the current credit environment continues to be volatile and uncertain, we do not believe that sufficient evidence exists at this point in time to conclude that any of our remaining investments have experienced an other-than-temporary impairment in the six months of 2009. We continue to monitor our investments closely to determine if additional information becomes available that may have an adverse effect on the fair value and ultimate realizability of our investments.

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
Changes in Internal Control over Financial Reporting
     There were no changes to our internal controls during the quarter ended July 5, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
     We generate the majority of our quarterly revenues from sales made through distributors. Since we generally do not recognize revenue on the sale of a product to a distributor until the distributor resells the product, our quarterly revenues depend on, and are subject to fluctuations in, shipments by our distributors. We are therefore highly dependent on the accuracy of shipment forecasts from our distributors in setting our quarterly revenue expectations. We are also highly dependent on the timeliness and accuracy of resale reports from our distributors. Late or inaccurate resale reports, particularly in the last month of a quarter, contribute to our difficulty in predicting and reporting our quarterly revenues and/or operating results.
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
As is also common in the semiconductor industry, our independent wafer suppliers from time to time experience lower than anticipated yields of usable die. Wafer yields can decline without warning and may take substantial time to analyze and correct, particularly for a company like Actel that utilizes independent facilities, almost all of which are offshore. Yield problems are most common at new foundries, particularly when new technologies are involved, or on new processes or new products, particularly new products on new processes. Our FPGAs are also manufactured using customized processing steps, which may increase the incidence of production yield problems as well as the amount of time needed to achieve satisfactory, sustainable wafer yields on new processes and new products. In addition, if we discover defects or other errors in a new product that require us to “re-spin” some or all of the product’s mask set, we must expense the photomasks that are replaced. This type of expense is becoming more significant as the cost and complexity of photomask sets continue to increase. Lower than expected yields of usable die or other unanticipated increases in the cost of our products could reduce our gross margin, which would adversely affect our quarterly operating results. In addition, in order to win designs, we generally must price new products on the assumption that manufacturing cost reductions will be achieved, which often do not occur as soon as expected. Our margins can also be negatively impacted by overhead variances, which can occur when our production volumes decline but many of our overhead costs remain fixed. This has negatively affected our gross margins in each of the first two quarters of 2009 and is likely to continue until business conditions improve and/or we are able to achieve reductions in fixed overhead costs. The failure to achieve expected manufacturing or other cost reductions during a quarter could reduce our gross margin, which would adversely affect our quarterly operating results.
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
     We have historically built-up inventories of new products early in their life cycles, but the recent build-up in inventory for the new Flash products was particularly pronounced due to a conscious effort to support increased turns business and shorter lead times for the end consumer products at which the Flash products are targeted. In an effort to reduce our inventory levels, we will continue to restrict Flash wafer starts based on inventory levels and forecast sales of Flash products. However, in order to preserve our relationships with our foundries, the Company must continue to build certain minimum levels of Flash products during 2009 and thereafter, so an extended period of time will probably be necessary in order to draw down inventory levels closer to historical norms. We believe our Flash products are still attractive to our targeted customer base. We continue to focus our efforts on growing the Flash business and are aggressively marketing our Flash products in an effort to reduce our inventory. This may include certain promotional pricing for large volume orders (sometimes below our cost), which may negatively affect our gross margins. We are also monitoring market trends and significant events that may have an adverse effect on the carrying value of our inventory.
     In accordance with company policy and consistent with historical practice, during the second quarter of 2009, the Company performed an in-depth analysis of its inventory levels and in particular its Flash inventory levels to determine whether additional excess reserves should be established. Some of the newer Flash product lines have now been in production for two years or more which typically triggers the Company’s initial analysis of potential excess inventory. The analysis took into consideration the general acceptance of the products on the market, short and mid-term forecasted demand, the high levels of Flash inventory on hand relative to the historical norms, and the results of recent promotional efforts to reduce inventory levels of Flash products. Although the Company has been able to reduce some of its Flash inventory in recent quarters, the Company determined that additional reserves of $13.3 million for excess inventory would be required as of the end of the second quarter of fiscal 2009.
     Our tax provision (benefit) is based on an estimated annual tax rate in compliance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS 109”), and Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting” (APB 28”). Significant components affecting the tax rate include various foreign taxes, refundable tax credits, non-deductible meals & entertainment, non-deductible stock-based compensation expense, and recognition of valuation allowances against deferred tax assets.
     SFAS No. 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. In assessing the potential need for a valuation allowance, SFAS 109 requires an evaluation of both negative evidence and positive evidence. An enterprise must use judgment in considering the relative impact of negative and positive evidence. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. In determining the need for and amount of our valuation allowance, we assess the likelihood that we will be able to recover our deferred tax assets using historical levels of income, estimates of future income and tax planning strategies. As a result of recent cumulative losses and uncertainty regarding future taxable income, we determined in the second quarter of fiscal 2009, based on all available evidence, that there was substantial uncertainty as to the realizability of the deferred tax asset in future periods and accordingly we recorded a valuation allowance against all of our net deferred tax assets at July 5, 2009 in the amount of $24.4 million.
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
     During the first quarter of 2009, we announced a Company-wide restructuring plan that, in conjunction with cost-reduction initiatives taken in the fourth quarter of 2008, is expected to result in a quarterly reduction in expenses of approximately $6.5 million in the third quarter of 2010 compared with the third quarter of 2008. We expect to record charges of $4.0 million to $4.5 million for severance and other costs related to the restructuring between the first quarter of 2009 and the beginning of the third quarter of 2010, when the restructuring will be substantially complete. If we experience expenses in excess of what we anticipate in connection with these restructuring activities, such as unanticipated costs associated with closing a facility, or if we experience unanticipated inefficiencies as a result of these restructuring activities, such as excessive delays in developing new products caused by reduced headcount, our business, financial condition, and/or operating results could be adversely and perhaps materially affected. In addition, part of our restructuring plan involves increased offshoring, which involves numerous risks, including operational business issues such as productivity, efficiency, and quality; geographic, cultural, and communication issues; and information security, intellectual property protection, and other legal issues. Any of these issues could render our restructuring plan ineffective, which could have a materially adverse effect on our business, financial condition, and/or operating results.
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
     When entering a new market, the first-mover typically faces the greatest market and technological challenges. Although our Fusion products were the first of their kind, they are competitive to some degree with products from established companies in existing markets, such as FPGA, analog, and microcontroller companies. Market acceptance of our Fusion products could be negatively impacted by various factors including our failure to (1) effectively respond to market conditions and the competition; (2) understand and effectively communicate the value proposition for existing and potential customers and understand their buying process, decision criteria, and support requirements; and (3) select the right sales channels and provide the right customer service, logistical, and technical support, including training. Any or all of these challenges may be different for the integrated FPGA market than for the value-based or system-critical FPGA markets. Customer adoption of our Fusion products has been slower than anticipated. Meeting the challenges associated with marketing and selling Fusion products is a top priority for Actel generally and for our sales and marketing organizations in particular. Our failure to meet these challenges could have a materially adverse effect on our business, financial condition, and/or operating results.
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
     We typically build inventories of new products in anticipation of future demand. If the anticipated demand fails to materialize, we could have excess inventory. Historically, it has been unnecessary of us to establish reserves on new products because we were able to match inventory levels with forecast sales by restricting wafer starts. However, with respect to our current levels of ProASIC 3 product family inventories, an extended period of time will probably be necessary in order to match inventory levels with forecast sales unless we are able to aggressively reduce our inventory, which may include certain promotional pricing for large volume orders, (sometimes below our cost). During the second quarter of 2009 the Company established excess inventory reserves of $13.3 million associated with new products, primarily Flash products. If our efforts to further reduce our inventory are not sufficiently successful, we may be required to establish further reserves for an additional portion of the inventory, which could have a materially adverse affect on our results of operations for the periods in which the reserves are recorded.
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
     All existing FPGAs not based on antifuse technology and certain CPLDs are reprogrammable. The one-time programmability of our antifuse FPGAs is necessary or desirable in some applications, but logic designers generally prefer to prototype with a reprogrammable logic device. This is because the designer can reuse the device if an error is made. The visibility associated with discarding a one-time programmable device often causes designers to select a reprogrammable device even when an alternative one-

time programmable device offers significant advantages. This bias in favor of designing with reprogrammable logic devices appears to increase as the size of the design increases. Although we now offer reprogrammable Flash devices, we may not be able to overcome this competitive disadvantage.
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
     We have been notified that one of our wafer suppliers is planning to shut down the manufacturing line used to make our Act 1, Act 2, and Act 3 product families. In an effort to continue to offer these products to our customers, we have decided to make a “last time buy” purchase of what we estimate is enough inventory from our wafer supplier to be able to continue to ship these products for the next ten years. This will mean that we buy approximately $7 million worth of wafers from our supplier over the next year. These “last time buy” purchases will be added to our inventory. A failure to properly estimate demand for these products may have a materially adverse effect on our business, financial condition, and/or operating results. If we have under-estimated demand for these products, it could cause significant customer relations and business reputation problems and our customers may switch to other suppliers. If we have over-estimated demand for these products, it could lead to problems associated with excess inventory. In the past, evaluations of last time buy inventory has resulted in write-downs, taken because actual sell through results did not meet expectations or estimations of expected future demand.
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
     Although we have contracts with our distributors, the agreements are terminable by either party on short notice. We consolidated our distribution channel in 2001 by terminating our agreement with Arrow Electronics, Inc., which accounted for 13% of our net revenues in 2001. On March 1, 2003, we again consolidated our distribution channel by terminating our agreement with Pioneer-Standard Electronics, Inc., which accounted for 26% of our net revenues in 2002, after which Unique Technologies, Inc. (“Unique”), a sales division of Memec, was our sole distributor in North America. Unique accounted for 33% of our net revenues in 2004. During 2005, Avnet acquired Memec, after which Avnet became our primary distributor in North America. Avnet accounted for 36% of our net revenues in 2008 compared with 40% in 2007 and 2006. Even though Xilinx is Avnet’s biggest line, our transition from Unique to Avnet was generally satisfactory. The loss of Avnet as a distributor, or a significant reduction in the level of design wins or sales generated by Avnet, could have a materially adverse effect on our business, financial condition, and/or operating results. In 2006, we added Mouser as a distributor in North America and elsewhere and in 2008 we added Future as an additional distributor in North America.
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
Risk Related to the Conduct of International Business
     Exports of our products are subject to export controls such as the Export Administration Regulations (“EAR”) administered by the U.S. Department of Commerce and the International Traffic in Arms Regulations (“ITAR”) administered by the U.S. Department of State. These regulations may require pre-shipment authorization from the administering department. Failure to comply with these regulations can result in penalties that could harm our ability to sell to the U.S. government and its contractors. It is also possible that these regulations could adversely affect our ability to manufacture and sell our products outside the United States. Delays or failures in obtaining export licenses could disrupt our operations and may have a materially adverse effect on our business, financial condition, and/or operating results.
     Most of our products are subject to the EAR; however, unlike our older RTSX-S space-grade FPGAs, our new RTAX-S space-grade FPGAs are subject to the ITAR. ITAR controls not only the export of RTAX-S FPGAs, but also the export of related technical data and defense services as well as foreign production. While we believe that we have obtained and will continue to obtain all required licenses for RTAX-S FPGA exports, we have undertaken corrective actions with respect to the other ITAR controls and are implementing improvements in our internal compliance program. If the corrective actions and improvements were to fail or be ineffective for a prolonged period of time, it could have a materially adverse effect on our business, financial condition, and/or operating results. In addition, the fact that our new RTAX-S space-grade FPGAs are ITAR-controlled may make them less attractive to foreign customers, which could also have a materially adverse effect on our business, financial condition, and/or operating results.
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
     In light of the sequential decrease in sales for the three months ended July 5, 2009 when compared with the three months ended April 5, 2009 and the decrease in sales when compared to the same prior year three month period ended July 6, 2008, the significant losses during the quarter driven largely by excess inventory reserves, fixed asset impairments and deferred tax valuation adjustments and the overall uncertainty regarding future profitability, the Company determined that it would be appropriate to evaluate its goodwill for possible impairment. In accordance with Company policy, in assessing our goodwill, we start with our market capitalization as the initial basis for the analysis. In addition to our market capitalization, we also consider other factors in determining our enterprise fair value including control premiums from observable transactions involving controlling interests in comparable companies as well as overall market conditions. In analyzing the daily market price per share of the Company the market value per share has been above the book value continuously for the three months ended July 5, 2009 and also through August 12, 2009. Accordingly, the Company does not believe that the impact of the current quarter operating results are likely to have a sufficient impact on the market price of the Company’s shares to drop the enterprise value below its book value triggering the second step of the impairment assessment.

If our long-lived assets become impaired, our operating results will be adversely affected.
     During the first quarter of 2008, Actel began to experience significant increases in bookings for its Flash product family that includes Fusion, Igloo and ProASIC3. To support the expected ramp up in manufacturing, Actel ordered additional testing and sorting equipment. However, a significant amount of these orders were cancelled and the new potential opportunities did not materialize. This was largely due to the worldwide economic crisis. As a result of this, during the second quarter of 2009, the Company recorded a non-cash impairment charge of $5.5 million for certain manufacturing fixed assets that were determined to be excess to current and expected future manufacturing requirements.
     If the current worldwide economic crisis continues, it could result in circumstances (such as a sustained decline in our forecasted cash flows) indicating that the carrying value of our long-lived assets may be further impaired. If we are required to record an additional charge to earnings because an impairment of our long-lived assets is determined, our operating results will be adversely effected.

Item 4.	Submission of Matters to a Vote of Security Holders
     The 2009 Annual Meeting of Shareholders of Actel was held on June 5, 2009. At the Annual Meeting, our shareholders (i) elected directors to serve until the next Annual Meeting of Shareholders and until their successors are elected; (ii) increased the number of shares available for the Employee Stock Purchase Plan and (iii) ratified the appointment of Ernst & Young LLP as our registered public accounting firm for the fiscal year ending January 3, 2010.
     The vote on election of directors was as follows:

Nominee	For	Withheld	Absentions	Broker Non-Votes
John C. East	24,630,190	358,039	353,094	0
James R. Fiebiger	23,073,425	1,914,804	353,094	0
Jacob S. Jacobsson	23,692,725	1,295,504	353,094	0
Patrick W. Little	21,810,080	3,178,149	353,094	0
J. Daniel McCranie	23,605,314	1,382,915	353,094	0
Jeffrey C. Smith	24,781,982	206,247	353,094	0
Robert G. Spencer	21,428,554	3,559,675	353,094	0
Eric J. Zahler	21,813,329	3,174,900	353,094	0
     The vote for Employee Stock Purchase Plan was as follows:

For	Against	Abstain	Broker Non-Votes
20,972,992	777,690	845,771	2,744,870
     The vote on ratification of the appointment of Ernst & Young LLP was as follows:

For	Against	Abstain	Broker Non-Votes
24,996,097	321,697	23,579	0

Item 6.	Exhibits

Exhibit Number	Description
10.1	Employment contract for Maurice E. Carson

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTEL CORPORATION
Date: August 14, 2009	/s/ John C. East
John C. East
President and Chief Executive Officer (on behalf of Registrant)

/s/ Dirk A. Sodestrom
Dirk A. Sodestrom
Corporate Controller and Acting Chief Financial Officer (as Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description
10.1	Employment contract for Maurice E. Carson

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.