Form 10-Q
period 2009-10-04
ACTEL CORP
filed 2009-11-12
CIK 907687

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 4, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
Number of shares of Common Stock outstanding as of November 10, 2009: 26,184,832

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ACTEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	Oct. 4,	Oct. 5,	Oct. 4,	Oct. 5,
	2009	2008	2009	2008
Net revenues	$47,248	$53,215	$140,934	$165,620
Costs and expenses:
Cost of revenues	18,760	22,343	72,140	68,116
Research and development	14,839	16,995	46,558	50,807
Selling, general, and administrative	13,196	15,038	40,345	47,431
Restructuring and asset impairment charges	175	—	6,888	—
Amortization of acquisition related intangibles	193	458	578	458

Total costs and expenses	47,163	54,834	166,509	166,812

Income (loss) from operations	85	(1,619)	(25,575)	(1,192)
Interest income and other, net of expense	664	465	3,192	4,098

Income (loss) before tax provision	749	(1,154)	(22,383)	2,906
Tax provision (benefit)	(157)	219	24,808	2,139

Net income (loss)	$906	$(1,373)	$(47,191)	$767

Net income (loss) per share:
Basic	$0.03	$(0.05)	$(1.81)	$0.03

Diluted	$0.03	$(0.05)	$(1.81)	$0.03

Shares used in computing net income (loss) per share:
Basic	26,160	25,726	26,111	25,873

Diluted	26,247	25,726	26,111	26,267

See Notes to Unaudited Condensed Consolidated Financial Statements

ACTEL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	October 4,	January 4,
	2009	2009 (1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$55,887	$49,639
Short-term investments	86,612	89,111
Accounts receivable, net	22,837	11,596
Inventories, net	38,392	60,630
Deferred income taxes	—	11,313
Prepaid expenses and other current assets	7,688	6,888

Total current assets	211,416	229,177
Long-term investments	3,245	7,807
Property and equipment, net	24,778	34,747
Goodwill and other intangible assets, net	35,132	35,540
Deferred income taxes	—	13,968
Other assets, net	29,756	22,022

Total assets	$304,327	$343,261

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,006	$14,672
Accrued compensation and employee benefits	6,510	11,240
Accrued licenses	4,279	3,952
Other accrued liabilities	4,909	5,274
Deferred income on shipments to distributors	30,117	24,316

Total current liabilities	54,821	59,454
Deferred compensation plan liability	5,116	4,086
Deferred rent liability	1,391	1,449
Accrued sabbatical compensation	2,561	2,739
Other long-term liabilities, net	10,262	7,208

Total liabilities	74,151	74,936
Commitments and contingencies (Notes 9 and 10) Shareholders’ equity:
Common stock	26	25
Additional paid-in capital	239,900	232,168
Retained earnings (accumulated deficit)	(10,211)	36,979
Accumulated other comprehensive income (loss)	461	(847)

Total shareholders’ equity	230,176	268,325

Total liabilities and shareholders’ equity	$304,327	$343,261

(1)	Derived from audited financial statements included in the Form 10-K for the year ended January 4, 2009 (“2008 Form 10-K”), filed with the Securities and Exchange Commission.
See Notes to Unaudited Condensed Consolidated Financial Statements

ACTEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	Oct. 4, 2009	Oct. 5, 2008
Operating activities:
Net income (loss)	$(47,191)	$767
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,833	8,896
Asset impairment charges	5,478	244
Investment impairment	—	873
Stock compensation expenses	5,730	6,581
Deferred income taxes	24,460	327
Changes in operating assets and liabilities:
Accounts receivable	(11,241)	(10,630)
Inventories	22,251	(20,175)
Prepaid expenses and other current assets	(800)	2,502
Other assets, net	(6,602)	(2,101)
Accounts payable, accrued compensation and employee benefits, and other accrued liabilities	(7,828)	9,375
Deferred income on shipments to distributors	5,801	9,759

Net cash provided by (used in) operating activities	(109)	6,418
Investing activities:
Purchases of property and equipment	(4,764)	(18,706)
Purchases of available-for-sale securities	(47,930)	(52,961)
Sales of available-for-sale securities	10,069	40,318
Maturities of available-for-sale securities	47,050	48,106
Acquisition of Pigeon Point, net of cash acquired	—	(8,350)
Changes in other long term assets	(59)	(44)

Net cash provided by investing activities	4,366	8,363
Financing activities:
Issuance of common stock under employee stock plans	2,432	6,540
Tax withholding on restricted stock	(441)	(666)
Repurchase of common stock	—	(24,942)

Net cash provided by (used in) financing activities	1,991	(19,068)

Net increase (decrease) in cash and cash equivalents	6,248	(4,287)
Cash and cash equivalents, beginning of period	49,639	30,119

Cash and cash equivalents, end of period	$55,887	$25,832

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net	$398	$72
Accrual for obligations under long-term license agreement	$9,852	$4,651
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
     Actel Corporation and its consolidated subsidiaries are referred to as “we,” “us,” or “our.” Our fiscal year ends the first Sunday on or after December 30th, and our fiscal quarters end the first Sunday on or after March 31, June 30 and September 30.
     These unaudited condensed consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in our 2008 Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended October 4, 2009, are not necessarily indicative of future operating results.
     We have evaluated subsequent events, as defined by FASB ASC 855, Subsequent Events through the date that the financial statements were issued on November 12, 2009.
     Impact of Recently Issued Accounting Standards
     In June 2009, the FASB issued FASB ASC 105, Generally Accepted Accounting Principles which establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles. Pursuant to the provisions of the FASB ASC 105, the Company updated references to GAAP in its condensed consolidated financial statements issued for the period ended October 4, 2009. As FASB ASC 105 was not intended to change or alter existing GAAP, it did not have any impact on the Company’s condensed consolidated financial statements.
     In August 2009, the FASB issued FASB ASU 2009-05, Fair Value Measurements and Disclosure (Topic 820) — Measuring Liabilities at Fair Value. The FASB ASU 2009-05 amends FASB ASC 820 by providing additional guidance which clarifies how entities should estimate the fair value of liabilities at fair value. FASB ASU 2009-05 is effective for the first interim or annual reporting period beginning after August 28, 2009. The adoption of FASB ASU 2009-05 did not have a material impact on our condensed consolidated financial statements.
2. Fair Value Measurement of Financial Instruments
     In accordance with FASB ASC 820, Fair Value Measurements and Disclosures, the objective of the fair-value measurement of our financial instruments is to reflect the hypothetical amounts at which we could sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date (exit price). FASB ASC 820 describes three levels of inputs that may be used to measure fair value, as follows:
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
     The following table summarizes our financial instruments measured at fair value on a recurring basis in accordance with FASB ASC 820 as of October 4, 2009 (in thousands):

	Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
Description	Total	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Available-for-sale securities(1)
Money market mutual funds		$42,845
Asset backed obligations			$12,644
Commercial paper			2,598
Corporate bonds			23,527
U.S. Treasury obligations			3,620
U.S. government agency securities			19,100
Bonds issued by foreign countries			8,766
Municipal bonds			7,360
Floating rate notes			12,242

Total available-for-sale securities	$132,702	$42,845	$89,857

(1)	Included in cash and cash equivalents, short-term and long-term investments on our condensed consolidated balance sheet.
     We periodically evaluate indicators of impairment during our review of our investment portfolio. With respect to determining an other-than-temporary impairment charge, our evaluation includes a review of:
•	The length of time and extent to which the market value of the investment has been less than cost.

•	The financial condition and near-term prospects of the issuer, including any specific events that may influence the operations of the issuer.

•	Our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.
     Although the current credit environment continues to be volatile and uncertain, we do not believe that sufficient evidence exists at this point in time to conclude that any of our remaining investments have experienced an other-than-temporary impairment in the nine months ended October 4, 2009. We continue to monitor our investments closely to determine if additional information becomes available that may have an adverse effect on the fair value and ultimate realizability of our investments.
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
     Realized gains and losses from sales of available-for-sale securities included in net income (loss) for the periods presented are reported in interest income and other, net of expense on the condensed consolidated statements of operations, as follows:

	Three Months Ended		Nine Months Ended
	Oct. 4,	Oct. 5,	Oct. 4,	Oct. 5,
	2009	2008	2009	2008
		(unaudited, in thousands)
Gross realized gains	$33	$1	$41	$135
Gross realized losses	—	(166)	—	(229)

     The following is a summary of available-for-sale securities at October 4, 2009 and January 4, 2009:

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Values
		(In thousands)
October 4, 2009
Money market mutual funds	$42,845	$—	$—	$42,845
Asset backed obligations	13,298	192	(846)	12,644
Commercial paper	2,599	—	(1)	2,598
Corporate bonds	23,033	496	(2)	23,527
U.S. Treasury obligations	3,536	84	—	3,620
U.S. government agency securities	18,439	661	—	19,100
Bonds issued by foreign countries	8,673	94	(1)	8,766
Municipal bonds	7,316	44	—	7,360
Floating rate notes	12,184	58	—	12,242

Total available-for-sale securities	$131,923	$1,629	$(850)	$132,702

Included in cash and cash equivalents				$42,845
Included in short term investments				86,612
Included in long term investments				3,245

Total available-for-sale securities				$132,702

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Values
		(In thousands)
January 4, 2009
Money market mutual funds	$36,580	$—	$—	$36,580
Asset backed obligations	25,559	5	(1,893)	23,671
Corporate bonds	37,032	198	(431)	36,799
U.S. Treasury obligations	3,549	23	—	3,572
U.S. government agency securities	30,629	746	—	31,375
Floating rate notes	1,500	1	—	1,501

Total available-for-sale securities	$134,849	$973	$(2,324)	$133,498

Included in cash and cash equivalents				$36,580
Included in short term investments				89,111
Included in long term investments				7,807

Total available-for-sale securities				$133,498

     The following is a summary of available-for-sale securities that were in an unrealized loss position as of October 4, 2009:

	Aggregate	Aggregate
	Value of	Fair Value
	Unrealized	of
	Loss	Investments
	(In thousands)
Unrealized loss position for less than twelve months	$(4)	$5,507
Unrealized loss position for greater than or equal to twelve months	$(846)	$3,691
     It is our intention and within our ability, as necessary, to hold these securities in an unrealized loss position for a period of time sufficient to allow for an anticipated recovery of fair value up to (or greater than) the cost of the investment. In addition, we have assessed the creditworthiness of the issuers of the securities and have concluded that based upon all these factors that other-than-temporary impairment of these securities does not exist at October 4, 2009. At October 4, 2009 and January 4, 2009, we classified $3.2 million and $7.8 million, respectively, of the investments we intend to hold to recovery as long-term because these investment securities carry maturity dates greater than twelve months from the balance sheet date.
     The adjustments to unrealized gains (losses) on investments, net of taxes, included as a separate component of shareholders’ equity totaled approximately $1.3 million for the nine months ended October 4, 2009.

     The expected maturities of our investments in debt securities at October 4, 2009, are shown below. Expected maturities can differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(In thousands)
Available-for-sale debt securities:
Due in less than one year	$50,476
Due in one to five years	37,673
Due in five to ten years	—
Due greater than ten years	1,708

$89,857

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
     The fair value of the Company’s stock options granted to employees was estimated using the following weighted-average assumptions for the periods presented:

	Three Months		Nine Months
	Ended		Ended
	Oct. 4,	Oct. 5,	Oct. 4,	Oct. 5,
	2009	2008	2009	2008
Option Plan Shares
Expected term (in years)	5.6	6.0	5.37	5.6
Volatility	51.9%	39.2%	50.5%	39.0%
Risk-free interest rate	2.6%	3.2%	2.3%	3.0%
Weighted-average fair value per share	$5.48	$6.02	$5.33	$6.06
ESPP Shares
Expected term (in years)	1.25	1.25	1.25	1.25
Volatility	62%	42%	62%	42%
Risk-free interest rate	0.6%	2.12%	0.6%	2.12%
Weighted-average fair value per share	$4.45	$4.01	$4.45	$4.01
Stock-Based Compensation Expense
     The Company recorded stock-based compensation expense for the three and nine months ended October 4, 2009 and for the three and nine months ended October 5, 2008, respectively as follows (in thousands):

	Three Months Ended
	Oct. 4, 2009	Oct. 5, 2008
Cost of revenues	$104	$99
Research and development	1,086	1,212
Selling, general, and administrative	975	974

Total stock-based compensation expense, before income taxes	2,165	2,285
Tax benefit	—	412

Total stock-based compensation expense, net of income taxes	$2,165	$1,873

	Nine Months Ended
	Oct. 4, 2009	Oct. 5, 2008
Cost of revenues	$349	$296
Research and development	2,895	3,182
Selling, general, and administrative	2,486	3,103

Total stock-based compensation expense, before income taxes	5,730	6,581
Tax benefit	—	1,244

Total stock-based compensation expense, net of income taxes	$5,730	$5,337

     No tax benefit has been recorded for the three and nine month periods ended October 4, 2009, due to the Company recording a valuation allowance against all of its deferred tax assets.
     Stock Option Plans
     The following table summarizes our stock option activity and related information for the nine months ended October 4, 2009:

		Weighted-
		Average	Weighted-Average	Aggregate Intrinsic
	Number	Exercise	Remaining	Value
Options	of Shares	Price	Contractual Term	(in thousands)
Outstanding at January 4, 2009	6,347,731	16.05
Granted	915,975	11.85
Exercised	(20,081)	11.06
Forfeitures and cancellations	(853,207)	15.63

Outstanding at October 4, 2009	6,390,418	15.52	6.04	$551

Vested and expected to vest at October 4, 2009	6,280,360	15.57	5.98	$533

Exercisable at October 4, 2009	4,146,959	17.00	4.54	$236

Employee Stock Purchase Plan (ESPP)
     The Employee Stock Purchase Plan (“ESPP”) gives employees the opportunity to purchase shares of common stock through payroll deductions. The ESPP consists of continuous and overlapping 24-month offering periods commencing on or about February 1 and August 1 of each year. Each offering period consists of four six-month purchase periods in which shares are purchased on an employee’s behalf. To participate in the ESPP, eligible employees authorize payroll deductions not to exceed 15% of a participant’s compensation during the offering period and $10,000 in any calendar year. At the end of each purchase period, shares are purchased on an employee’s behalf at a purchase price equal to 85% of the lesser of the fair market value of the common stock on (i) the first trading day of the offering period, or (ii) the last day of the purchase period. The Company recorded $0.3 million and $1.2 million of stock-based compensation expense relating to the ESPP for the three and nine months ended October 4, 2009, respectively.
     For the six month purchase period ending July 31, 2009, we were not able to complete the ESPP purchase due to a misunderstanding of the registration issues. As a result all employee contributions were refunded and a new offering period was started on August 17, 2009 with no carryover contributions and no carryover of prior fair market value purchase prices. We decided to compensate employees who had participated in the ESPP for the six month period ending July 31, 2009, but were unable to purchase shares. We issued 25,723 Restricted Stock Units (RSUs) to those employees and recorded an additional $0.3 million of stock based compensation expense.
Restricted Stock Units (RSU)
     The following is a summary of RSU activity for the nine months ended October 4, 2009:

		Weighted-Average
		Grant Date Fair
	Number of shares	Value
Nonvested at January 4, 2009	290,448	$12.62
Awarded	148,607	$12.20
Vested	(108,959)	$12.03
Forfeited	(10,857)	$12.61

Nonvested at October 4, 2009	319,239	$12.63

4. Credits to Distributors
     We sell our products to OEMs and to distributors who resell our products to OEMs or their contract manufacturers. We recognize revenue on products sold to our OEMs upon shipment. Revenues generated by the Protocol Design Services organization are recognized as the services are performed. Because sales to our distributors are generally made under agreements allowing for price adjustments, credits, and right of return under certain circumstances, we generally defer recognition of revenue on products sold to distributors until the products are resold by the distributor and price adjustments are determined at which time our final net sales price is fixed. Deferred revenue net of the corresponding deferred cost of sales are recorded in the caption deferred income on shipments to distributors in the liability section of the consolidated balance sheet. Deferred income effectively represents the gross margin on the sale to the distributor, however, the amount of gross margin we recognize in future periods will be less than the originally recorded deferred income as a result of negotiated price concessions. Distributors resell our products to end customers at various negotiated price points which vary by end customer, product, quantity, geography and competitive pricing environments. When a distributor’s resale is priced at a discount from list price, we credit back to the distributor a portion of their original purchase price after the resale transaction is complete. Thus, a portion of the deferred income on shipments to distributors balance will be credited back to the distributor in the future. Based upon historical trends and inventory levels on hand at each of our distributors as of October 4, 2009, we currently estimate that approximately $10.8 million of the deferred income on shipments to distributors on the Company’s consolidated balance sheet as of October 4, 2009, will be credited back to the distributors in the future. These amounts will not be recognized as revenue and gross margin in our consolidated statement of operations. As of October 4, 2009, we had $35.3 million of deferred revenue and $5.2 million of deferred cost of goods sold recognized as a net $30.1 million of deferred income on shipments to distributors. As of January 4, 2009, we had $35.2 million of deferred revenue and $10.9 million of deferred cost of goods sold recognized as a net $24.3 million of deferred income on shipments to distributors.
     Our payment terms generally require the distributor to settle amounts owed to us based on list price, which generally are in excess of their actual cost due to price adjustments and credits. Accordingly, we generally credit back to the distributor a portion of their original purchase price, usually within 30 days after the resale transaction has been reported to the Company. This practice has an adverse effect on the working capital of our distributors since they are required to pay the full list price to Actel and receive a subsequent discount only after the product has been sold to a third party. As a consequence, beginning in the third quarter of fiscal 2007, we entered into written business arrangements with certain distributors under which we issue advance credits to the distributors to minimize the adverse effect on the distributor’s working capital. The advance credits generally amount to a month of estimated credits based on an average of actual historical credits over the prior quarter. The advance credits are updated and settled on a quarterly basis. The advance credits have no affect on our revenue recognition since revenue from distributors is not recognized until the distributor sells the product, but the advance credits reduce our accounts receivable and deferred income on shipments to distributors as reflected in our condensed consolidated balance sheets. The amount of the advance credits as of October 4, 2009 and January 4, 2009 were $6.4 million, already netted against deferred income on shipments to distributors of $30.1 million and $6.0 million already netted against deferred income on shipments to distributors of $24.3 million, respectively.
5. Goodwill and other intangible assets, net
     Goodwill is recorded when consideration paid in an acquisition exceeds the fair value of the net tangible and intangible assets acquired. We account for goodwill in accordance with FASB ASC 350 Goodwill and Other Intangible Assets which addresses the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition. Under FASB ASC 350, we do not amortize goodwill, but instead test for impairment annually or more frequently if certain triggering events or changes in circumstances indicate that the carrying value may not be recoverable. We completed our annual goodwill impairment tests during the fourth quarter of 2008 and noted no indicators of impairment. There were no triggering events that would lead us to believe our goodwill has been impaired as of the third quarter of 2009.
     Our net goodwill and other intangible assets were $35.1 million at the end of the third quarter of 2009 and $35.5 million at the end of fourth quarter of 2008. We had originally established a valuation allowance for a portion of the net operating loss carryforwards acquired in connection with the acquisition of Gatefield. FASB ASC 805 Business Combinations which became effective on the first day of our current fiscal year, changes how business acquisitions are accounted for and affects financial statements both on the acquisition date and in subsequent periods and became effective for the Company beginning in the first quarter of 2009. Under FASB ASC 805, the release of any valuation allowance for acquired tax attributes related to Gatefield will now result in a tax benefit as opposed to an adjustment to the carrying amount of goodwill.
     As a result of the Pigeon Point Systems acquisition during the third quarter of 2008, we recorded $0.2 million and $0.6 million in amortization of identified intangible assets for the three and nine months ended October 4, 2009, respectively.
6. Inventories, net
     Inventories, net consist of the following:

	Oct. 4,	Jan. 4,
	2009	2009
	(In thousands)
Inventories, net:
Purchased parts and raw materials	$7,176	$14,372
Work-in-process	19,900	28,913
Finished goods	11,316	17,345

	$38,392	$60,630

     Inventories, net are stated at the lower of cost (first-in, first-out) or market (net realizable value). We believe that a certain level of inventory must be carried to maintain an adequate supply of product for customers. This inventory level may vary based upon orders received from customers or internal forecasts of demand for these products. Other considerations in determining inventory levels include the stage of products in the product life cycle, design win activity, manufacturing lead times, customer demand, strategic relationships with foundries, and competitive situations in the marketplace. Should any of these factors develop other than anticipated, inventory levels may be materially and adversely affected.
     We write down our inventory for estimated obsolescence or lack of sales activity equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future demand and market conditions. To address this difficult, subjective, and complex area of judgment, we apply a methodology that includes assumptions and estimates to arrive at the net realizable value. First, we identify any inventory that has been previously written down in prior periods. Second, we examine inventory line items that may have some form of non-conformance with electrical and mechanical standards. Third, we assess the inventory not otherwise identified to be written down against product history and forecasted demand. Finally, we analyze the result of this methodology in light of the product life cycle, design win activity, and competitive situation in the marketplace to derive an outlook for consumption of the inventory and the appropriateness of the resulting inventory levels. If actual future demand or market conditions are less favorable than those we have projected, additional inventory write-downs may be required.
     There were no write downs of last time buy inventory during the first nine months 2009. Carrying values of approximately $1.2 million and $1.4 million related to last time buy purchases were included in inventory on the balance sheet as at October 4, 2009 and January 4, 2009 respectively.
     In accordance with our policy and consistent with historical practice, during the second quarter of 2009, we performed an in-depth analysis of our inventory levels and in particular our Flash inventory levels to determine whether additional excess reserves should be established. Some of the newer Flash product lines were then in production for two years or more which triggered our initial analysis of potential excess inventory. The analysis took into consideration the general acceptance of the products on the market, short and mid-term forecasted demand, the high levels of Flash inventory on hand relative to the historical norms, and the results of recent promotional efforts to reduce inventory levels of Flash products. Although we have been able to reduce some of our Flash inventory in recent quarters, we determined that, as part of our normal quarterly inventory review, additional reserves of $13.3 million and $0.6 million for excess inventory were required as of the end of the second and third quarter of 2009, respectively.
7. Net Income (Loss) per Share
     The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	Oct. 4,	Oct. 5,	Oct. 4,	Oct. 5,
	2009	2008	2009	2008
	(unaudited, in thousands except per share amounts)
Basic:
Weighted-average common shares outstanding	26,160	25,726	26,111	25,873

Net income (loss)	$906	$(1,373)	$(47,191)	$767

Net income (loss) per share	$0.03	$(0.05)	$(1.81)	$0.03

Diluted:
Weighted-average common shares outstanding	26,160	25,726	26,111	25,873

Net effect of dilutive employee stock options, unvested restricted stock and ESPP shares — based on the treasury stock method	87	—	—	394

Shares used in computing net income (loss) per share	26,247	25,726	26,111	26,267

Net income (loss)	$906	$(1,373)	$(47,191)	$767

Net income (loss) per share	$0.03	$(0.05)	$(1.81)	$0.03

     Basic earnings per share are calculated based on net earnings and the weighted-average number of shares of common stock outstanding during the reported period. Diluted earnings per share are calculated similarly, except that the weighted-average number of common shares outstanding during the period are increased by the number of additional shares of common stock that would have been outstanding if dilutive potential shares of common stock had been issued. The dilutive effect of potential common stock (including outstanding stock options, unvested restricted stock, ESPP shares and non-employee director stock options) is reflected in diluted earnings per share by application of the treasury stock method, which includes consideration of share-based compensation as required by FASB ASC 718 Stock Compensation.

     The following table reflects the number of potentially dilutive shares which were excluded from diluted net income per share, as their inclusion would have had an anti-dilutive effect on net income per share:

	Three months ended		Nine months ended
	Oct. 4, 2009	Oct. 5, 2008	Oct. 4, 2009	Oct. 5, 2008
Potentially dilutive shares related to:
Stock options, unvested restricted stock and ESPP shares	6,305,656	5,587,614	6,379,683	5,075,267

8. Comprehensive Income (Loss)
     The components of comprehensive income (loss), net of tax, are as follows:

	Three Months Ended			Nine Months Ended
	Oct. 4,	Jul. 5,	Oct. 5,	Oct. 4,	Oct. 5,
	2009	2009	2008	2009	2008
	(unaudited, in thousands)
Net income (loss)	$906	$(45,141)	$(1,373)	$(47,191)	$767
Change in gain (loss) on available-for-sale securities, net of tax amounts of $217, $700, ($1,138), $837 and ($1,534), respectively	346	1,116	(1,814)	1,333	(2,447)
Reclassification adjustment for gains (losses) included in net income (loss), net of tax amounts of ($13) ($1), $63, $(16) and $35, respectively	(20)	(2)	101	(25)	58

Other comprehensive income (loss), net of tax amounts of $204, $699, ($1,075), $821 and ($1,499), respectively	326	1,114	(1,713)	1,308	(2,389)

Total comprehensive income (loss)	$1,232	$(44,027)	$(3,086)	$(45,883)	$(1,622)

Accumulated other comprehensive income (loss) is presented on the accompanying condensed consolidated balance sheets and consists of the accumulated net unrealized gain (loss) on available-for-sale securities.
9. Legal Matters and Loss Contingencies
     From time to time we are notified of claims, including claims that we may be infringing patents owned by others, or otherwise become aware of conditions, situations, or circumstances involving uncertainty as to the existence of a liability or the amount of a loss. When probable and reasonably estimable, we make provisions for estimated liabilities. As we sometimes have in the past, we may settle disputes and/or obtain licenses under patents that we are alleged to infringe. We can offer no assurance that any pending or threatened claim or other loss contingency will be resolved or that the resolution of any such claim or contingency will not have a materially adverse effect on our business, financial condition, and/or results of operations. Our failure to resolve a claim could result in litigation or arbitration, which can result in significant expense and divert the efforts of our technical and management personnel, whether or not determined in our favor. Our evaluation of the effect of these claims and contingencies could change based upon new information. Subject to the foregoing, we do not believe that the resolution of any pending or threatened legal claim or loss contingency is likely to have a materially adverse effect on our financial position as of October 4, 2009, or results of operations or cash flows.
10. Commitments
     As of October 4, 2009, the Company had approximately $10.3 million of remaining non-cancelable license fee payment obligations to providers of electronic design automation software expiring at various dates through 2012. The current portion of these obligations is recorded in “Accrued licenses” and the long-term portion of these obligations is recorded at net present value in “Other long-term liabilities, net” on the accompanying balance sheets. Approximately $0.2 million and $24.3 million of these contractual obligations are recorded in “Prepaid expenses and other current assets” and “Other assets, net”, respectively. Additionally, we have a non-cancelable purchase commitment of approximately $7 million for last time buy wafers from our supplier over the next 12 months.
11. Shareholders’ Equity
     In 2008, we repurchased 1,937,061 shares for $24.9 million. There were no repurchases under the plan in 2007 or 2006. As of October 4, 2009, we have remaining authorization to repurchase up to 1,673,742 shares. Our Board of Directors recently adopted a plan under Rule 10b5-1 promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934 that will permit us to purchase shares of our Common Stock under our stock repurchase program at any time when the criteria under the Rule 10b5-1 plan are met.
12. Restructuring and Asset Impairment
Reductions in Force
     In the fourth quarter of fiscal 2008, we initiated a restructuring program in order to reduce our operating costs and focus our resources on key strategic priorities. The restructuring affected a total of 44 full-time positions globally in the first nine months of 2009 and 60 full-time positions globally in the fourth quarter of 2008. In connection with this restructuring plan, we recorded restructuring charges totaling $1.4 million and $2.4 million relating to termination benefits in accordance with FASB ASC 420, Accounting for Costs Associated with Exit of Disposal Activities in the first nine months of 2009 and the fourth quarter of 2008, respectively. Restructuring charges primarily related to employee compensation and related charges, including stock compensation expenses.
     The following represents a summary of our restructuring activity for the nine months ended October 4, 2009:

Restructuring
Liabilities
(in thousands)
Balance at January 4, 2009	$1,200
Restructuring charges	1,369
Payments	(2,569)

Balance at October 4, 2009	$—

Impairment of long-lived assets
     During the first quarter of 2008, Actel began to experience significant increases in bookings for its Flash product family that includes Fusion, Igloo and ProASIC3. To support the expected ramp up in manufacturing, Actel ordered additional testing and sorting equipment. However, as a result of the worldwide economic crisis, a significant number of these product orders were cancelled beginning in the second half of 2008 and the new potential product sale opportunities did not materialize in the volume originally anticipated. As a result of this, during the second quarter of 2009, the Company recorded a non-cash impairment charge of $5.5 million for certain manufacturing fixed assets that were determined to be excess to current and expected future manufacturing requirements and these assets were taken out of service.
13. Income Taxes
     Our provision for income taxes is based on an estimated annual effective tax rate in compliance with FASB ASC 740, Accounting for Income Taxes and FASB ASC 270, Interim Financial Reporting. Significant components affecting the tax rate include various foreign taxes, refundable tax credits and recognition of valuation allowances against deferred tax assets.
FASB ASC 740 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. In assessing the potential need for a valuation allowance, FASB ASC 740 requires an evaluation of both negative evidence and positive evidence. An enterprise must use judgment in considering the relative impact of negative and positive evidence. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. In determining the need for and amount of our valuation allowance, if any, we assess the likelihood that we will be able to recover our deferred tax assets using historical levels of income, estimates of future income and tax planning strategies. As a result of recent cumulative losses and uncertainty regarding future taxable income, we determined, based on all available evidence, that there was substantial uncertainty as to the realizability of recorded net deferred tax assets in future periods and accordingly, we recorded a valuation allowance against all of our net deferred tax assets in the second quarter of 2009 in the amount of $24.4 million.
14. Subsequent Events
     As part of our program to analyze and reduce operating costs, we eliminated an additional approximately 33 positions and such employees were notified on October 22, 2009. Operating results for the fourth quarter of 2009 will be adversely affected by accounting charges related to the reduction in force, which the Company currently estimates will be about $1.2 million. The Company anticipates that all cash payments related to the reduction in force will be made by January 4, 2010.

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
     Critical Accounting Policies and Estimates
     Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosure of contingent assets and liabilities. The U.S. Securities and Exchange Commission has defined critical accounting policies as those that are most important to the portrayal of our financial condition and results and also require us to make the most difficult, complex and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Based upon this definition, our most critical policies include revenue recognition, inventories, stock-based compensation, legal matters, goodwill and long-lived asset impairment and income taxes. We also have other key accounting policies that either do not generally require us to make estimates and judgments that are as difficult or as subjective or they are less likely to have a material effect on our reported results of operations for a given period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates. In addition, if these estimates or their related assumptions change in the future, it could result in material expenses being recognized on the consolidated statements of operations. There have been no significant changes in our critical accounting estimates during the nine months ended October 4, 2009 as compared with the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended January 4, 2009.
Results of Operations

	Three Months Ended					Nine Months Ended
	(a)	(b)	% change	(c)	% change	(d)	(e)	% change
(dollars in thousands)	Oct. 4, 2009	Jul. 5, 2009	(a/b)	Oct. 5, 2008	(a/c)	Oct. 4, 2009	Oct. 5, 2008	(d/e)
Net revenues	$47,248	$45,227	4%	$53,215	(11%)	$140,934	$165,620	(15%)
Gross margin	$28,488	$12,632	126%	$30,872	(8%)	$68,794	$97,504	(29%)
% of net revenues	60%	28%		58%		49%	59%
Research and development	$14,839	$15,326	(3%)	$16,995	(13%)	$46,558	$50,807	(8%)
% of net revenues	31%	34%		32%		33%	31%
Selling, general, and administrative	$13,196	$13,659	(3%)	$15,038	(12%)	$40,345	$47,431	(15%)
% of net revenues	28%	30%		28%		29%	29%
Restructuring and asset impairment charges	$175	$5,594	(97%)	$—	—	$6,888	$—	—
% of net revenues	0%	12%				5%
Tax provision (benefit)	$(157)	$23,778	(101%)	$219	(172%)	$24,808	$2,139	1,060%
% of net revenues	0%	53%		0%		18%	1%

Net Revenues
     Net revenues were $47.2 million for the third quarter of 2009, a 4% increase from the second quarter of 2009 and an 11% decrease from the third quarter of 2008. Net revenues increased between the third and second quarters of 2009 due to an increase in revenues of legacy products, primarily Antifuse products, which typically have higher average selling price of units sold (ASP). Net revenues for the third quarter of 2009 decreased 11% compared to the third quarter of 2008 as a result of decreases in revenues across most products in the Antifuse and Flash product families. The revenue decrease from the third quarter of 2008 was largely due to the impact of the worldwide economic downturn. This also resulted in net revenues decreasing approximately 15% for the first nine months of 2009 when compared to the first nine months of 2008.
     Gross Margin
     Gross margin was 60% of net revenues for the third quarter of 2009 compared with 28% for the second quarter of 2009 and 58% for the third quarter of 2008. Sales of legacy products, primarily Antifuse, which generally command higher gross margins, increased by 18% from the second quarter of 2009. Flash products, which typically generate lower gross margins, experienced a decrease in sales of 6% in the third quarter of 2009 when compared to the second quarter of 2009. Additionally, second quarter 2009 gross margin was negatively impacted by charges of $13.3 million during the quarter in order to write down excess Flash inventory to its estimated net realizable value. The gross margin for third quarter of 2008 was 58% as a result of mix of products sold, with lower sales of higher-margin aerospace/military products and a higher proportion of lower-margin Flash products.
     Gross margin for the first nine months of 2009 declined to 49% of net revenues compared with 59% for the first nine months of 2008 due principally to the charge of $13.3 million in the second quarter of 2009 in order to write down excess Flash inventory to its estimated net realizable value.
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
Research & Development (R&D)
     R&D expenditures were $14.8 million, or 31% of net revenues, for the third quarter of 2009 compared with $15.3 million, or 34% of net revenues, for the second quarter of 2009 and $17.0 million, or 32% of net revenues, for the third quarter of 2008. R&D spending decreased $0.5 million in the third quarter of 2009 compared with the second quarter of 2009 due to a decrease in salaries, payroll taxes and benefits and decreases in outside services. R&D expenses decreased $2.2 million compared with the third quarter of 2008 due to decreases in salaries, payroll taxes and benefits as a result of the October 2008 and March 2009 reductions in force, coupled with decreases in contracted engineering fees and travel costs. Stock-based compensation expense was $1.1 million for the three month period ended October 4, 2009, compared with $0.9 million for the second quarter of 2009 and $1.2 million for the third quarter of 2008.
     R&D expenditures were $46.6 million, or 33% of net revenue for the first nine months of 2009 compared with $50.8 million or 31% of net revenues for the first nine months of 2008. R&D spending decreased due to decreases in salaries, payroll taxes and benefits as a result of the October 2008 and March 2009 reductions in force, lower costs associated with mask revisions, lower contracted engineering fees and travel expenses. Stock based compensation expense was $2.9 million and $3.1 million for the nine months ended October 4, 2009, and October 5, 2008, respectively.
Selling, General and Administrative (SG&A)
     SG&A expenses were $13.2 million, or 28% of net revenues for the third quarter of 2009 compared with $13.7 million, or 30% of net revenues for the second quarter of 2009 and $15.0 million, or 28% of net revenues for the third quarter of 2008. The decrease of $0.5 million in SG&A expenses in the third quarter of 2009 as compared with the second quarter of 2009 was due to decreases in Board advisory and other professional fees and lower marketing related expenses. SG&A expenses in the third quarter of 2009 decreased $1.8 million as compared with the third quarter of 2008 due to decreases in salaries, payroll taxes and benefits as a result of the October 2008 and March 2009 reductions in force, decreases in outside services, primarily relating to information technology related projects expenditure in the third quarter of 2008 and lower marketing related expenses in the third quarter of 2009. Stock-

based compensation expense was $1.0 million for the three month period ended October 4, 2009, compared with $0.9 million for the second quarter of 2009 and $1.0 million for the third quarter of 2008.
     SG&A expenses were $40.3 million, or 29% of net revenue for the first nine months of 2009 compared with $47.4 million or 29% of net revenues for the first nine months of 2008. SG&A expenses decreased due to decreases in payroll and related costs as a result of the October 2008 and March 2009 reductions in force, declines in bonus and commission expenses as a result of sales declines, lower property taxes for fiscal 2009, lower marketing related expenses in the third quarter of 2009 and generally lower costs as a result of the Company’s cost reduction efforts. SG&A expenses for first nine months of 2008 included legal and professional fees associated with the Company’s stock option investigation. Stock-based compensation expense was $2.5 million for the nine months ended October 4, 2009, compared with $3.1 million for the nine months ended October 5, 2008.
Restructuring and asset impairment charges
     During the first quarter of 2009, we announced a Company-wide restructuring plan that, in conjunction with cost-reduction initiatives taken in the fourth quarter of 2008, is expected to result in a quarterly reduction in expenses of approximately $6.5 million in the third quarter of 2010 compared with the third quarter of 2008. To date, we have incurred approximately $3.8 million as of the third quarter of 2009 of the forecasted charges of $5.0 million to $5.5 million for severance and other costs related to the restructuring which is expected to be substantially complete by the beginning of the third quarter of 2010.
     Restructuring and asset impairment charges were $0.2 million, or 0% of net revenues, for the third quarter of 2009 compared with $5.6 million, or 12% of net revenues, for the second quarter of 2009. We recorded restructuring charges totaling $0.2 million and $0.1 million relating to termination benefits for the three months ended October 4, 2009 and July 5, 2009, respectively.
     For the nine months ended October 4, 2009 we recorded non-cash asset impairment charges totaling $5.5 million for certain manufacturing fixed assets that were determined to be excess to current and expected future manufacturing requirements. Restructuring charges relating to termination benefits were $1.4 million for the first nine months of 2009.
     As part of our program to analyze and reduce operating costs, we eliminated an additional approximately 33 positions and such employees were notified on October 22, 2009. Operating results for the fourth quarter of 2009 will be adversely affected by accounting charges related to the reduction in force, which the Company currently estimates will be about $1.2 million. The Company anticipates that all cash payments related to the reduction in force will be made by January 4, 2010.
Income Taxes
     The provision for income taxes was based on an annual effective tax rate calculated in compliance with FASB ASC 740, Accounting for Income Taxes and FASB ASC 270, Interim Financial Reporting. During the third quarter of fiscal 2009, the Company recorded a tax benefit of $157,000 on a third quarter pre-tax income of $749,000, compared with a $23.8 million tax provision on a second quarter 2009 pretax loss of $21.4 million and a $0.2 million tax provision on pretax loss of $1.2 million for the third quarter of fiscal 2008. The difference in the tax provisions is primarily due to the valuation allowance recorded against 100% of the net deferred tax assets during the second quarter of 2009.
     For the three months ended October 4, 2009, the difference between the provision for income taxes that would be derived by applying the statutory rate to our income before tax and the income tax benefit actually recorded is due primarily to the effect of various foreign taxes, refundable tax credits, and the recording of a valuation allowance for U.S. losses that cannot be benefited.
     For the three months ended October 5, 2008, the difference between the provision for income taxes that would be derived by applying the statutory rate to our income before tax and the income tax provision actually recorded is primarily due to the impact of non-deductible FASB ASC 718, Share-Based Payment Transactions which is partially offset by tax credits.
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
     Our net deferred tax assets remain at zero at October 4, 2009. Based on all available evidence, we have concluded that it is more likely than not that all of the deferred tax assets will not be recovered, and a valuation allowance against deferred tax assets is necessary. As a result of recent cumulative losses and uncertainty regarding future taxable income, we determined, based on all available evidence that there was substantial uncertainty as to the realizability of the deferred tax asset in future periods and accordingly we recorded a full valuation allowance against our net deferred tax assets in the second quarter of 2009.
Financial Condition
     Our total assets were $304.3 million as of the end of the third quarter of 2009 compared with $343.3 million as of the end of the fourth quarter of 2008. The following table sets forth certain financial data from the condensed consolidated balance sheets expressed as the percentage change from January 4, 2009 to October 4, 2009.

	As of	As of
In thousands	Oct. 4, 2009	Jan. 4, 2009	$ change	% change
Cash and cash equivalents, short and long term investments	$145,744	$146,557	$(813)	(1%)
Accounts receivable, net	$22,837	$11,596	$11,241	97%
Inventories	$38,392	$60,630	$(22,238)	(37%)
     Accounts receivable at October 4, 2009 increased 97% compared with January 4, 2009. This increase was largely due to an unusually low accounts receivable balance as of the end of the fourth quarter of 2008 as a result of a two week holiday shutdown in December resulting in lower shipments. Days sales outstanding were 44 days as of the third quarter of 2009 compared with days sales outstanding of 20 days as of the fourth quarter 2008.
     We typically build-up inventories of new products early in their life cycles in order to support anticipated demand and to provide stock inventory to distributors to support initial sales of the product. Accordingly, we typically do not establish excess inventory reserves for newer products until we have developed sufficient trend information to support reasonable assumptions regarding acceptance of the product and future demand trends. After a product has been available on the market for a sufficient period of time, generally two years or more, we begin to assess the need for excess inventory reserves based on history and forecasted demand.
     The recent build-up in inventory for our new Flash products was particularly pronounced due to a conscious effort to support increased turns business and shorter lead times for the end consumer products at which the Flash products are targeted. In an effort to reduce our inventory levels, we will continue to restrict Flash wafer starts based on inventory levels and forecast sales of Flash products. However, in order to preserve our relationships with our foundries, we must continue to build certain minimum levels of Flash products during 2009 and thereafter, so an extended period of time will probably be necessary in order to draw down inventory levels closer to historical norms. We believe our Flash products are still attractive to our targeted customer base. We continue to focus our efforts on growing the Flash business and are aggressively marketing our Flash products in an effort to reduce our inventory. This may include certain promotional pricing for large volume orders (occasionally below our cost), which may negatively affect our gross margins. We are also monitoring market trends and significant events that may have an adverse effect on the carrying value of our inventory.
     In accordance with our policy and consistent with historical practice, during the second quarter of 2009, we performed an in-depth analysis of our inventory levels and in particular our Flash inventory levels to determine whether additional excess reserves should be established. Some of the newer Flash product lines were then in production for two years or more which triggered our initial analysis of potential excess inventory. The analysis took into consideration the general acceptance of the products on the market, short and mid-term forecasted demand, the high levels of Flash inventory on hand relative to the historical norms, and the results of recent promotional efforts to reduce inventory levels of Flash products. Although we have been able to reduce some of our Flash inventory in recent quarters, we determined that, as part of our normal quarterly inventory review, additional reserves of $13.3 million and $0.6 million for excess inventory were required as of the end of the second and third quarter of 2009, respectively.
Liquidity and Capital Resources
     We currently meet all of our funding needs for ongoing operations with internally generated cash flows from operations and with existing cash and short-term and long-term investment balances. We believe that existing cash, cash equivalents, and short-term and long-term investments, together with cash generated from operations, will be sufficient to meet our cash requirements for the next four quarters. A portion of available cash may be used for investment in or acquisition of complementary businesses, products, or technologies. Wafer manufacturers have at times asked for financial support from customers in the form of equity investments and advance purchase price deposits, which in some cases have been substantial. If we require additional capacity, we may be required to incur significant expenditures to secure such capacity.

	Nine Months Ended
In thousands	Oct. 4, 2009	Oct 5, 2008
Net cash provided by (used in) operating activities	$(109)	$6,418
Net cash provided by (used in) investing activities	$4,366	$8,363
Net cash provided by (used in) financing activities	$1,991	$(19,068)
     Cash used in operating activities was $0.1 million for the nine months ended October 4, 2009. Uses of cash included a net loss of $47.2 million, an increase in accounts receivable of $11.2 million, an increase in prepaid expenses and other current assets of $0.8 million, an increase in other assets, net of $6.6 million and a decrease in accounts payable, accrued compensation and employee benefits, and other accrued liabilities of $7.8 million. The net loss was partially offset by non-cash adjustments for depreciation and amortization, asset impairment charges, stock based compensation costs and deferred income taxes of approximately $45.5 million, decreases in inventories of $22.3 million and decreases in deferred income on sales to distributors of $5.8 million.
     Sales and maturities, net of purchases of available-for-sale securities of $9.2 million were partially offset by capital expenditures of $4.8 million resulting in net cash generated by investing activities of approximately $4.4 million for the nine months ended October 4, 2009. Net cash provided by financing activities of $2.0 million for the nine months ended October 4, 2009 relates mainly to issuance of common stock under employee stock plans net of tax withholdings.
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
Impact of Recently Issued Accounting Standards
     In June 2009, the FASB issued FASB ASC 105, Generally Accepted Accounting Principles which establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles. Pursuant to the provisions of the FASB ASC 105, the Company updated references to GAAP in its condensed consolidated financial statements issued for the period ended October 4, 2009. As FASB ASC 105 was not intended to change or alter existing GAAP, it did not have any impact on the Company’s condensed consolidated financial statements.
     In August 2009, the FASB issued FASB ASU 2009-05, Fair Value Measurements and Disclosure (Topic 820) — Measuring Liabilities at Fair Value. The FASB ASU 2009-05 amends FASB ASC 820 by providing additional guidance which clarifies how entities should estimate the fair value of liabilities at fair value. FASB ASU 2009-05 is effective for the first interim or annual reporting period beginning after August 28, 2009. The adoption of FASB ASU 2009-05 did not have a material impact on our condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     As of October 4, 2009, our investment portfolio consisted primarily of asset backed obligations, corporate bonds, floating rate notes, and federal and municipal obligations. The principal objectives of our investment activities are to preserve principal, meet liquidity needs, and maximize yields. To meet these objectives, we invest excess liquidity only in high credit quality debt securities with average maturities of less than two years. We also limit the percentage of total investments that may be invested in any one issuer. Corporate investments as a group are also limited to a maximum percentage of our investment portfolio.
     Our investments are subject to interest rate risk. An increase in interest rates could subject us to a decline in the market value of our investments. These risks are mitigated by our ability to hold these investments for a period of time sufficient to recover the carrying value of the investment which may not be until maturity. A hypothetical 100 basis point increase in interest rates compared with interest rates at October 4, 2009, and January 4, 2009, would result in a reduction of approximately $0.8 million and $1.2 million in the fair value of our available-for-sale debt securities held at October 4, 2009, and January 4, 2009, respectively.

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
Changes in Internal Control over Financial Reporting
     There were no changes to our internal controls during the quarter ended October 4, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Risks Related to Our Failure to Meet Expectations
     Our quarterly revenues and operating results are subject to fluctuations resulting from general economic conditions and a variety of risks specific to Actel or characteristic of the semiconductor industry, including booking and shipment uncertainties, supply problems, and price erosion. These and other factors make it difficult for us to accurately predict quarterly revenues and operating results, which may fail to meet our expectations. When we fall short of our quarterly revenue expectations, our operating results will probably also be adversely affected because most of our expenses are fixed and therefore do not vary with revenues. Any failure to meet expectations could cause our stock price to decline significantly.
Current worldwide economic conditions make quarterly revenues difficult to predict.
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
     We generate a majority of our quarterly revenues from sales made through distributors. Since we generally do not recognize revenue on the sale of a product to a distributor until the distributor resells the product, our quarterly revenues depend on, and are subject to fluctuations in, shipments by our distributors. We are therefore highly dependent on the accuracy of shipment forecasts from our distributors in setting our quarterly revenue expectations. We are also highly dependent on the timeliness and accuracy of resale reports from our distributors. Late or inaccurate resale reports, particularly in the last month of a quarter, contribute to our difficulty in predicting and reporting our quarterly revenues and/or operating results.
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
     As is also common in the semiconductor industry, our independent wafer suppliers from time to time experience lower than anticipated yields of usable die. Wafer yields can decline without warning and may take substantial time to analyze and correct, particularly for a company like Actel that utilizes independent facilities, almost all of which are offshore. Yield problems are most common at new foundries, particularly when new technologies are involved, or on new processes or new products, particularly new products on new processes. Our FPGAs are also manufactured using customized processing steps, which may increase the incidence of production yield problems as well as the amount of time needed to achieve satisfactory, sustainable wafer yields on new processes and new products. In addition, if we discover defects or other errors in a new product that require us to “re-spin” some or all of the product’s mask set, we must expense the photomasks that are replaced. This type of expense is becoming more significant as the cost and complexity of photomask sets continue to increase. Lower than expected yields of usable die or other unanticipated increases in the cost of our products could reduce our gross margin, which would adversely affect our quarterly operating results. In addition, in order to win designs, we generally must price new products on the assumption that manufacturing cost reductions will be achieved, which often do not occur as soon as expected. Our margins can also be negatively impacted by overhead variances, which can occur when our production volumes decline but many of our overhead costs remain fixed. This has negatively affected our gross margins in each of the three quarters of 2009 and is likely to continue until business conditions improve and/or we are able to achieve reductions in fixed overhead costs. The failure to achieve expected manufacturing or other cost reductions during a quarter could reduce our gross margin, which would adversely affect our quarterly operating results.

Unanticipated reductions in the average selling prices of our products may cause our quarterly revenues and operating results to fall short of expectations.
     The semiconductor industry is characterized by intense price competition. The average selling price of a product typically declines significantly between introduction and maturity. We sometimes are required by competitive pressures to reduce the prices of our new products more quickly than cost reductions can be achieved. We also sometimes approve price reductions on specific direct sales for strategic or other reasons, and provide price concessions to our distributors for a portion of their original purchase price in order for them to address individual negotiations involving high-volume or competitive situations. Typically, a customer purchasing a small quantity of product for prototyping or development from a distributor will pay list price. However, a customer using our products in volume production will often negotiate a substantial price discount from the distributor. Under such circumstances, the distributor will in turn often negotiate and receive a price concession from Actel. This is a standard practice in the semiconductor industry and we provide some level of price concession to every distributor. We also sometimes offer promotional price reductions on certain products to reduce inventory levels (occasionally below our cost). Unanticipated declines in the average selling prices of our products could cause our quarterly revenues and/or gross margin to fall short of expectations, which would adversely affect our quarterly financial results.
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
     We typically build-up inventories of new products early in their life cycles in order to support anticipated demand and to provide stock inventory to distributors to support initial sales of the product. Accordingly, we typically do not establish excess inventory reserves for newer products until we have developed sufficient trend information to support reasonable assumptions regarding acceptance of the product and future demand trends. After a product has been available on the market for a sufficient period of time, generally two years or more, we begin to assess the need for excess inventory reserves based on history and forecasted demand.
     The recent build-up in inventory for our new Flash products was particularly pronounced due to a conscious effort to support increased turns business and shorter lead times for the end consumer products at which the Flash products are targeted. In an effort to reduce our inventory levels, we will continue to restrict Flash wafer starts based on inventory levels and forecast sales of Flash products. However, in order to preserve our relationships with our foundries, we must continue to build certain minimum levels of Flash products during 2009 and thereafter, so an extended period of time will probably be necessary in order to draw down inventory levels closer to historical norms. We believe our Flash products are still attractive to our targeted customer base. We continue to focus our efforts on growing the Flash business and are aggressively marketing our Flash products in an effort to reduce our inventory. This may include certain promotional pricing for large volume orders (occasionally below our cost), which may negatively affect our gross margins. We are also monitoring market trends and significant events that may have an adverse effect on the carrying value of our inventory.
     In accordance with our policy and consistent with historical practice, during the second quarter of 2009, we performed an in-depth analysis of our inventory levels and in particular our Flash inventory levels to determine whether additional excess reserves should be established. Some of the newer Flash product lines were then in production for two years or more which triggered our initial analysis of potential excess inventory. The analysis took into consideration the general acceptance of the products on the market, short and mid-term forecasted demand, the high levels of Flash inventory on hand relative to the historical norms, and the results of recent promotional efforts to reduce inventory levels of Flash products. Although we have been able to reduce some of our Flash inventory in recent quarters, we determined that, as part of our normal quarterly inventory review, additional reserves of $13.3 million and $0.6 million for excess inventory were required as of the end of the second and third quarter of 2009, respectively.
     Our tax provision for income taxes is based on an estimated annual effective tax rate in compliance with FASB ASC 740, Accounting for Income Taxes and FASB ASC 270, Interim Financial Reporting. Significant components affecting the tax rate include various foreign taxes, refundable tax credits and recognition of valuation allowances against deferred tax assets.

     FASB ASC 740 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. In assessing the potential need for a valuation allowance, FASB ASC 740 requires an evaluation of both negative evidence and positive evidence. An enterprise must use judgment in considering the relative impact of negative and positive evidence. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. In determining the need for and amount of our valuation allowance, if any, we assess the likelihood that we will be able to recover our deferred tax assets using historical levels of income, estimates of future income and tax planning strategies. As a result of recent cumulative losses and uncertainty regarding future taxable income, we determined, based on all available evidence, that there was substantial uncertainty as to the realizability of recorded net deferred tax assets in future periods and accordingly, we recorded a valuation allowance against all of our net deferred tax assets in the second quarter of 2009 in the amount of $24.4 million.
Our gross margin may decline as we increasingly compete with ASICs and serve the value-based market.
     The price we can charge for our products is constrained principally by our competition. While it has always been intense, we believe that price competition for new designs is increasing. This may be due in part to the transition toward high-level design methodologies. Designers can now wait until later in the design process before selecting a PLD or ASIC and it is easier to convert between competing PLDs or between a PLD and an ASIC. The increased price competition may also be due in part to the increasing penetration of PLDs into price-sensitive markets previously dominated by ASICs. We have strategically targeted many of our products at the value-based market, which is defined primarily by low prices. If our strategy is successful, we will generate an increasingly greater percentage of our net revenues from low-price products, which may make it more difficult to maintain our gross margin at historical levels. In addition, gross margins on new products are generally lower than on mature products. Thus, if we generate a greater percentage of our net revenues from new products, our overall gross margin could be adversely affected. We also sometimes offer promotional price reductions on certain products to reduce inventory levels (occasionally below our cost). Any long-term decline in our overall gross margin may have an adverse effect on our operating results.
     We may not win sufficient designs, or the designs we win may not generate sufficient revenues, for us to maintain or expand our business.
     In order for us to sell an FPGA, our customer must incorporate our FPGA into the customer’s product in the design phase. We devote substantial resources, which we may not recover through product sales, to persuade potential customers to incorporate our FPGAs into new or updated products and to support their design efforts (including, among other things, providing design and development software). These efforts usually preceded by many months (and often a year or more) the generation of FPGA sales, if any. In addition, the value of any design win depends in large part upon the ultimate success of our customer’s product in its market. Our failure to win sufficient designs, or the failure of the designs we win to generate sufficient revenues, could have a materially adverse effect on our business, financial condition, and/or operating results.
Our restructuring plan may not properly realign our cost structure and may adversely affect our business, financial condition, and/or operating results.
     During the first quarter of 2009, we announced a Company-wide restructuring plan that, in conjunction with cost-reduction initiatives taken in the fourth quarter of 2008, is expected to result in a quarterly reduction in expenses of approximately $6.5 million in the third quarter of 2010 compared with the third quarter of 2008. To date, we have incurred approximately $3.8 million of the forecasted charges of $5.0 million to $5.5 million for severance and other costs related to the restructuring which is expected to be substantially complete by the beginning of the third quarter of 2010.
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
     If problems occur in the operation or performance of our products, we may experience delays in meeting key introduction dates or scheduled delivery dates to our customers, in part because our products are manufactured by third parties. These problems also could cause us to incur significant re-engineering costs, divert the attention of our engineering personnel from our product development efforts, and cause significant customer relations and business reputation problems. Any error or defect might require product replacement or recall or obligate us to accept product returns and could cause us to incur additional (and perhaps substantial) liabilities. Any of the foregoing could have a material adverse effect on our financial results and business in the short and/or long term.
Any product liability claim could pose a significant risk to our business, financial condition, and operating results.
     Product liability claims may be asserted with respect to our products. Our products are typically sold at prices that are significantly lower than the cost of the end-products into which they are incorporated. A defect or failure in our product could cause failure in our customer’s end-product, so we could face claims for damages that are much higher than the revenues and profits we received from the products involved. In addition, product liability risks are particularly significant with respect to aerospace, automotive, and medical applications because of the risk of serious harm to users of these products. Any product liability claim, whether or not determined in our favor, can result in significant expense, divert the efforts of our technical and management personnel, and harm our business. In the event of an adverse settlement of any product liability claim or an adverse ruling in any product liability litigation, we could incur significant monetary liabilities, which may not be covered by any insurance that we carry and might have a materially adverse effect on our financial condition and/or operating results.
Risks Related to New Products
     The market for our products is characterized by rapid technological change, product obsolescence, and price erosion, making the timely introduction of new or improved products critical to our success. Our failure to design, develop, market, and sell new or improved products that satisfy customer needs, compete effectively, and generate acceptable margins may adversely affect our business, financial condition, and/or operating results. While most of our product development programs have achieved a level of success, some have not. For example, we determined during 2007 that a $3.7 million charge for impairment to one of our long-term assets was required under generally accepted accounting principles. The long-term asset was a prepaid wafer credit. As a result of our decision to abandon the development of commercial Flash product families on a 90-nanometer process, we concluded that we had only a remote chance to draw the credit down.
     Our experience generally suggests that the risk is greater when we attempt to develop products based in whole or in part on technologies with which we have limited experience. During 2005, we introduced our Actel Fusion technology, which integrates analog capabilities, Flash memory, and FPGA fabric into a single chip that may be used with soft processor cores. Prior to Actel Fusion, we had limited experience with analog circuitry and soft processor cores and no prior experience with integrated FPGAs.
Our introduction of the Actel Fusion FPGA presents numerous significant challenges.
     When entering a new market, the first-mover typically faces the greatest market and technological challenges. Although our Fusion products were the first of their kind, they are competitive to some degree with products from established companies in existing markets, such as FPGA, analog, and microcontroller companies. Market acceptance of our Fusion products could be negatively affected by various factors including our failure to (1) effectively respond to market conditions and the competition; (2) understand and effectively communicate the value proposition for existing and potential customers and understand their buying process, decision criteria, and support requirements; and (3) select the proper sales channels and provide appropriate customer service, logistical, and technical support, including training. Any or all of these challenges may be different for the integrated FPGA market than for the value-based or system-critical FPGA markets. Customer adoption of our Fusion products has been slower than anticipated. Meeting the challenges associated with marketing and selling Fusion products is a top priority for Actel generally and for our sales and marketing organizations in particular. Our failure to meet these challenges could have a materially adverse effect on our business, financial condition, and/or operating results.

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
     As is common in the semiconductor industry, we have experienced from time to time in the past, and expect to experience in the future, difficulties and delays in achieving satisfactory, sustainable yields on new products. The fabrication of Antifuse and Flash wafers is a complex process that requires a high degree of technical skill, state-of-the-art equipment, and effective cooperation between Actel and the foundry to produce acceptable yields. Minute impurities, errors in any step of the fabrication process, defects in the photomasks used to print circuits on a wafer, and other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to be non-functional. Yield problems increase the cost of our new products as well as the time it takes us to bring them to market, which can create inventory shortages and dissatisfied customers. Any prolonged inability to obtain adequate yields or deliveries of new products could have a materially adverse effect on our business, financial condition, and/or operating results. Whenever we become aware of yield issues, we make our best estimate of the loss associated with such yield issues, taking into consideration our estimate of the ultimate yield loss as well as potential replacement or reimbursement from our foundries. However, in most cases, the actual yield loss and replacement or reimbursement may not be known for many months. If our original estimate of the yield loss differs from the actual loss we may be required to take additional reserves, which could have a materially adverse effect on our results of operations for the periods in which the additional reserves are required.

New products are subject to greater inventory risks.
     We typically build inventories of new products in anticipation of future demand. If the anticipated demand fails to materialize, we could have excess inventory. Historically, it has been unnecessary for us to establish reserves on new products because we were able to match inventory levels with forecast sales by restricting wafer starts. However, with respect to our current levels of ProASIC 3 product family inventories, an extended period of time will probably be necessary in order to match inventory levels with forecast sales unless we are successful in aggressively reducing our inventory, which may include certain promotional pricing for large volume orders, (occasionally below our cost). During the second quarter of 2009, we established excess inventory reserves of $13.3 million associated with new products, primarily Flash products. If our efforts to further reduce our inventory are not sufficiently successful, we may be required to establish further reserves for an additional portion of the inventory, which could have a materially adverse effect on our results of operations for the periods in which the reserves are recorded.
New products generally have lower gross margins.
     Our gross margin is the difference between the amount it costs us to make our products and the revenues we receive from the sale of those products. One of the most important variables affecting the cost of our products is manufacturing yields. With our customized Antifuse and Flash manufacturing process requirements, we almost invariably experience difficulties and delays in achieving satisfactory, sustainable yields on new products. Until satisfactory yields are achieved, gross margins on new products are generally lower than on mature products. We also sometimes offer promotional price reductions on certain products to reduce inventory levels (occasionally below our cost). The lower gross margins typically associated with new products could have a materially adverse effect on our operating results.
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
     We have been notified that one of our wafer suppliers is planning to shut down the manufacturing line used to make our Act 1, Act 2, and Act 3 product families. In an effort to continue to offer these products to our customers, we have decided to make a last time buy purchase of what we estimate is enough inventory from our wafer supplier to be able to continue to ship these products for the next ten years. This means that we buy approximately $7 million worth of wafers from our supplier over the next year. These “last time buy” purchases will be added to our inventory. Our failure to accurately estimate demand for these products may have a materially adverse effect on our business, financial condition, and/or operating results. If we have under-estimated demand for these products, it could cause significant customer relations and business reputation problems and our customers may switch to other suppliers. If we have over-estimated demand for these products, we will have excess inventory. In the past, evaluations of last-time-buy inventory have resulted in write-downs when actual sell-through results did not meet expectations.
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
     If our current independent wafer manufacturers were unable or unwilling to manufacture our products as required, we would need to identify and qualify additional foundries. No additional wafer foundries may be able or available to satisfy our requirements on a timely basis. Even if we are able to identify a new third party manufacturer, the costs associated with manufacturing our products may increase. In any event, the qualification process typically takes one year or longer, which could cause product shipment delays, and qualification may not be successful. Any of these developments could have a materially adverse effect on our business, financial condition, and/or operating results.
Our independent assembly subcontractors may be unable or unwilling to meet our requirements, which could delay product shipments and result in the loss of customers or revenues.
     We rely primarily on foreign subcontractors for the assembly and packaging of our products and, to a lesser extent, for the testing of our finished products. Our reliance on independent subcontractors involves certain risks, including lack of control over capacity allocation and delivery schedules. We generally rely on one or two subcontractors to provide particular services for each product and from time to time have experienced difficulties with the timeliness and quality of product deliveries. We have no long-term contracts with our subcontractors and certain of those subcontractors sometimes operate at or near full capacity and sometimes face financial difficulties. Any significant disruption in supplies from, or degradation in the quality of components or services supplied by, our subcontractors could have a materially adverse effect on our business, financial condition, and/or operating results.
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
     In 2008, sales made through distributors accounted for 74% of our net revenues, compared with 77% for 2007 and 2006. Our distributors offer products of several different companies, so they may reduce their efforts to win new designs or sell our products or give higher priority to other products. This is particularly a concern with respect to any distributor that also sells products of our direct competitors. As part of our current cost-reduction efforts, we have reduced the margins earned by our distributors on our products, which in some cases has caused our distributors to reduce their design-win and/or sales efforts. A reduction in design-win or sales effort, termination of relationship, failure to pay for products, or discontinuance of operations because of financial difficulties or for other reasons by one or more of our current distributors could have a materially adverse effect on our business, financial condition, and/or operating results.
Distributor contracts generally can be terminated on short notice.
     Although we have contracts with our distributors, the agreements are terminable by either party on short notice. We consolidated our distribution channel in 2001 by terminating our agreement with Arrow Electronics, Inc., which accounted for 13% of our net revenues in 2001. On March 1, 2003, we again consolidated our distribution channel by terminating our agreement with Pioneer-Standard Electronics, Inc., which accounted for 26% of our net revenues in 2002, after which Unique Technologies, Inc. (“Unique”), a sales division of Memec, was our sole distributor in North America. Unique accounted for 33% of our net revenues in 2004. During 2005, Avnet acquired Memec, after which Avnet became our primary distributor in North America. Avnet accounted for 36% of our net revenues in 2008 compared with 40% in 2007 and 2006. Even though Xilinx is Avnet’s biggest line, our transition from Unique to Avnet was generally satisfactory. The loss of Avnet as a distributor, or a significant reduction in the level of design wins or sales generated by Avnet, could have a materially adverse effect on our business, financial condition, and/or operating results. In 2006, we added Mouser as a distributor in North America and elsewhere and, in 2008, we added Future as an additional distributor in North America.
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
     Most of our products are subject to the EAR; however, our newer space-grade FPGAs, the RTAX-S family, are subject to the ITAR. ITAR controls not only the export of RTAX-S FPGAs, but also the export of related technical data and defense services as well as foreign production. While we believe that we have obtained and will continue to obtain all required licenses for RTAX-S FPGA exports, we have undertaken corrective actions with respect to the other ITAR controls and are implementing improvements in our internal compliance program. If the corrective actions and improvements were to fail or be ineffective for a prolonged period of time, it could have a materially adverse effect on our business, financial condition, and/or operating results. In addition, the fact that our newer RTAX-S space-grade FPGAs are ITAR-controlled may make them less attractive to foreign customers, which could also have a materially adverse effect on our business, financial condition, and/or operating results. While we have prior determinations that our older space-grade FPGAs, the RTSX-S family, are subject to the EAR, the U.S. Department of State is currently reconsidering what U.S. Government agency has jurisdiction over our RTSX-S FPGAs. A determination that our older RTSX-S space-grade FPGAs are ITAR-controlled would make them less attractive to foreign customers, which could also have a materially adverse effect on our business, financial condition, and/or operating results.
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
     Changes in United States export laws, or in their administration, that require us to obtain additional export licenses sometimes cause significant shipment delays. Any future restrictions or charges imposed by the United States or any other country on our international sales or sales offices could have a materially adverse effect on our business, financial condition, and/or operating results.
Risk Related to Economic and Market Fluctuations
     We have experienced substantial period-to-period fluctuations in revenues and operating results due to conditions in the overall economy, in the general semiconductor industry, in our major markets, and at our major customers. We may again experience these fluctuations, which could be adverse and may be severe.
Our business has been, and may be further, adversely affected by the current financial and economic conditions.
     The global economy experienced a downturn due to the subprime lending crisis, general credit market crisis, collateral effects on the finance and banking industries, concerns about liquidity, slower economic activity, increased unemployment rates, decreased consumer confidence, reduced corporate profits and capital spending, and generally adverse business conditions. The downturn caused many of our customers to curtail their spending, which in turn has resulted in lower sales by us. The conditions in the financial markets and global economy have improved somewhat, however, if the current conditions persist or further deteriorate, our business and operating results could be adversely and perhaps materially affected.
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

     Although we believe we have adequate liquidity and capital resources to fund our operations internally, our inability to access the capital markets on favorable terms, or at all, could force us to self-fund strategic initiatives or even forgo certain opportunities, which in turn could have an adverse affect on our business.
Our revenues and operating results may be adversely affected by future downturns in the semiconductor industry.
     The semiconductor industry historically has been cyclical and periodically subject to significant economic downturns, which are characterized by diminished product demand, accelerated price erosion, and overcapacity. Beginning in the fourth quarter of 2000, we experienced (and the semiconductor industry in general experienced) reduced bookings and backlog cancellations due to excess inventories at communications, computer, and consumer equipment manufacturers and a general softening in the overall economy. During this downturn, which was severe and prolonged, we experienced lower revenues, which had a substantial negative effect on our operating results. The recent downturn in the global economic and financial markets had a similar, and possibly even more severe, adverse effect on the semiconductor industry generally and our business and operating results in particular. Any future downturns in the semiconductor industry may have a similar adverse effect on our business, financial condition, and/or operating results.
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
     We believe that our business has benefited from a trend by defense contractors to rely more on the commercial marketplace. However, if this trend toward the use of “off-the-shelf” products continued to the point where defense contractors customarily purchased commercial-grade parts rather than military-grade parts, the revenues and gross margins that we derive from sales to customers in the military and aerospace industries could erode, which would have a materially adverse effect on our business, financial condition, and/or operating results. On the other hand, if this trend toward the use of “off-the-shelf products” from the commercial marketplace were to reverse, and defense contractors used more customized ASICs, the revenues and gross margins that we derive from sales to customers in the military and aerospace industries could similarly erode, which would also have a materially adverse effect on our business, financial condition, and/or operating results.
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
     In light of the bankruptcy filing by Lehman Brothers in the third quarter of 2008, we concluded that our investment in a Lehman Brothers’ corporate bond was other-than-temporarily impaired and therefore wrote-down the investment to its fair market value. The impairment charge of approximately $0.9 million was included in interest income and other, net on our condensed consolidated statement of operations for the three and nine months ended October 5, 2008. Although the current credit environment continues to be difficult, we do not believe that sufficient evidence exists at this point in time to conclude that any of our remaining investments are other-than-temporarily impaired. We continue to monitor our investments closely to determine if additional information becomes available that may have an adverse effect on the fair value and ultimate realizability of our investments. If we concluded that any of our remaining investments were other-than-temporarily impaired, our operating results for the periods in which the write-downs occurred would be adversely and perhaps materially affected.
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
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment: An Amendment of FASB Statements No. 123 and 95.” (“SFAS 123R”), currently referred to as FASB ASC 718, Share-Based Payment Transactions. FASB ASC 718 requires companies to recognize compensation expense using a fair-value based method for costs related to share-based payments, including stock options and employee stock purchase plans. We implemented the standard in the fiscal year that began January 2, 2006, and the adoption of FASB ASC 718 had a material effect on our consolidated operating results and earnings per share. In addition, the adoption of FASB ASC 718 caused us to change our equity compensation strategy. Future changes in accounting rules or practices could materially and adversely affect our business and/or operating results.
Compliance with new or changed corporate governance and public disclosure requirements may adversely affect our operating results.
     Changing laws, regulations, and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new SEC regulations and Nasdaq Global Market rules, resulted in significant additional expense. We are committed to maintaining high standards of corporate governance and public disclosure, and therefore have invested the resources necessary to comply with the evolving laws, regulations, and standards. This investment has resulted in increased general and administrative expenses as well as a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations, and standards differ from the activities intended by regulatory or governing bodies, we may be subject to lawsuits or sanctions or investigation by regulatory authorities, such as the SEC or The Nasdaq Global Market, and our reputation may be harmed. In addition, new or changed corporate governance and public disclosure requirements could materially and adversely affect our business and/or operating results.
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
Other Risks Related to Events Beyond Our Control
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
     We have devoted significant resources to research and development and believe that the intellectual property derived from such research and development is a valuable asset important to the success of our business. We rely primarily on patent and trade secret laws to protect the intellectual property developed as a result of our research and development efforts. As part of our current cost-reduction efforts, we expect to reduce our rate of patent application filings. In addition, every year we abandon some of our existing U.S. and foreign patents and pending applications that we perceive to have lesser value. As part of our current cost-reduction efforts, we expect to increase the number of existing patents and pending patent applications that we abandon. These cost-containment measures may reduce our ability to protect our products by enforcing, or to defend the Company by asserting, our intellectual property rights against others.
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
     In addition, a significant part of our current restructuring plan involves increased offshoring, which involves numerous risks, including operational business issues such as productivity, efficiency, and quality; geographic, cultural, and communication issues; and information security, intellectual property protection, and other legal issues. Any of these issues could render our restructuring plan ineffective, which could have a materially adverse effect on our business, financial condition, and/or operating results.
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
Like many other stocks, the price of our Common Stock has declined and, if investors continue to have concerns that our business and operating results will be adversely affected by current economic conditions, our stock price could further decline.
   If our stock price declines sufficiently, we may write down our goodwill, which may have a materially adverse effect on our operating results.
     We account for goodwill and other intangible assets under FASB ASC 350, Goodwill and Other Intangible Assets. Under this standard, goodwill is tested for impairment annually or more frequently if certain events or changes in circumstances indicate that the carrying amount of goodwill exceeds its implied fair value. The two-step impairment test identifies potential goodwill impairment and measures the amount of a goodwill impairment loss to be recognized (if any). The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. We are a single reporting unit under FASB ASC 350, so we use an enterprise approach to determine our total fair value. Since the best evidence of fair value is quoted market prices in active markets, we start with our market capitalization as the initial basis for the analysis. We also consider other factors, including control premiums from observable transactions involving controlling interests in comparable companies as well as overall market conditions. As long as we determine our total enterprise fair value is greater than our book value and we remain a single reporting unit, our goodwill will be considered not impaired, and the second step of the impairment test under FASB ASC 350 will be unnecessary. If our total enterprise fair value were to fall below our book value, we would proceed to the second step of the goodwill impairment test, which measures the amount of impairment loss by comparing the implied fair value of our goodwill with the carrying amount of our goodwill. As a result of this analysis, we may be required to write down our goodwill, and recognize a goodwill impairment loss, equal to the difference between the book value of goodwill and its implied fair value.
   If our long-lived assets become impaired, our operating results will be adversely affected.
     Beginning in the first quarter of 2008, we experienced significant increases in bookings for our newer Flash product families, which include Fusion, Igloo and ProASIC3. To support the expected ramp-up in manufacturing, we ordered additional testing and sorting equipment. However, a substantial proportion of the bookings were rescheduled and then cancelled, so the expected shipments never occurred. This was mostly due to the worldwide economic crisis. During the second quarter of 2009, we recorded a non-cash impairment charge of $5.5 million for certain manufacturing fixed assets that were determined, in accordance with our policies and historical practices, to be excess to current and expected future manufacturing requirements. If the current worldwide economic conditions continue, we might determine (based on such factors as a sustained decline in our forecasted cash flows) that the carrying value of our long-lived assets are further impaired. If we were required to record an additional charge to earnings because an impairment of our long-lived assets is determined, our operating results for the period in which the charge was recorded would be adversely affected.

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

ACTEL CORPORATION
Date: November 12, 2009	/s/ Maurice E. Carson
Maurice E. Carson
Executive Vice President and Chief Financial Officer (on behalf of Registrant) (as Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.