Form 10-K
period 2010-01-03
ACTEL CORP
filed 2010-03-15
CIK 907687

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of voting and non voting common equity held by non affiliates of the Registrant was approximately $288 million as of July 2, 2009, based upon the closing price on the NASDAQ Global Market reported for such date. Shares held by each officer and director and each person owning more than 10% of the outstanding voting and non-voting stock have been excluded from this calculation because such persons may be deemed to be affiliates of the Registrant. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose. The number of shares outstanding of the Registrant’s Common Stock on March 10, 2010, was 26,429,647 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K is incorporated by reference to the registrant’s proxy statement for its 2010 annual meeting of shareholders, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

i

PART I

ITEM 1.	BUSINESS

In this Annual Report on Form 10-K, Actel Corporation and its consolidated subsidiaries are referred to as “we,” “us,” “our,” “The Company” or “Actel.” You should read the information in this Annual Report with the Risk Factors in Item 1A. Unless otherwise indicated, the information in this Annual Report is given as of March 15, 2010, and we undertake no obligation to update any of the information, including forward-looking statements. All forward-looking statements are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements containing words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “seeks,” and variations of such words and similar expressions are intended to identify the forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements due to the risks identified in the Risk Factors or for other reasons.

Actel Corporation is the leading supplier of low-power field-programmable gate arrays (“FPGAs”), mixed-signal FPGAs, and system-critical FPGAs. Delivering the lowest power consumption of any comparably sized FPGAs at both the chip and the system level, the Company’s flash- and antifuse-based FPGA solutions enable power-efficient design. In support of our FPGAs, we offer design and development software and tools to optimize power consumption; power-smart intellectual property (“IP”) cores, including industry-standard processor technologies; the industry’s smallest footprint packaging; programming hardware and starter kits; and a variety of design services. We target a wide range of applications in the aerospace, avionics, communications, consumer, industrial and military markets that require low power consumption, high reliability, or other attributes of our nonvolatile flash-and antifuse-based technologies that have an inherent competitive advantage over traditional SRAM-based FPGAs.

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

The Company was founded and incorporated in California in 1985. Actel’s Common Stock trades on the NASDAQ Global Market under the symbol ACTL. Our corporate headquarters are located at 2061 Stierlin Court, Mountain View, Calif., 94043, and our Website address is www.actel.com. We provide access free of charge, through a link on our Website, to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, as well as amendments to those reports, as soon as reasonably practicable after the reports are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). The Actel, Actel Fusion, IGLOO, Axcelerator, FlashLock, FuseLock, Libero, ProASIC, and ProASICPLUS names and logos are registered trademarks of Actel. This Annual Report also includes unregistered trademarks of Actel as well as registered and unregistered trademarks of other companies.

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

Traditionally, ASICs and CPLDs have addressed the low-power needs of portable consumer applications. However, with long design cycles and little flexibility to address changing standards and late-stage design modifications, ASICs are riskier and often impractical for portable applications with short product-life cycles. Moreover, CPLDs are becoming less attractive in some low-power applications due mainly to increasing demand for high-end features. As a result, FPGAs are becoming the preferred solution as competition intensifies and time to market has an increasing impact on the success of portable, battery-powered products. Of course, FPGAs must meet the potential customer’s other design requirements, including cost, performance, size and security.

FPGAs based on static random access memory (“SRAM”) technology have inherently high static power consumption compared with antifuse- or flash-based FPGAs. This is because the SRAM cells must always be minimally turned on in order to maintain their memory state, whereas antifuse- or flash-based FPGAs can maintain their programmed state with power completely off. Even “low-power” SRAM-based FPGAs draw on the order of ten times more power for typical battery-operated applications. SRAM-based FPGAs also experience power surges at start-up that drain batteries and can cause system-initialization failures. Compounding the problem, each process node “shrink” increases the static power consumption of transistor-heavy SRAM-based FPGAs. The power problem becomes further complicated with respect to SRAM-based solutions that utilize flash technology to program the device’s SRAM architecture. Though marketed as flash-based devices, these solutions add flash circuitry to the power-draining SRAM FPGA fabric, so they have inherently high static power consumption like a standard SRAM-based FPGA.

The Actel Advantage

To a great extent, the characteristics of an FPGA are dictated by the technology used to make the device programmable. Devices based on nonvolatile flash or antifuse programming elements offer significant power, security, and neutron-immunity advantages over volatile FPGAs based on SRAM technology. Our strategy is to offer our FPGAs to markets in which our nonvolatile flash- and antifuse-based technologies have an inherent competitive advantage.

• Low Power and Small Footprint

Because they don’t use power-draining SRAM configuration bit cells, nonvolatile flash-based FPGAs have significantly lower static power than SRAM-based solutions, making them optimal for low-power applications. In addition, some of our flash-based FPGAs have been designed specifically for low-power applications. When compared with high density SRAM FPGAs, Actel’s flash FPGAs use up to 1700 times less static power. When compared with low density CPLDs, flash FPGAs use up to 25 times less power. We also offer the industry’s smallest micro chip scale package and the largest selection of small footprint packages. The low power combined with small packages create new opportunities for designers of battery-powered handheld applications with strict board space requirements.

• Security

Once programmed, our nonvolatile single-chip devices retain configuration indefinitely without requiring an external configuration device. With no bitstream susceptible to interception, our nonvolatile solutions eliminate the potential for in-system errors or data erasures that might occur during download. For our flash-based devices, we offer the Actel FlashLock feature, which provides a unique combination of reprogrammability and design security without external overhead. Our flash-based devices with AES-based security permit secure, remote field updates of both system design and flash memory content. For our antifuse-based FPGAs, we offer the Actel FuseLock feature, which is designed to prevent unauthorized users from reading back the contents.

• Reliability (Radiation Tolerant)

Our flash- and antifuse-based devices are not subject to configuration upsets caused by high-energy neutrons naturally present in the earth’s atmosphere. SRAM-based FPGAs, on the other hand, are vulnerable to neutron-

induced configuration loss not only under high-altitude conditions, as traditionally believed, but also in ground-based applications. The energy of the collision can change the state of the SRAM FPGA’s configuration cell and thereby cause an unpredictable change in FPGA functionality. These errors, which are very difficult to prevent in SRAM FPGAs, can result in failure-in-time (“FIT”) rates in the thousands and complete system failures.

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

Products

We offer customers a range of low-power flash-based solutions to address design challenges in the military and aerospace, communications, consumer and industrial markets. With densities ranging from 10,000 to 3,000,000 system gates, our reprogrammable product families exploit the inherent benefits of our nonvolatile flash technology: low power, security, neutron immunity, single chip, small footprint, and LAPU. Our flash-based solutions include the IGLOO, ProASIC3, Actel Fusion and recently introduced SmartFusion mixed-signal FPGA families as well as those families optimized for an ARM Cortex-M1 processor: the M1 IGLOO, M1 ProASIC3/E, and M1 Fusion families. In addition we have expanded our flash product lines into the military and aerospace markets with our RT ProASIC3 space flight FPGAs and our military-qualified ProASIC3L and ProASIC3EL FPGAs.

We also offer a broad portfolio of nonvolatile antifuse-based FPGAs. Ranging in density from 3,000 to 4,000,000 system gates, our single-chip solutions include FPGAs qualified to commercial, industrial, and military specifications as well as radiation-tolerant devices. Spanning six process geometries, our antifuse-based solutions include the RTAX-DSP, RTAX-S, RTAX-SL, Axcelerator, eX, SX-A, MX, and the legacy SX, ACT 3, ACT 2, and ACT 1 families. We still ship many legacy antifuse FPGAs to customers with products having long life-cycles.

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

• IGLOO FPGAs

• The lowest-power FPGAs

Since its introduction in 2006, designers of portable and handheld applications have taken note of our 10,000 to 3,000,000 system gate IGLOO family due to its unprecedented low power. The family offers quick and easy power control with flexible implementation options, including the Flash*Freeze, low-power active, and sleep modes, and is the only truly low-power FPGA solution to support 1.2 V core operation. We provide designers with comprehensive solutions for IGLOO, including storage, display, and control-related development boards, reference designs, and IP cores, to enable rapid design of their portable and power-sensitive applications.

•	IGLOO PLUS I/O-optimized FPGAs introduced in 2008

•	30,000 to 125,000 system gates

•	IGLOO nano for high-volume, portable consumer market introduced in 2008

•	10,000 to 250,000 system gates

•	Power consumption as low as 2 microWatts

•	Package size as small as 3 x 3 mm

•	January 2009, IGLOO awarded Best All Around FPGA in Penton Media’s 2008 Best Electronic Design Competition

•	April 2009, IGLOO nano FPGAs voted best product of the year by Electronic Products China

•	November 2009 IGLOO nano FPGAs received Leading Product Award in Electronic Design News China

• ProASIC3/E FPGAs

• Low power FPGAs

With densities ranging from 10,000 to 3,000,000 system gates, our ProASIC3/E FPGAs are commercially qualified and shipping to customers worldwide for high-volume applications in the communications, consumer and industrial markets. Optimized for cost, our reprogrammable ProASIC3 family also delivers high performance to power-conscious applications. ProASIC3/E devices support free implementation of the ARM Cortex-M1 soft processor IP core, offering the benefits of programmability and time to market at an ASIC-like unit cost.

•	ProASIC3L for high-performance, power-conscious systems introduced in 2008

•	250,000 to 3,000,000 system gates

•	reduced power consumption with up to 350MHz operation

•	ProASIC3 nano for high-volume, portable consumer market introduced in 2008

•	10,000 to 250,000 system gates

•	Packages as small as 3 x 3 mm

•	January 2009, ProASIC3 awarded Best All Around FPGA in Penton Media’s 2008 Best Electronic Design Competition

• Actel Fusion and SmartFusion Intelligent Mixed-Signal FPGAs

Actel Fusion, the world’s first mixed-signal FPGA integrates configurable analog, flash memory and flash-based programmable logic in a monolithic device. With densities ranging from 90,000 to 1,500,000 system gates our Fusion FPGAs have been designed by a broad spectrum of customers for use in a wide range of applications. The Actel Fusion mixed-signal FPGA system management functionality, which includes power and thermal management, data logging, and system diagnostics, gives us the opportunity to win numerous designs in high-volume applications. Fusion FPGAs can integrate system and power management functions and provide programmable flexibility in a single chip, resulting in potential cost, power, and space savings of 50 percent or more, relative to current implementations. To provide templates for the customization of system management functions and to speed development time, we also offer the System Management Development Kit, a complete prototyping and development kit. In addition, we have introduced several Fusion-based reference designs addressing the xTCA standards based on the Pigeon Point portfolio of system management solutions.

The recent introduction of the SmartFusion intelligent mixed-signal FPGAs greatly expands our ability to compete in the embedded market space, allowing us to pursue designs not previously available to FPGAs. With densities ranging from 60,000 to 500,000 system gates, SmartFusion devices integrate FPGA fabric, an ARM Cortex-M3 processor and programmable analog, providing full customization, IP protection and ease-of-use. The combination of a microcontroller, analog peripherals, embedded flash and programmable logic with single-chip operation offers levels of integration previously only available in custom solutions. In-application programming enables real-time updates and reprogramming of the complete chip, and without the restrictions of traditional fixed-function microcontrollers, SmartFusion devices offer the flexibility of a true system-on-a-chip solution. The synthesis of these three areas also increases security by keeping all data transfers within the chip and preventing interception. Additionally, the inherent security of our flash technology combined with encrypted in-system programming and the FlashLock key controlling access to the security settings of the device ensures IP protection.

• RTAX-S, RTAX-SL, RTAX-DSP, and RT-ProASIC3 FPGAs

Designers utilizing our RTAX-S FPGAs value their radiation tolerance, high reliability, firm-error immunity and programmability. RTAX-S FPGAs, with densities ranging from 250,000 to 4,000,000 system gates, are not subject to the high up-front tooling charges and long lead-times associated with radiation-hardened ASICs, giving us development-cost and time-to-market advantages. In addition, our RTAX-S devices have “built in” triple module redundancy (TMR), a single event upset (SEU) mitigation technique. Competing high-density FPGA solutions require TMR to be instantiated by the user, which can consume more than two-thirds of the FPGA’s available logic. We believe no other FPGA delivers the density, radiation tolerance and reliability of our 4,000,000 system-gate RTAX4000S device, which significantly expanded the number of space applications that can be supported by our RTAX-S family.

•	RTAX-SL devices, the lowest-power FPGAs for flight applications, introduced in 2009

•	RTAX-DSP space-flight FPGAs introduced in 2008

•	2,000,000 to 4,000,000 system gates

•	Digital signal processing capability in excess of 15 billion multiplications per second

•	RTAX-DSP prototype FPGAs available in September 2009, for hardware demonstration and timing validation of designs targeted to Actel’s RTAX-DSP space-flight FPGAs

•	RT ProASIC3 radiation-tolerant, flash-based FPGAs for space flight applications introduced in 2008

•	600,000 to 3,000,000 system gates

•	power supplies ranging from 1.2 to 1.5V allow balancing of power consumption and performance

•	In January 2009, RTAX-DSP FPGAs selected by EDN as one of the “Hot 100 Electronic Products” of 2008

Supporting Products and Services

In support of our low-power FPGAs and power-efficient mixed-signal FPGAs, we offer power-optimized design and development software and tools, power-smart IP cores, programming hardware and starter kits, and a variety of services that enable our customers to implement their designs in our products.

• Design and Development Software and Tools

The Actel Libero integrated design environment (“IDE”) seamlessly integrates best-in-class design tools from Mentor Graphics and Synopsys with Actel-developed custom tools into a single FPGA development package. Emphasizing power-conscious design, the Actel Libero IDE includes power-driven layout and advanced power-analysis capabilities, allowing users to optimize their systems for low power consumption. We also offer a comprehensive development environment, boards, and reference designs to enable customers to get system-level products to market quickly and reduce cost and risk.

• IP Cores

With more than 180 IP products designed and optimized to work with Actel devices, our IP cores support the aerospace, avionics, communications, consumer and industrial markets. Our IP solutions streamline designs, enable faster time-to-market, and minimize design costs and risks. We supply IP, components, tools, and complete reference designs. This allows the system designer to focus on adding value to the design. Our IP is optimized and verified for use with Actel FPGAs, so designers can spend time developing and verifying the system instead of the IP blocks. We also offer a range of processor technologies — from our small CoreABC to the high-performance, industry-standard ARM Cortex-M1 processor — allowing designers to select an appropriate processor for their application. In 2008, we broadened our support for industry-standard processors. Complementing the existing Libero IDE, we added new software drivers and real-time operating system support. In combination with development boards, these offerings further enhance a designers’ ability to use processor technology in our low-power and mixed-signal FPGAs. In 2009, The Athena Group, Inc. joined our CompanionCore program and announced the availability of its silicon-proven cryptography cores for our IGLOO and ProASIC3 FPGAs.

• Programming Hardware

We offer several programming options, including Silicon Sculptor 3 and the FlashPro series, for designers utilizing our nonvolatile FPGAs. Our Silicon Sculptor 3 is a compact, high-speed, single-device programmer for all Actel devices. Up to 12 Silicon Sculptor 3 programmers can be connected to a single PC using nested USB hubs. FlashPro4 is a compact and cost-effective programmer for our flash-based devices. With its in-system programming capability, this programmer limits incompatibility problems and expensive redesign costs and offers faster time to market. FlashPro4 programmers support SmartFusion, Fusion, IGLOO, and ProASIC3/E devices and are powered from the USB port. We also offer programming adapter modules, surface-mount sockets, prototyping adapter boards and mechanical packages, and accessories.

• Starter Kits

In addition to demonstration and evaluation boards, we offer starter kits for all of our key FPGA families including IGLOO, M1 IGLOO, SmartFusion, Fusion, M1 Fusion, ProASIC3, M1 ProASIC3, ProASICPLUS, and Axcelerator. Low-cost starter kits, which include design and programming software and device programmers, are a quick and cost-effective way to assess an FPGA technology. We also offer a battery-powered IGLOO-based Icicle Kit to demonstrate extended battery life for portable designs.

The recently released SmartFusion Evaluation Kit, SmartFusion Development Kit, and the Fusion Advanced Development Kit include a Mixed-Signal Power Manager that enables designers to control and reduce power at the system level. Additionally, Pigeon Point Systems offers a range of SmartFusion and Fusion-based xTCA benchtop Board Management Reference (BMR) kits.

Vertical Markets and Applications

FPGAs are used in a broad range of applications across nearly all electronic system market segments. Our products serve a wide range of customers within the communications, consumer, industrial, and military and aerospace markets. We target applications that require low power or other attributes of our nonvolatile flash and antifuse-based technologies that have an inherent competitive advantage.

• Communications

Pigeon Point Systems, a wholly owned subsidiary of Actel Corporation, delivers world-class management components for modular platforms based on the AdvancedTCA, AdvancedMC, and MicroTCA architectures (collectively referred to as “xTCA”) to leading companies worldwide. Pigeon Point Systems is the leading provider of xTCA management components and offers a comprehensive solution for proprietary and standards-based system management implementations in the industrial, military and telecommunications markets.

Current system management implementations often require numerous discrete components (sometimes numbering in the hundreds) that occupy large amounts of board space and are difficult to change. In the communications market, increased costs and risks are driving the rapid adoption of standards for remotely managed systems, such as AdvancedTCA and MicroTCA. Management subsystems based on mixed-signal FPGAs can integrate the functionality of many of the discrete components, thereby reducing cost and board space, while simultaneously increasing flexibility and reducing risk.

We believe that widely used and proven reference designs for xTCA management controllers will be very attractive to product designers in the rapidly growing xTCA-focused portion of the communications infrastructure market. In addition, these reference designs can provide management controller foundation technology for developers who are building proprietary systems for the much larger non-xTCA communications infrastructure market. In 2009, Pigeon Point Systems introduced several management controller reference designs supporting Fusion. Currently, multiple companies are either shipping products or are in the process of developing products based on these designs.

With the introduction of the SmartFusion intelligent mixed-signal FPGA, Pigeon Point Systems is working to add SmartFusion variants of all its xTCA management controller solutions. SmartFusion is designed to support hardware management applications. Pigeon Point Systems’ management products can leverage the microcontroller, programmable analog, and flash FPGA fabric subsystems of a SmartFusion device. Based on the success that we have already demonstrated with Fusion, we believe that management controller solutions built with SmartFusion will be even more compelling.

To support these system management applications of our mixed-signal FPGAs, we also offer a portfolio of IP cores for processing, analog, memory interface and communications. Sample communications applications include:

Mid- and high-end routers and switches
Access systems (cable and DSL)
Metropolitan and optical networks
Multi-Service provisioning platforms
Wireless base stations and backhaul

• Consumer

For designers of battery-operated portable and consumer applications, the goal is to achieve the lowest power possible in order to extend the battery life by using low static and dynamic power and by allowing the system to enter and exit low-power modes quickly. Other considerations include design security, flexibility and modularity, small footprint, design reuse, and field upgradeability. We have a detailed strategy and multi-phased plan to increase market penetration for our industry leading lowest-power IGLOO FPGAs in the rapidly-growing portable market. More specifically, the increasing popularity of personal media players, portable navigation devices, displays, and wireless electronics and the convergence of multiple features has created a tremendous demand for processor interfaces such as storage, display control, motor control and human interface control. In 2008, we introduced nano versions of our IGLOO and ProASIC3 low power FPGAs, targeted at the high-volume, portable markets. IGLOO nano products offer groundbreaking possibilities in power, size, lead-times, operating temperature, and cost. Available in logic densities from 10,000 to 250,000 gates, the 1.2 V to 1.5 V IGLOO nano devices have been designed for high-volume applications where power and size are key decision criteria. IGLOO and ProASIC3 nano devices bring a new level of value and flexibility to the high-volume and portable markets. When measured against the typical project metrics of performance, cost, flexibility and time to market, the nano devices provide an attractive alternative to ASICs and application-specific standard products (“ASSPs”) in fast moving or highly competitive markets. Sample consumer applications include:

GPS devices
Home networking
Multimedia entertainment systems PDAs
Portable gaming
Set-top boxes
Smart phones
Digital TV accessories

• Industrial

Recent advances in electronic component performance and integration at lower price points have spurred the proliferation of electronic control units. Crossing many technologies and applications, from automated industrial manufacturing lines to instrumentation systems to medical equipment, the focus is on increasing power efficiency while reducing total system cost. For many industrial applications, the Actel Fusion mixed-signal FPGA can offer unprecedented integration in a single-chip, replacing a host of discrete components at less than half the cost and board space while maintaining system reliability. Mixed-signal FPGAs with analog interface and flash memory enable designers to integrate a processor, run directly from on-chip memory, and tightly couple control logic, analog input/output and processing needs, while the range of peripherals SmartFusion offers for its hard Cortex-M3 processor and the flexibility of its FPGA fabric make the device a good fit for industrial automation. Our nanoPower IGLOO FPGA, with its ultra low power Flash*Freeze mode, can offer designers orders of magnitude lower power consumption than competing programmable solutions. In an insulin pump, for example, our ultra low power IGLOO FPGAs can integrate glue logic and multiple functions — from human machine interface (“HMI”), display, storage and communication control to microcontroller functions — into a single chip, thereby reducing the bill of materials, board area, power consumption and cost. Sample industrial applications include:

Instrumentation and test equipment
Point of sale
RFID readers
Surveillance and automation systems
Industrial motor control
Security camera
Portable medical instruments
Clinical equipment
Imaging and scanning equipment
Diagnostic lab equipment
Home infusion pumps
Patient monitor

• Military and Aerospace

With a focus on stringent quality and reliability requirements, military and aerospace designers have long recognized the inherent advantages of nonvolatile FPGA technologies for applications that require high reliability, firm-error immunity, low power consumption, small footprint (single chip), and design security. Thousands of our radiation-tolerant and radiation-hardened FPGAs have performed mission- or flight-critical functions aboard manned space vehicles, earth-orbiting satellites, and deep space probes. Over the last decade, Actel FPGAs have been onboard more than 100 launches and flown on over 300 satellites and spacecraft, including GPS-2RM, Mars Reconnaissance Orbiter, Mars Explorer Rovers 1 and 2 (Spirit and Opportunity), Echostar, and Globalstar. We are the leading supplier of aerospace PLDs. In 2009, we added sophisticated digital signal processing capabilities to our industry-leading radiation-tolerant RTAX-S space flight FPGAs. These RTAX-DSP FPGAs add embedded radiation-tolerant multiply-accumulate blocks to the industry-standard RTAX-S product family, resulting in a dramatic increase in device performance and utilization when implementing arithmetic functions, such as those encountered in DSP algorithms, without sacrificing reliability or radiation tolerance. We also introduced RT ProASIC3 devices for space flight applications. The reprogrammability of the new low-power RT ProASIC3 devices simplifies prototyping and eases hardware timing validation while offering critical immunity to radiation-induced configuration upsets. These new products broaden our industry-leading space-flight offering and give designers the reliable, flexible solutions they need to design next-generation space-flight systems.

ProASIC3 and ProASIC3EL FPGAs are also offered as military-qualified product offerings, extending our low-power leadership and the reliability benefits of our flash-based FPGA technologies. Verified to operate across the full military temperature range and ranging in density from 600,000 to 3,000,000 system gates, the new low-power devices are immune to neutron-induced configuration upsets, saving board space and minimizing complexity in the system. With lower power, increased gate density, and improved performance, we enable designers to eliminate the higher power consumption and failure risks often associated with SRAM-based FPGAs for a wide range of military, aerospace, and avionics applications.

Sample aerospace and military applications include:

Attitude and orbit control
Camera electronics
Command and data handling
Instrumentation
Management of spacecraft power and environmental controls
Navigation and guidance
Propulsion system electronics
Radio communication
Sensor control
Sensor data processing
Telemetry

ProASIC3 and ProASICPLUS FPGAs have been designed into flight-critical applications on the new Boeing 787 Dreamliner commercial airliner, which successfully completed its maiden test flight in December 2009.

Sales and Distribution

We maintain a worldwide, multi-tiered selling organization that includes a direct sales force, independent sales representatives (in North America), electronics distributors, and value-added resellers.

Our North American sales force consists of sales and administrative personnel and field application engineers (“FAEs”) operating from offices located in major metropolitan areas. Direct sales personnel call on assigned accounts, typically large, direct original equipment manufacturers (“OEMs”). Our sales managers oversee the activities of our direct sales personnel as well as those of our sales representatives and distributors. Our sales representatives are independent companies operating under contract with us to sell our products in assigned geographic regions. The sales representatives concentrate on selling to major industrial companies in North America. We take direct orders from a small number of large, strategic customers and fulfill those orders with direct shipments. To support order fulfillment for the vast majority of customers, we have distribution agreements with Avnet, Inc. (“Avnet”) Future Electronics, Inc. (“Future Electronics”) and Mouser Electronics, Inc. (“Mouser”). The sales forces of these distributors also call on the engineering departments of the many smaller, geographically dispersed accounts in North America that our sales representatives do not focus on.

We generate a significant portion of our revenues from international sales. Sales to European customers accounted for 25% of net revenues in 2009, while sales to Pan Asian and Rest of the World (“ROW”) customers accounted for 23%. Our European and Pan Asian/ROW sales organization consists of employees operating from various sales offices and distributors. Outside North America, we do not utilize independent sales representative companies. In those geographic areas, our distributors perform the role of both sales representative and distributor. Avnet and Future Electronics are also franchised distributors for Actel in most countries outside North America, and we also utilize local and regional distributors in many European and Asian markets.

Sales made through distributors accounted for 70% of our net revenues in 2009. As is common in the semiconductor industry, we generally grant price protection to distributors. Under this policy, distributors are granted a credit upon an approved price reduction for the difference between their original purchase price for products in inventory and the reduced price. From time to time, distributors are also granted credit on an individual basis for approved price reductions on specific transactions to meet competition. We also generally grant distributors limited rights to return products. Because of our price protection and return policies, we generally do not recognize revenue on products sold to distributors until the products are resold to end customers.

Backlog

Our backlog was $64.2 million at January 3, 2010 compared with $54.0 million at January 4, 2009. We include in our backlog all OEM orders scheduled for delivery over the next nine months and all distributor orders scheduled for delivery over the next six months. Our business, and to a great extent that of the entire semiconductor industry, is characterized by short-term order and shipment schedules rather than volume purchase contracts. In accordance with industry practice, our backlog generally may be cancelled or rescheduled by the customer on short notice without significant penalty. In addition, a significant part of our business consists of orders that are received and shipped within a quarter. As a result, our backlog may not be indicative of actual sales and therefore should not be used as a measure of future revenues.

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

Manufacturing and Assembly

Our strategy is to utilize third-party manufacturers for our wafer requirements, which permits us to allocate our resources to product design, development, and marketing. Our FPGAs in production are manufactured by:

•	GlobalFoundries Inc. (Chartered Semiconductor Manufacturing Ltd was acquired by Advanced Technology Investment Company LLC, which owns GlobalFoundries, in December 2009) in Singapore using 0.45- and 0.35-micron design rules;

•	Infineon Technologies AG in Germany using 0.25- and 0.13-micron design rules;

•	Panasonic Corporation (formerly Matsushita Electric Industrial Co. Ltd.) in Japan using 1.0-, 0.9-, 0.8-and 0.25-micron design rules; and

•	UMC (United Microelectronics Corporation) in Taiwan using 0.25/0.22-, 0.15-, and 0.13-micron and 65nm design rules.

In March 2009, Panasonic informed us of its intention to cease production of Actel’s legacy ACT products. In order to support our customers’ future demands for the ACT products, we committed to purchase from Panasonic approximately $8 million of last-time-buy wafers relating to our ACT products. As of January 3, 2010, we had purchased approximately $3.8 million of last-time-buy wafers from Panasonic.

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

We invest resources in the continual improvement of our products, processes, and systems. We strive to ensure that our quality and reliability systems conform to standards that have worldwide recognition for improving an organization’s capabilities. We have has obtained the following quality certifications: ISO9001:2000 (Quality Management Systems), ISO/TS16949:2002 (Automotive standard), and AS9100:2004 (Aerospace standard). We are also QML (Qualified Manufacturers List) certified by the Defense Supply Center Columbus (“DSCC”). Our QML certification confirms that our quality management procedures, processes, and controls comply with MIL-PRF-38535, the performance specification used by the U.S. Department of Defense for monolithic ICs. QML certification demonstrates our capability to produce quality products for all types of high reliability, military, and space applications. The ISO9001, ISO/TS16949, AS9100, and QML certifications demonstrate that our quality systems conform with internationally-valued standards and confirm our commitment to supply top-quality FPGAs to a diverse customer base.

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

In 2009, 2008, and 2007, our research and development expenses were $60.7 million, $65.7 million and $63.7 million, respectively. We believe technical leadership and innovation are essential to our future success and we are committed to continuing a significant level of research and development effort.

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

ITEM 1A.	RISK FACTORS

This Annual Report on Form 10-K, including any information incorporated by reference herein, contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify forward looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. The forward looking statements contained in this Form 10-K involve known and unknown risks, uncertainties, and situations that may cause our or our industry’s actual results, level of activity, performance, or achievements to be materially different from any results, levels of activity, performance, or achievements expressed or implied by these statements. These factors include those listed below in this Item 1A and those discussed elsewhere in this Form 10-K. We encourage investors to review these factors carefully. We may from time to time make additional written and oral forward looking statements, including statements contained in our filings with the SEC. We do not undertake to update any forward looking statement that may be made from time to time by or on behalf of us, whether as a result of new information, future events, or otherwise, except as required by law.

Before deciding to purchase, hold, or sell our securities, you should be aware that our business faces numerous financial and market risks, including those described below, as well as general economic and business risks. The following discussion provides information concerning the material risks and uncertainties that we have identified and believe may adversely affect our business, our financial condition, and our results of operations. Before deciding to purchase, hold, or sell our securities, you should carefully consider these risks and uncertainties, together with all of the other information included in this Annual Report on Form 10-K.

Risks Related to Our Failure to Meet Expectations

Our quarterly revenues and operating results fluctuate due to general economic conditions and a variety of risks specific to Actel or characteristic of the semiconductor industry, including booking and shipment uncertainties, supply problems, and price erosion. These and other factors make it difficult for us to accurately predict quarterly revenues and operating results, which may fail to meet our expectations. When we fall short of our quarterly revenue expectations, our operating results will probably also be adversely affected because the majority of our expenses are fixed and therefore do not vary with revenues. Any failure to meet expectations could cause our stock price to decline, perhaps significantly.

The current economic environment makes quarterly revenues difficult to predict.

Our quarterly revenues and operating results are affected, both positively and negatively, by fluctuations in general economic conditions and in the semiconductor industry. Overall conditions in the worldwide economy and financial markets in general, and in the semiconductor industry in particular, have improved since the second half of 2008, but visibility continues to be limited and forecasting remains extremely difficult. Our failure, or the failure of our distributors, to accurately forecast customer demand for our products could adversely (and perhaps materially) affect our operating efficiencies and quarterly financial results.

We derive a significant percentage of our quarterly revenues from bookings received during the quarter, making quarterly revenues difficult to predict.

We generate a significant percentage of our quarterly revenues from orders received during the quarter and “turned” for shipment within the quarter. Any shortfall in expected “turns” orders will adversely affect quarterly revenues. There are many factors that can cause a shortfall in turns orders, including declines in general economic conditions or the businesses of our customers, excess inventory in the channel, and conversion of our products to ASICs or other competing products for price or other reasons. In addition, we sometimes book a disproportionately large percentage of turns orders during the final weeks of the quarter. Any failure to receive, or delay in receiving, expected turns orders would adversely (and perhaps materially) affect quarterly revenues.

We sometimes derive a significant percentage of our quarterly revenues from shipments made in the final weeks of the quarter, making quarterly revenues difficult to predict.

We sometimes ship a disproportionately large percentage of our quarterly revenues during the final weeks of the quarter, and any delays in making those shipments are more likely to cause them to slip into the following quarter. Any failure to effect scheduled shipments by the end of a quarter would adversely (and perhaps materially) affect quarterly revenues.

Our military and aerospace shipments tend to be large and are subject to complex scheduling uncertainties, making quarterly revenues and operating results difficult to predict.

Orders from our military and aerospace customers tend to be large monetarily and irregular, which contributes to fluctuations in our net revenues and gross margins. These sales are also subject to more extensive governmental regulations, including greater export restrictions. Historically, it has been difficult to predict if and when export licenses will be granted, if required. In addition, products for military and aerospace applications require processing and testing that is more lengthy and stringent than for commercial applications, which increases the complexity of scheduling and forecasting as well as the risk of failure. It is often impossible to determine before the end of processing and testing whether products intended for military or aerospace applications will pass and, if not, it is generally not possible for replacements to be processed and tested in time for shipment during the same quarter. Any failure to effect scheduled shipments by the end of a quarter would adversely (and perhaps materially) affect quarterly revenues.

We derive a majority of our quarterly revenues from products resold by our distributors, making quarterly revenues difficult to predict.

We generate the majority of our quarterly revenues from sales made through distributors. Since we generally do not recognize revenue on the sale of a product to a distributor until the distributor resells the product, our quarterly revenues are dependent on, and subject to fluctuations in, shipments by our distributors. We are therefore highly dependent on the accuracy of shipment forecasts from our distributors in setting our quarterly revenue expectations. Any failure by our distributors to effect scheduled shipments by the end of a quarter would adversely (and perhaps materially) affect our quarterly revenues. We are also highly dependent on the timeliness and accuracy of resale reports from our distributors. Late or inaccurate resale reports, particularly in the last month of a quarter, contribute to our difficulty in predicting and reporting our quarterly revenues and/or operating results.

An unanticipated shortage of products available for sale may cause our quarterly revenues and/or operating results to fall short of expectations.

In a typical semiconductor manufacturing process, silicon wafers produced by a foundry are sorted and cut into individual die, which are then assembled into individual packages and tested. The manufacture, assembly, and testing of semiconductor products is highly complex and subject to a wide variety of risks, including defects in photomasks, impurities in the materials used, contaminants in the environment, and performance failures by personnel and equipment. In addition, we may not discover defects or other errors in new products until after we have commenced volume production. Semiconductor products intended for military and aerospace applications and new products, such as our Fusion, SmartFusion, ProASIC 3, and Igloo FPGAs, are often more complex and more difficult to produce, increasing the risk of manufacturing- and design-related defects. Our failure to effect scheduled shipments by the end of a quarter due to production difficulties or other unexpected supply constraints would adversely (and perhaps materially) affect our quarterly revenues.

Unanticipated increases, or the failure to achieve anticipated reductions, in the cost of our products may cause our quarterly operating results to fall short of expectations.

As is also common in the semiconductor industry, our independent wafer suppliers from time to time experience lower than anticipated yields of usable die. Wafer yields can decline without warning and may take substantial time to analyze and correct, particularly for a company like Actel that utilizes independent foundries, almost all of which are offshore. Yield problems are most common at new foundries (particularly when new technologies are involved) or on new processes or new products (particularly when new products and new processes are both involved). Our FPGAs are also manufactured using customized processing steps, which may increase the incidence of production yield problems as well as the amount of time needed to achieve satisfactory, sustainable wafer yields on new processes and new products. Lower than expected yields of usable die or other unanticipated increases in the cost of our products could reduce our gross margin, which would adversely affect (and perhaps materially) our quarterly operating results. In addition, in order to win designs, we generally must price new products on the assumption that manufacturing cost reductions will be achieved, which often do not occur as soon as expected. We also seek to reduce costs by negotiating price reductions with suppliers, increasing the level and efficiency of our testing and packaging operations, achieving economies of scale by means of higher production levels, and shrinking the die size of our products. The failure to achieve expected manufacturing or other cost reductions during a quarter could reduce our gross margin, which would adversely (and perhaps materially) affect our quarterly operating results. Also, if we discover defects or other errors in a new product that require us to “re-spin” some or all of the product’s photomask set, we must write-off the photomasks that are replaced. This type of expense is becoming more significant as the cost of photomasks continues to increase. The write-off of any photomasks will adversely, and perhaps materially, affect our operating results for the quarter in which the write-off is taken. The same is true of any other property and equipment write-offs. During the second quarter of 2009, for example, we recorded non-cash asset impairment charges totaling $5.5 million for certain manufacturing fixed assets that were determined to be excess of current and expected future manufacturing requirements.

Unanticipated reductions in the average selling prices of our products may cause our quarterly revenues and operating results to fall short of expectations.

The semiconductor industry is characterized by intense price competition. The average selling price of a product typically declines significantly between introduction and maturity. We sometimes are required by competitive pressures to reduce the prices of our new products more quickly than cost reductions can be achieved. We also sometimes approve price reductions on specific direct sales for strategic or other reasons, and provide price concessions to our distributors for a portion of their original purchase price in order to permit them to address individual negotiations involving high-volume or competitive situations. Typically, a customer purchasing a small quantity of product for prototyping or development from a distributor will pay list price. However, a customer using our products in volume production will often negotiate a substantial price discount from the distributor. Under such circumstances, the distributor will in turn often negotiate and receive a price concession from Actel. This is a standard practice in the semiconductor industry and we provide some level of price concession to every distributor. We have also sometimes offered price reductions on certain products to reduce inventory levels. Unanticipated declines in the average selling prices of our products could cause our quarterly revenues and/or gross margin to fall short of expectations, which would adversely (and perhaps materially) affect our quarterly financial results.

In preparing our financial statements, we make good faith estimates and judgments that may change or turn out to be erroneous, making our financial results difficult to predict.

In preparing our financial statements in conformity with accounting principles generally accepted in the United States, we must make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosure of contingent assets and liabilities. The most difficult estimates and subjective judgments that we make concern goodwill and long-lived asset impairment, income taxes, inventories, legal matters and loss contingencies, revenues, and stock-based compensation expense. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates. If these estimates or their related assumptions change, our operating results for the periods in which we revise our estimates or assumptions could be adversely (and perhaps materially) affected. For example, during the second quarter of 2009, we determined (on the basis of our forecast of future taxable income and other relevant factors) that it was more likely than not that we would not be able to realize any of our net deferred tax assets. As a result, we recorded a tax provision for the second quarter of $23.8 million on a second quarter pre-tax loss of $21.4 million, the difference being due primarily to the valuation allowance recorded against 100% of our net deferred tax assets during the second quarter.

Our net inventories were $37.3 million at the end of 2009 compared with $60.6 million at end of 2008 and $35.6 million at the end of 2007. The $25.0 million (or 70%) increase in our net inventory during 2008 was due to a build-up of our new flash products, including Fusion, Igloo, and ProASIC3. We have historically built-up inventories of new products early in their life cycles, but the build-up in inventory for the new flash products during 2008 was particularly pronounced due to a conscious effort to support increased turns business and shorter lead times for the consumer products at which the new flash products are targeted. We experienced very strong booking for these products in the first half of 2008 and accordingly initiated a ramp-up in manufacturing. However, a significant amount of these orders were cancelled in the second half of 2008 as a result of the worldwide economic crisis. Beginning in August 2008, we reduced our wafer starts for flash products to the lowest levels practicable and have continued to restrict flash wafer starts based on inventory levels and forecast sales of flash products. However, in order to preserve our relationships with our foundries, we must continue to build certain minimum levels of flash products, so an extended period of time will probably be necessary in order to draw down inventory levels closer to historical norms. We believe our flash products are still attractive to our targeted customer base. We continue to focus our efforts on growing the flash business and are aggressively marketing our flash products in an effort to reduce our inventory. This may include promotional pricing for certain large volume orders, which may negatively affect our gross margins. We are also monitoring market trends and significant events that may have an adverse effect on the carrying value of our inventory. Although we have been able to reduce some of our flash inventory in recent quarters, we determined (as part of our normal quarterly inventory review) that additional reserves for excess inventory of $13.3 million, $0.6 million, and $1.2 million were required as of the end of the second, third, and fourth quarters of 2009, respectively. If we conclude in the future that additional inventory write-downs are required, our operating results for the periods in which the write-downs occur would also be adversely (and perhaps materially) affected.

Risks Related to Our Business Strategies

Our short- and long-term revenues and operating results are dependent in large part upon the success of our business strategies, which include developing and offering FPGAs to markets in which we believe our technologies have a competitive advantage, such as the mixed-signal and value-based FPGA markets, and conducting more of our operations offshore (i.e., overseas) in order to reduce costs. Our failure to execute any of our business strategies, or the failure of any of our business strategies to achieve the desired results, could (and probably would) have an adverse (and perhaps material) effect on our business, financial condition, and/or operating results.

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

The products that we develop may fail to adequately address the markets at which they are targeted, or the markets that we target may fail to emerge or grow as much as we project, which might prevent us from winning sufficient customer designs to maintain or expand our business.

The market for our products is characterized by rapid technological change, product obsolescence, and price erosion, making the timely introduction of new or improved products critical to our success. Our product development and marketing strategy is to define, develop, and offer FPGAs to markets in which we believe that our nonvolatile flash- and antifuse-based technologies have a competitive advantage. Our strategy involves considerable risk because our unique technologies and products can take years to develop (if at all), and markets that we target may fail to develop as we predict. Our failure to design, develop, market, and sell new or improved products that satisfy customer needs, compete effectively, and generate acceptable margins may adversely (and perhaps materially) affect our business, financial condition, and/or operating results.

The Actel Fusion and SmartFusion mixed-signal FPGAs present numerous significant challenges.

Our experience generally suggests that the development and market risks related to new products are greatest when we attempt to develop products based in whole or in part on technologies with which we have limited experience. During 2005, we introduced our Actel Fusion mixed-signal technology, which integrates analog capabilities, flash memory, and FPGA fabric into a single mixed-signal FPGA that may be used with soft processor cores. Before the development of Actel Fusion mixed-signal FPGAs, we had limited experience with analog circuitry and soft processor cores and no experience with mixed-signal FPGAs. As our experience also suggests, the development and market risks related to the second-generation product, SmartFusion, ought to be significantly lower.

To realize the advantages of being the initial entrant in the mixed-signal FPGA market, we needed to understand the market, the competition, and the value proposition; identify the early adopters and understand their buying process, decision criteria, and support requirements; and select the appropriate sales channels and provide the appropriate customer service, logistical, and technical support, including training. Meeting these challenges has been a priority for Actel generally and for our sales and marketing organizations in particular. While Actel Fusion has achieved limited success, a great deal of understanding and experience has been gained, which have been or are being applied to SmartFusion. Nonetheless, the risks associated with the market acceptance of SmartFusion are still substantial. When entering a new market, the first-mover typically faces the greatest technological and market challenges, and that remains true of the mixed-signal FPGA market. Our failure to meet these challenges could have a materially adverse effect on our business, financial condition, and/or operating results.

Our gross margin may decline as we increasingly compete with ASICs and serve the value-based market.

The price we can charge for our products is constrained principally by our competition. While it has always been intense, we believe that price competition for new designs is increasing. This may be due in part to the transition toward high-level design methodologies. Designers can now wait until later in the design process before selecting a PLD or ASIC and it is easier to convert between competing PLDs or between a PLD and an ASIC. The increased price competition may also be due in part to the increasing penetration of PLDs into price-sensitive markets previously dominated by ASICs. We have strategically targeted many of our products at the value-based market, which is defined primarily by low prices. If our strategy is successful, we will generate an increasingly greater percentage of our net revenues from low-price products, which may make it more difficult to maintain gross margin at our historic levels. In addition, gross margins on new products are generally lower than on mature products. Thus, if we generate a greater percentage of our net revenues from new products, our overall gross margin could be adversely affected. We have also sometimes offered price reductions on certain products to reduce inventory levels. Any long-term decline in our overall gross margin may have an adverse effect on our operating results.

Our restructuring plan may not properly realign our cost structure and our increased reliance on offshore and outsourced operations may adversely affect our business, financial condition, and/or operating results.

During the first quarter of 2009, we announced a Company-wide restructuring plan that, in conjunction with cost-reduction initiatives taken in the fourth quarter of 2008, is expected to result in a quarterly reduction in expenses of approximately $6.5 million in the third quarter of 2010 compared with the third quarter of 2008. We estimate that approximately $4.5 million of the quarterly reductions will be in operating spending and that the balance of savings will be in cost of goods sold. To date, we have recorded approximately $5.0 million for severance and other costs related to reductions in force and $5.5 million in other restructuring costs. We expect to record additional charges of approximately $0.5 million by the third quarter of 2010, when the restructuring will be substantially complete. If we experience expenses in excess of what we anticipate in connection with these restructuring activities (such as unanticipated costs associated with closing a facility), or if we experience unanticipated inefficiencies as a result of these restructuring activities (such as excessive delays in developing new products caused by reduced headcount), our business, financial condition, and/or operating results could be adversely (and perhaps materially) affected.

In addition, part of our restructuring plan involves increased offshoring and outsourcing, which involves numerous risks, including operational business issues such as productivity, efficiency, and quality; geographic, cultural, and communication issues; and information security, intellectual property protection, and other legal issues. The increased offshoring and outsourcing activities will also be subject to the general uncertainties associated with international business operations, including trade barriers and other restrictions; governmental regulations (including taxation) and changes in governmental regulations (including trade policies); currency exchange fluctuations; war and other military activities; terrorism; changes in social, political, or economic conditions; and other disruptions or delays in production or shipments. Any of these risks could render our offshoring and outsourcing plans ineffective, which could have an adverse (and perhaps material) effect on our business, financial condition, and/or operating results.

Risks Related to Defective Products

Our products are complex and may contain errors, manufacturing defects, design defects, or otherwise fail to comply with our specifications, particularly when first introduced or as new versions are released. Our new products are being designed to use ever more advanced manufacturing processes, adding cost, complexity, and elements of experimentation to the development, particularly in the areas of mixed-voltage and mixed-signal design. We rely primarily on our in-house personnel to design test operations and procedures to detect any errors prior to delivery of our products to customers.

Any error or defect in our products could have a material adverse effect on our business, financial condition, and operating results.

If problems occur in the operation or performance of our products, we may experience delays in meeting key introduction dates or scheduled delivery dates to our customers, in part because our products are manufactured by third parties. These problems could also cause us to incur significant re-engineering costs, divert the attention of our engineering personnel from our product development efforts, and cause significant customer-relations problems and impair our business reputation. Any error or defect might require product replacement or recall or obligate us to accept product returns. Any of the foregoing could have an adverse (and perhaps material) effect on our financial results and business in the short and/or long term.

Any product liability claim could pose a significant risk to our business, financial condition, and operating results.

Product liability claims may be asserted with respect to our products. Our products are typically sold at prices that are significantly lower than the cost of the end-products into which they are incorporated. A defect or failure in our product could cause failure in our customer’s end-product, so we could face claims for damages that are much higher than the revenues and profits we receive from the products involved. In addition, product liability risks are particularly significant with respect to aerospace, automotive, and medical applications because of the risk of serious harm to users of those products. Any product liability claim, whether or not determined in our favor, can result in significant expense, divert the efforts of our technical and management personnel, and harm our business. In the event of an adverse settlement of any product liability claim or an adverse ruling in any product liability litigation, we could incur significant monetary liabilities, which may not be covered by any insurance that we carry and might have a materially adverse effect on our financial condition and/or operating results.

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

As is common in the semiconductor industry, we have experienced, and expect to experience in the future, difficulties and delays in achieving satisfactory, sustainable yields on new products. The fabrication of antifuse and flash wafers is complex, requiring a high degree of technical skill, state-of-the-art equipment, and effective cooperation between Actel and the foundry to produce acceptable yields. Minute impurities, errors in any step of the fabrication process, defects in the photomasks used to print circuits on a wafer, and other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to be non-functional. Yield problems increase the cost of our new products as well as time it takes us to bring them to market, which can create inventory shortages and dissatisfied customers. Any prolonged inability to obtain adequate yields or make deliveries of new products could have a materially adverse effect on our business, financial condition, and/or operating results.

New products generally have lower gross margins.

Our gross margin is the difference between the amount it costs us to make our products and the revenues we receive from the sale of those products. One of the most important variables affecting the cost of our products is manufacturing yields. With our customized antifuse and flash manufacturing process requirements, we almost invariably experience difficulties and delays in achieving satisfactory, sustainable yields on new products. Until satisfactory yields are achieved, gross margins on new products are generally lower than on mature products. We have also sometimes offered price reductions on certain products to reduce inventory levels. The lower gross margins typically associated with new products could have a materially adverse effect on our operating results.

Risks Related to Competitive Disadvantages

The semiconductor industry is intensely competitive. Our competitors include suppliers of ASICs, CPLDs, and FPGAs. Our biggest direct competitors are Xilinx, Altera, and Lattice, all of which are suppliers of CPLDs and SRAM-based FPGAs. Altera and Lattice have announced the development of FPGAs manufactured on embedded flash processes. We also directly compete with QuickLogic, a supplier of antifuse-based FPGAs. In addition, we face competition from suppliers of logic products based on new or emerging technologies. While we seek to monitor developments in existing and emerging technologies, our technologies may not remain competitive. We also face competition from companies that specialize in converting our products into ASICs.

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

All existing FPGAs not based on antifuse technology and certain CPLDs are reprogrammable. The one-time programmability of our antifuse FPGAs is necessary or desirable in some applications, but logic designers generally prefer to prototype with a reprogrammable logic device. This is because the designer can reuse the device if an error is made. The visibility associated with discarding a one-time programmable device often causes designers to select a reprogrammable device even when an alternative one-time programmable device offers significant advantages. This bias in favor of designing with reprogrammable logic devices appears to increase as the size of logic devices increase. We have attempted to overcome this competitive disadvantage by offering reprogrammable flash devices, but antifuse FPGAs account for the bulk of our revenues and will continue to do so for some time.

Our flash and antifuse technologies are not manufactured on standard processes, which is a competitive disadvantage.

Our antifuse-based FPGAs and (to a lesser extent) flash-based FPGAs are manufactured using customized steps that are added to otherwise standard manufacturing processes of independent wafer suppliers. There is considerably less operating history for the customized process steps than for the foundries’ standard manufacturing processes. Our dependence on customized processing steps means that, in contrast with competitors using standard manufacturing processes, we generally have more difficulty establishing relationships with independent wafer manufacturers; take longer to qualify a new wafer manufacturer; take longer to achieve satisfactory, sustainable wafer yields on new processes; may experience a higher incidence of production yield problems; must pay more for wafers; and may not obtain early access to the most advanced processes. Any of these factors could be a material disadvantage against competitors using standard manufacturing processes. As a result of these factors, our products typically have been fabricated using processes at least one generation behind the processes used by competing products. As a consequence, we generally have not fully realized the benefits of our technologies. Although we generally attempt to obtain earlier access to advanced processes, we may not be able to overcome these competitive disadvantages.

Risks Related to Events Beyond Our Control

Our performance is subject to events or conditions beyond our control, and the performance of each of our foundries, suppliers, subcontractors, distributors, agents, and customers is subject to events or conditions beyond their control. These events or conditions include labor disputes, acts of terrorists, war or other military conflicts, blockades, insurrections, riots, epidemics, quarantine restrictions, landslides, lightning, earthquakes, fires, storms, floods, washouts, arrests, civil disturbances, restraints by or actions of governmental bodies (including export, import, and security restrictions on information, material, personnel, equipment, software, and the like), breakdowns of plant or machinery, and inability to obtain transport or supplies. These events or conditions could impair our operations, which may have a materially adverse effect on our business, financial condition, and/or operating results.

Our operations and those of our partners are located in areas subject to volatile natural, economic, social, and political conditions.

Our corporate offices are located in California, which has been subject to power outages and shortages. More extensive power shortages in the state could disrupt our operations and interrupt our research and development activities. Our foundry partners in Asia as well as our operations in California are located in areas that have been seismically active in the recent past. In addition, many of the countries outside of the United States in which our foundry partners and assembly and other subcontractors are located have unpredictable and potentially volatile economic, social, and/or political conditions. The occurrence of these or similar events or circumstances could disrupt our operations and may have a materially adverse effect on our business, financial condition, and/or operating results.

We have only limited insurance coverage.

Our insurance policies provide coverage for only certain types of losses and may not be adequate to fully offset even covered losses. If we were to incur substantial liabilities not adequately covered by insurance, our business, financial condition, and/or operating results could be adversely (and perhaps materially) affected.

Risks Related to Dependence on Third Parties

We rely heavily on, but generally have little control over, our independent foundries, suppliers, subcontractors, and distributors, whose interests may diverge from our interests.

Our independent wafer manufacturers may be unable or unwilling to satisfy our needs in a timely manner, which could harm our business.

We do not manufacture any of the semiconductor wafers used in the production of our FPGAs. Our wafers are currently manufactured by GlobalFoundries Inc. (formerly Chartered Semiconductor Manufacturing Ltd) in Singapore, Infineon Technologies AG in Germany, Panasonic Corporation (formerly Matsushita Electric Industrial Co. Ltd.) in Japan, and United Microelectronics Corporation (UMC) in Taiwan. Our reliance on independent wafer manufacturers to fabricate our wafers involves significant risks, including lack of control over capacity allocation, delivery schedules, the resolution of technical difficulties limiting production or reducing yields, and the development of new processes. Although we have supply agreements with some of our wafer manufacturers, a shortage of raw materials or production capacity could lead any of our wafer suppliers to allocate available capacity to other customers, or to internal uses in the case of Infineon, which could impair our ability to meet our product delivery obligations and may have a materially adverse effect on our business, financial condition, and/or operating results.

Our limited volume and customized process requirements generally make us less attractive to independent wafer manufacturers.

The semiconductor industry has from time to time experienced shortages in manufacturing capacity. When production capacity is tight, the relatively small number of wafers that we purchase from any foundry and the customized process steps that are necessary for our technologies put us at a disadvantage to foundry customers who purchase more wafers manufactured on standard processes. Our capability to shrink the die size of our FPGAs is dependent on the availability of more advanced manufacturing processes. Due to the customized steps involved in manufacturing our FPGAs, we typically obtain access to new manufacturing processes later than our competitors using standard manufacturing processes. No assurance can be given that our efforts to reduce costs by improving wafer yields will be successful. To secure an adequate supply of wafers, we may consider various transactions, including the use of substantial nonrefundable deposits, contractual purchase commitments, equity investments, or the formation of joint ventures. Any of these transactions could have a materially adverse effect on our business, financial condition, and/or operating results.

Identifying and qualifying new independent wafer manufacturers is difficult and might be unsuccessful.

If our current independent wafer manufacturers were unable or unwilling to manufacture our products as required, we would need to identify and qualify additional foundries. No additional wafer foundries may be able or willing to satisfy our requirements on a timely basis. Even if we were able to identify a new third-party manufacturer, the costs associated with manufacturing our products may increase. In any event, the qualification process typically takes one year or longer, which could cause product shipment delays, and qualification may not be successful. Any of these developments could have a materially adverse effect on our business, financial condition, and/or operating results.

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

In 2009, sales made through distributors accounted for 70% of our net revenues, compared with 74% for 2008 and 77% for 2007. Our distributors offer products of several different companies, so they may reduce their efforts to win new designs or sell our products or give higher priority to other products. This is particularly a concern with respect to any distributor that also sells products of our direct competitors. A reduction in design wins or sales effort, termination of relationship, failure to pay for products, or discontinuance of operations because of financial difficulties or for other reasons by one or more of our current distributors could have a materially adverse effect on our business, financial condition, and/or operating results.

Distributor contracts generally can be terminated on short notice.

Although we have contracts with our distributors, the agreements are terminable by either party on short notice. Avnet accounted for 35% of our net revenues in 2009 compared with 36% in 2008 and 40% in 2007. The loss of Avnet as a distributor, or a significant reduction in the level of design wins or sales generated by Avnet, could have a materially adverse effect on our business, financial condition, and/or operating results.

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

Risk Related to the Conduct of International Business

Substantially all of our operations, an increasing proportion of our internal functions, and a significant portion of our sales are subject to the uncertainties associated with international business operations.

We depend on international operations for almost all of our products and will become increasingly dependent on international employees and contractors for many of our functions.

We purchase all of our wafers from foreign foundries and have almost all of our commercial products assembled, packaged, and tested by subcontractors located outside of the United States. In addition, beginning in the fourth quarter of fiscal 2008, we initiated a restructuring program in order to reduce our operating costs and focus our resources on key strategic priorities. A part of our restructuring plan involves increased offshoring, as a result of which many of our internal engineering, marketing, sales, and support functions will be conducted by employees located outside of the United States, and increased outsourcing, as a result of which many of our operational functions will be conducted by contractors located outside of the United States. These activities are subject to the uncertainties associated with international business operations, including trade barriers and other restrictions, changes in trade policies, governmental regulations, currency exchange fluctuations, reduced protection for intellectual property, war and other military activities, terrorism, changes in social, political, or economic conditions, and other disruptions or delays in production or shipments, any of which could have a materially adverse effect on our business, financial condition, and/or operating results. Our employees and facilities located outside of the United States are also subject to local regulation.

We depend on international sales for a substantial portion of our revenues.

Sales to customers outside North America accounted for 48% of net revenues in 2009, compared with 51% in 2008 and 50% in 2007, and we expect that international sales will continue to represent a significant portion of our total revenues. International sales are subject to the risks described above as well as generally longer payment cycles, greater difficulty collecting accounts receivable, and currency restrictions. We also maintain foreign sales offices to support our international customers, distributors, and sales representatives, which are subject to local regulation.

In addition, international sales are subject to the export, import, and other security laws and regulations of the United States and other countries. Unlike our older RTSX-S space-grade FPGAs, our newer RTAX-S space-grade FPGAs are subject to the International Traffic in Arms Regulations (ITAR), which are administered by the U.S. Department of State. ITAR controls not only the export of products, but also the export of related technical data and defense services as well as foreign production. While we believe that we have obtained and will continue to obtain all required licenses for RTAX-S FPGA exports, we have undertaken corrective actions with respect to the other ITAR controls and are implementing improvements in our internal compliance program. If the corrective actions and improvements were to fail or be ineffective for a prolonged period of time, it could have a materially adverse effect on our business, financial condition, and/or operating results. Changes in United States export laws or regulations (or in the administration of such laws and regulations) that require us to obtain additional export licenses can cause significant shipment delays, as was the case in connection with a recent determination by the U.S. Department of State that our RTSX-SU space-grade FPGAs (a slightly modified version of our RTSX-S FPGAs manufactured for Actel by UMC in Taiwan) are subject to the ITAR. In addition, the fact that our RTAX-S and RTAX-SU space-grade FPGAs are ITAR-controlled make them less attractive to foreign customers, which could have a materially adverse effect on our business, financial condition, and/or operating results. Any future restrictions or assessments imposed by the United States or any other country on our international sales or sales offices could have a materially adverse effect on our business, financial condition, and/or operating results.

Risk Related to Economic and Market Fluctuations

We have experienced substantial period-to-period fluctuations in revenues and operating results due to conditions in the overall economy, in the general semiconductor industry, in our major markets, and at our major customers. We may again experience these fluctuations, which could be adverse and may be severe.

Our business has been, and may in the future be, adversely affected by economic downturns.

During the second half of 2008, the global economy experienced a downturn due to the subprime lending crisis, general credit market crisis, collateral effects on the finance and banking industries, concerns about liquidity, slower economic activity, increased unemployment rates, decreased consumer confidence, reduced corporate profits and capital spending, and generally adverse business conditions. The worldwide economic crisis caused many of our customers to curtail their spending, which in turn caused sharp declines in our revenues and operating results. Any future downturns in the global economy may have similar adverse effects on our business, financial condition, and/or operating results.

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

We estimate that sales of our products to customers in the military and aerospace industries, which carry higher overall gross margins than sales of products to other customers, accounted for 41% of our net revenues in 2009 compared with 38% in 2008 and 32% in 2007. Any future downturn in the military and aerospace market could have a materially adverse effect on our revenues and/or operating results.

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

Our investments are subject to interest rate and other risks. Our investment portfolio consists primarily of asset-backed obligations, corporate bonds, floating-rate notes, and federal and municipal obligations. An increase in interest rates could subject us to a decline in the market value of our investments. This risk is mitigated by our ability to hold these investments for a period of time sufficient to recover the carrying value of the investment, which may not be until maturity. In addition, if the issuers of our investment securities default on their obligations, or their credit ratings are negatively affected by liquidity, credit deterioration or losses, financial results, or other factors, the value of our investments could decline and result in a material impairment. To mitigate these risks, we invest only in high credit quality debt securities with average maturities (when purchased) of less than two years. We also limit, as a percentage of total investments, our investment in any one issuer and in corporate issuers as a group.

In the event that the carrying value of the investment exceeds its fair value and the decline in value is determined to be other than temporary, the carrying value is reduced to its current fair market value. Due to the sale of a bond in January 2010 at a loss of $0.3 million, we recognized an investment loss of $0.3 million as of January 3, 2010. We continue to monitor our investments closely to determine if additional information becomes available that may have an adverse impact on the fair value and ultimate realizability of our investments. If we concluded that any of our remaining investments were other-than-temporarily impaired, our financial results for the periods in which the write-downs occurred would be adversely (and perhaps materially) affected.

Other Risks

We may be materially and adversely affected by changing rules and practices.

Pending or new accounting pronouncements, corporate governance or public disclosure requirements, or tax laws or regulatory rulings, environmental or safety regulations, or rulings, or other federal, state, local, or foreign laws, regulations, rulings, or practices could have an effect, possibly material and adverse, on our business, financial condition, and/or operating results. Any change in accounting pronouncements, corporate governance or public disclosure requirements, taxation or other rules or practices, as well as any change in the interpretation of existing pronouncements, requirements, or rules or practices, may call into question our SEC or tax filings or other compliance efforts and could affect our treatment and reporting of transactions completed before the change.

We may be unable to comply with the requirements of the Sarbanes-Oxley Act of 2002 and more recent related corporate governance and public disclosure requirements.

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

We evaluated our internal controls systems in order to allow management to report on, and our independent public accountants to attest to, our internal controls as required by Section 404 of the Sarbanes-Oxley Act. In performing the system and process evaluation and testing required to comply with the management certification and auditor attestation requirements of Section 404, we incurred significant additional expenses, which adversely affected our operating results and financial condition and diverted a significant amount of management’s time. While we believe that our internal control procedures are adequate, we may not be able to continue complying with the requirements relating to internal controls or other aspects of Section 404 in a timely fashion. If we were not able to comply with the requirements of Section 404 in a timely manner in the future, we may be subject to lawsuits or sanctions or investigation by regulatory authorities. Any such action could adversely affect our financial results and the market price of our Common Stock. In any event, we expect that we will continue to incur significant expenses and diversion of management’s time to comply with the management certification and auditor attestation requirements of Section 404.

Any acquisition we make may harm our business, financial condition, and/or operating results.

In pursuing our business strategy, we may acquire other products, technologies, or businesses from third parties. Identifying and negotiating these acquisitions may divert substantial management time away from our operations. An acquisition could absorb substantial cash resources, require us to incur or assume debt obligations, and/or involve the issuance of Actel equity or debt securities. The issuance of additional equity securities may dilute, and could represent an interest senior to, the rights of the holders of our Common Stock. An acquisition would involve subsequent deal-related expenses and could involve significant write-offs (possibly resulting in a loss for the fiscal year(s) in which taken) and would require the amortization of any identifiable intangibles over a number of years, which would adversely affect earnings in those years. Any acquisition would require attention from our management to integrate the acquired entity into our operations, may require us to develop expertise outside our existing business, and could result in departures of management from either Actel or the acquired entity. An acquired entity could have unknown liabilities, and our business may not achieve the results anticipated at the time of the acquisition. The occurrence of any of these circumstances could disrupt our operations and may have a materially adverse effect on our business, financial condition, and/or operating results.

We may face significant business and financial risk from claims of intellectual property infringement asserted against us, and we may be unable to adequately obtain or enforce our own intellectual property rights.

As is typical in the semiconductor industry, we are notified from time to time of claims that we may be infringing patents or other intellectual property rights owned by others. As we sometimes have in the past, we may obtain licenses under patents or other intellectual property rights that we are alleged to infringe. Although holders of patents or other intellectual property rights commonly offer licenses to alleged infringers, we may not be offered a license for patents or other intellectual property rights that we are alleged to infringe or we may not find the terms of any offered licenses acceptable. We may not be able to resolve any claim of infringement, and the ultimate resolution of any claim may have a materially adverse effect on our business, financial condition, and/or operating results.

Our failure to resolve any claim of infringement could result in litigation or arbitration. In addition, we have agreed to defend our customers from and indemnify them against claims that our products infringe the patent or other intellectual rights of third parties. All litigation and arbitration proceedings, whether or not determined in our favor, can result in significant expense and divert the efforts of our technical and management personnel. In the event of an adverse ruling in any litigation or arbitration involving intellectual property, we could suffer significant (and possibly treble) monetary damages, which could have a materially adverse effect on our business, financial condition, and/or operating results. We may also be required to discontinue the use of infringing processes; cease the manufacture, use, and sale or licensing of infringing products; expend significant resources to develop non-infringing technology; or obtain licenses under patents or other intellectual property rights that we are infringing. In the event of a successful claim against us, our failure to develop or license a substitute technology on commercially reasonable terms could also have a materially adverse effect on our business, financial condition, and/or operating results.

We have devoted significant resources to research and development and believe that the intellectual property derived from such research and development is a valuable asset important to the success of our business. We rely primarily on patent and trade secret laws to protect the intellectual property developed as a result of our research and development efforts. As part of the Company’s cost-reduction efforts, we expect to reduce our rate of patent application filings in 2010. Every year we abandon some of our existing U.S. and foreign patents and pending applications that we perceive to have lesser value. As part of the Company’s cost-reduction efforts, we expect to increase the number of existing patents and pending patent applications that we abandon in 2010. These cost-reduction measures may reduce our ability to protect our products by enforcing, or defend the Company by asserting, our intellectual property rights against others.

In addition to patent and trade secret laws, we rely on trademark and copyright laws in combination with nondisclosure agreements and other contractual provisions to protect our proprietary rights. The steps we have taken may not be adequate to protect our proprietary rights. In addition, the laws of certain territories in which our products are developed, manufactured, or sold, including Asia and Europe, may not protect our products and intellectual property rights to the same extent as the laws of the United States. Our failure to enforce our patents, trademarks, or copyrights or to protect our trade secrets could have a materially adverse effect on our business, financial condition, and/or operating results.

We may be unable to attract or retain the personnel necessary to successfully develop our technologies, design our products, or operate, manage, or grow our business.

Our success is dependent in large part on our ability to attract and retain key managerial, engineering, marketing, sales, and support employees. Particularly important are highly skilled design, process, software, and test engineers involved in the manufacture of existing products and the development of new products and processes. Our failure to recruit employees with the necessary technical or other skills or the loss of key employees could have a materially adverse effect on our business, financial condition, and/or operating results.

From time to time we have experienced growth in the number of our employees and the scope of our operations, resulting in increased responsibilities for management personnel. To manage future growth effectively, we will need to attract, hire, train, motivate, manage, and retain a growing number of employees. During strong business cycles, we expect to experience difficulty in filling our needs for qualified engineers and other personnel. In addition, part of our restructuring plan involves increased offshoring, which will require us to attract and retain key managerial, engineering, marketing, sales, and support employees outside of the United States. Any failure to attract and retain qualified employees, or to manage our growth effectively, could delay product development and introductions or otherwise have a materially adverse effect on our business, financial condition, and/or operating results.

In February 2010, we announced that John C. East will retire as President and Chief Executive Officer of the Company and as a member of the Board of Directors. He will remain in his current role until a new Chief Executive Officer is in place, and will then serve as a consultant until August 2, 2011. Our Board of Directors has formed a committee to conduct a search for a new President and Chief Executive Officer. Mr. East will participate in the search, which will include both internal and external candidates. Our Board may not be able to identify and hire a suitable successor in the anticipated time period and the succession process may cause disruptions to our business.

We have some arrangements that may not be neutral toward a potential change of control and our Board of Directors could adopt others.

We have adopted an Employee Retention Plan that provides for payment of a benefit to our employees who hold unvested stock options, stock appreciation rights (SARs) or restricted stock units (RSUs) in the event of a change of control. Payment is contingent upon the employee remaining employed for six months after the change of control (unless the employee is terminated without cause during the six months). Each of our executive officers has also entered into a Management Continuity Agreement, which provides for the acceleration of stock options, SARs, and RSUs unvested at the time of a change of control in the event the executive officer’s employment is actually or constructively terminated other than for cause following the change of control. While these arrangements are intended to make executive officers and other employees neutral towards a potential change of control, they could have the effect of biasing some or all executive officers or employees in favor of a change of control.

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

Like many other stocks, the price of our Common Stock was adversely affected by the global economic crisis, and our stock price may similarly be subject to future declines.

If our stock price declines sufficiently, we may write down our goodwill, which could have a materially adverse affect on our operating results.

We account for goodwill and other intangible assets under FASB ASC 350, “Goodwill and Other Intangible Assets.” Under this standard, goodwill is tested for impairment annually or more frequently if certain events or changes in circumstances indicate that the carrying amount of goodwill exceeds its implied fair value. The two-step impairment test identifies potential goodwill impairment and measures the amount of a goodwill impairment loss to be recognized (if any). The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. We are a single reporting unit under FASB ASC 350, so we use an enterprise approach to determine our total fair value. Since the best evidence of fair value is quoted market prices in active markets, we start with our market capitalization as the initial basis for the analysis. We also consider other factors including control premiums from observable transactions involving controlling interests in comparable companies as well as overall market conditions. As long as we determine our total enterprise fair value is greater than our book value and we remain a single reporting unit, our goodwill will be considered not impaired, and the second step of the impairment test under FASB ASC 350 will be unnecessary. If our total enterprise fair value were to fall below our book value, we would proceed to the second step of the goodwill impairment test, which measures the amount of impairment loss by comparing the implied fair value of our goodwill with the carrying amount of our goodwill. As a result of this analysis, we may be required to write down our goodwill, and recognize a goodwill impairment loss, equal to the difference between the book value of goodwill and its implied fair value.

If our long-lived assets become impaired, our operating results will be adversely affected.

FASB ASC 350 also requires that intangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable in accordance with FASB ASC 360, Impairment or Disposal of Long Live Assets. During the second quarter of 2009, we recorded non-cash asset impairment charges totaling $5.5 million for certain manufacturing fixed assets that were determined to be in excess of current and expected future manufacturing requirements. Circumstances may arise in the future, such as a sustained decline in our forecasted cash flows, indicating that the carrying value of other long-lived assets may be impaired. If we are required to record a charge to earnings because an impairment of our long-lived assets is determined, our operating results will be adversely effected.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal facilities and executive offices are located in Mountain View, California, in two buildings that comprise approximately 158,000 square feet. These buildings are leased through January 2014. We have two renewal options to extend the lease term by five years. In addition to our facility in Mountain View, we also lease sales offices in various countries around the world to support our worldwide customer base. We believe our facilities are adequate for our current requirements and the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	RESERVED

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers

The following table identifies each of our executive officers:

Name(1)	Age	Position

John C. East	65	President and Chief Executive Officer
Maurice E. Carson	52	Executive Vice President and Chief Financial Officer
Esmat Z. Hamdy	60	Senior Vice President of Technology and Operations
Jay A. Legenhausen	43	Senior Vice President of Worldwide Sales
Fares N. Mubarak	48	Senior Vice President of Engineering & Marketing
Anthony Farinaro	47	Vice President & General Manager of Design Services
Barbara L. McArthur	59	Vice President of Human Resources
David L. Van De Hey	54	Vice President & General Counsel and Secretary

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

Mr. Carson joined Actel in August 2009. Mr. Carson comes to Actel following a six-year tenure as senior vice president and CFO of Kulicke & Soffa, a global leader in the design and manufacture of semiconductor assembly equipment. Prior to that, he served as Vice President of Finance and Corporate Controller for Cypress Semiconductor. He also held various financial positions at Ephigraphx, Kraft Foodservice and Motorola Corporation.

Dr. Hamdy, one of our founders, was our Vice President of Technology from August 1991 to March 1996 and Senior Vice President of Technology from March 1996 to September 1996, and has been our Senior Vice President of Technology and Operations since September 1996. From November 1985 to July 1991, he held a number of management positions with our technology and development group. From January 1981 to November 1985, Dr. Hamdy held various positions at Intel Corporation, a semiconductor manufacturer, lastly as project manager.

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

	2009		2008
	High	Low	High	Low

First Quarter	$12.40	$8.24	$15.70	$10.27
Second Quarter	13.12	9.88	18.79	14.54
Third Quarter	12.43	10.03	17.28	10.75
Fourth Quarter	13.31	10.83	12.72	6.75

The closing sale price of our Common Stock was $13.77 on March 10, 2010, and according to the records of our transfer agent, there were 113 shareholders of record on that date. A substantially greater number of holders of our stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

Dividend Policy

We have never declared or paid a cash dividend on our Common Stock. Any future declaration of dividends is within the discretion of our Board of Directors and will be dependent on our earnings, financial condition, and capital requirements as well as any other factors deemed relevant by our Board of Directors.

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

The following graph shows a comparison of cumulative total return for Common Stock, The Nasdaq Stock Market (US), and Nasdaq Electronic Component Stocks. In preparing the graph, we assumed that $100 was invested on December 31, 2004, in (i) Actel’s Common Stock, (ii) The Nasdaq Stock Market (US) index, and (iii) the Nasdaq Electronic Component Stocks index, and that all dividends were reinvested.

Comparison of Cumulative Total Return

Shareholder returns over the indicated period should not be considered indicative of future shareholder returns. The closing sale price of our Common Stock on December 31, 2009, was $11.88. The closing sale price of our Common Stock on March 10, 2010, was $13.77.

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

ACTEL CORPORATION
SELECTED CONSOLIDATED FINANCIAL DATA

	Years Ended
	Jan. 3,	Jan. 4,	Jan. 6,	Dec. 31,	Jan. 1
	2010	2009	2008	2006	2006
	(In thousands, except per share data)

Consolidated Statements of Operations Data:
Net revenues	$190,633	$218,406	$197,043	$191,499	$178,947
Costs and expenses:(1)
Total cost of revenues(3)	90,855	89,714	82,363	75,618	73,282
Research and development(3)(6)	60,718	65,658	63,726	56,926	48,242
Selling, general, and administrative(3)(4)(5)	54,746	63,145	63,053	67,959	49,649
Restructuring charge(7)(8)	8,090	2,424	—	—	—
Amortization of acquisition-related intangibles(2)	771	796	—	15	1,908

Total costs and expenses	215,180	221,737	209,142	200,518	173,081

Income (loss) from operations	(24,547)	(3,331)	(12,099)	(9,019)	5,866
Interest income and other, net of expense	3,263	5,433	8,607	7,128	3,912

Income (loss) before tax provision (benefit)	(21,284)	2,102	(3,492)	(1,891)	9,778
Tax provision (benefit)(9)(10)	24,945	13,827	(588)	264	2,742

Net income (loss)	$(46,229)	$(11,725)	$(2,904)	$(2,155)	$7,036

Net income (loss) per share:
Basic	$(1.77)	$(0.45)	$(0.11)	$(0.08)	$0.28

Diluted	$(1.77)	$(0.45)	$(0.11)	$(0.08)	$0.28

Shares used in computing net income (loss) per share:
Basic	26,134	25,851	26,888	26,106	25,277

Diluted	26,134	25,851	26,888	26,106	25,545

	As of
	Jan. 3,	Jan. 4,	Jan. 6,	Dec. 31,	Jan. 1,
	2010	2009	2008	2006	2006
	(In thousands)

Consolidated Balance Sheet Data:
Working capital	$166,579	$169,723	$207,910	$191,278	$177,491
Total assets	307,002	343,261	363,616	368,922	343,196
Total shareholders’ equity	233,463	268,325	291,492	290,616	276,057

(1)	During the second quarter of fiscal 2009, in accordance with our normal quarterly inventory review, we performed an in-depth analysis of our inventory levels and in particular our flash inventory levels to determine whether additional reserves for excess quantities should be established. The Company determined that additional reserves of $13.3 million for excess inventory would be required as of the end of the second quarter of fiscal 2009.

(2)	At December 31, 2004, we had identified intangible assets arising from prior business acquisitions with a net book value of $1.9 million which were being amortized on a straight line basis over their estimated lives. These intangible assets were fully amortized in 2005.

During the third quarter of fiscal 2008, we acquired $5.4 million of identified intangible assets in connection with our acquisition of Pigeon Point Systems. As a result, we recorded $0.8 million for both 2009 and 2008 relating to amortization of identified intangible assets.

(3)	On January 2, 2006, we adopted FASB ASC 718, Compensation — Stock Compensation, which requires us to measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements. As a result, we recorded pre-tax stock based compensation expense of $7.6 million, $9.1 million, $7.9 million and $11.0 million for fiscal 2009, 2008, 2007 and 2006, respectively, under ASC 718.

(4)	During fiscal 2006, we recorded charges of $10.4 million in connection with the settlement of certain patent and license infringement claims.

(5)	During fiscal 2008, 2007 and 2006, we incurred $1.6 million, $5.5 million and $2.0 million, respectively, of legal and accounting costs in connection with the Company’s stock options investigation that was initiated during the fourth quarter of fiscal 2006.

(6)	During fiscal 2007, we recorded a $3.7 million charge for certain prepaid wafer costs due to changes in the Company’s product plans.

(7)	In the fourth quarter of fiscal 2008, we initiated a restructuring program in order to reduce our operating costs. During fiscal 2009 and fiscal 2008, we recorded charges of $2.6 million and $2.4 million relating to a reduction in force. Approximately 73 and 60 positions were eliminated during 2009 and 2008, respectively.

(8)	During the second quarter of fiscal 2009, we recorded non-cash asset impairment charges totaling $5.5 million for certain manufacturing fixed assets that were determined to be in excess of current and expected future manufacturing requirements.

(9)	During fiscal 2008, we recorded a valuation allowance of $12.7 million against a portion of the Company’s deferred tax assets. The increase in the valuation allowance results from uncertainties surrounding the nature and timing of the taxable income required to realize certain tax credits and net operating loss carry forwards.

(10)	During the second quarter of fiscal 2009, the Company recorded a tax provision of $23.8 million on a second quarter pre-tax loss of $21.4 million. The increase in the tax provision during the quarter is primarily due to the valuation allowance recorded against 100% of the net deferred tax assets during the current period. The increase in the valuation allowance results from the uncertainty surrounding the nature and timing of the taxable income required to realize deferred tax assets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with our Consolidated Financial Statements and the related “Notes to Consolidated Financial Statements,” “Financial Statement Schedules,” and “Supplementary Financial Data” included in this Annual Report on Form 10-K. This Annual Report on Form 10-K, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and the future results of our Company that are based on current expectations, estimates, forecasts, and projections about the industry in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. These forward looking statements are made in reliance upon the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Item 1A of Part I of this Annual Report under the heading “Risk Factors”. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Overview

The purpose of this overview is to provide context for the discussion and analysis of our financial statements that follows by briefly summarizing the most important known trends and uncertainties, as well as the key performance indicators, on which our executives are primarily focused for both the short and long term.

Actel Corporation designs, manufactures, and sells a range of FPGAs serving customers in the aerospace, avionics, communications, consumer, industrial and military markets. As the leading supplier of nonvolatile, low-power programmable technologies, Actel offers the industry’s lowest power FPGAs and unique mixed-signal FPGAs along with supporting tools to enable power-efficient design. Further, the security and reliability inherent to flash and antifuse technologies give Actel devices a competitive advantage in system critical applications.

•	Low-power flash-based FPGAs for portable and power-conscious electronics

•	Mixed-signal flash-based FPGAs with programmable logic, flash memory, analog and embedded ARM Cortex-M3 microcontroller sub-system on a single chip for system management and industrial control applications

•	Radiation-tolerant antifuse and flash-based FPGAs for system-critical designs

•	Development software for power-conscious design

•	Intellectual property cores to implement standard functions and streamline designs

• Semiconductor Industry

According to the Semiconductor Industry Association (“SIA”), total sales for 2009 were $226.3 billion compared with $248.6 billion reported for 2008 and a 2009 SIA forecast of $219.7 billion. According to the SIA, a strong focus on inventories throughout the supply chain mitigated the impact of the worldwide economic downturn and positioned the industry for growth as the global economy recovers. SIA projects that 2010 sales will grow by 10.2 percent to $242.1 billion in 2010 and by 8.4 percent to $262.3 billion in 2011.

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

• Technology

To a great extent, the characteristics of an FPGA are dictated by the technology used to make the device programmable. Devices based on nonvolatile flash or antifuse programming elements offer significant power, single-chip, live-at-power-up, security, and firm-error immunity advantages over volatile FPGAs based on SRAM technology.

• Flash

We believe that our long-term future lies with flash technology, which permits us to make FPGAs that are both nonvolatile and reprogrammable. Perhaps the single most important benefit of a nonvolatile flash-based FPGA is significantly reduced power consumption. While our flash technology is unique, the process is similar to standard embedded flash processes, so we are able to share much of the burden of developing and proving the process. We were the first, and are still the only, company to develop and sell flash-based FPGAs. Several suppliers of SRAM-based FPGAs claim to offer “single-chip, flash-based” solutions. However, many of these “hybrid” solutions are merely combinations of flash memory components with the underlying SRAM FPGA technology. True flash-based FPGAs, like the ones we offer, have many significant advantages over SRAM-based devices including standby power, security, reliability, firm-error immunity, live at power up, and integration opportunities not available with standard SRAM technology such as embedded flash memory and high voltage analog.

• Antifuse

Antifuse FPGAs offer excellent advantages for system-critical military and aerospace applications in which reprogrammability is not required. For almost two decades, Actel FPGAs have been used in mission-critical applications, Earth-orbiting satellites and space exploration vehicles, and, our antifuse FPEAs continue to be designed into such systems.

• Strategy

Our strategy is to offer FPGAs to those markets in which our nonvolatile flash- and antifuse-based technologies have an inherent competitive advantage. Our strategy involves considerable risk as unique technologies and products can take years to develop, if at all, and markets that we target may fail to emerge. However, in addition to single-chip, live-at-power-up, security, and firm-error immunity benefits, we believe that our nonvolatile FPGA solutions offer substantial low-power advantages over volatile devices based on SRAM technology and we plan to exploit those advantages.

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

Our bookings (measured as end-customer and distributor orders placed on us) were lower in 2009 compared with 2008 by an amount commensurate with the year-to-year revenue decline. However, our bookings increased quarter-over-quarter in the fourth quarter, indicating expected higher revenues exiting 2009. Our backlog (which may be cancelled or rescheduled by customers on short notice without significant penalty) increased throughout the year and was at its highest point of the year as we exited 2009. The number of design wins achieved in 2009 was roughly flat compared with 2008, despite the adverse economic conditions in 2009. In addition, the estimated revenue per design win increased for the second consecutive year, indicating that we are winning more designs at larger, more strategic customers.

Results of Operations

The following table sets forth certain financial data from the Consolidated Statements of Operations expressed as a percentage of net revenues:

	Years Ended
	Jan. 3,	Jan. 4,	Jan. 6,
	2010	2009	2008

Net revenues	100.0%	100.0%	100.0%
Cost of revenues	47.7	41.1	41.8

Gross margin	52.3	58.9	58.2
Research and development	31.9	30.1	32.3
Selling, general, and administrative	28.7	28.9	32.0
Restructuring charge	4.2	1.1	0.0
Amortization of acquisition-related intangibles	0.4	0.3	0.0

(Loss) from operations	(12.9)	(1.5)	(6.1)
Interest income and other, net	1.7	2.5	4.3

Income (loss) before tax provision (benefit)	(11.2)	1.0	(1.8)
Tax provision (benefit)	13.1	6.4	(0.3)

Net (loss)	(24.3)%	(5.4)%	(1.5)%

• Net Revenues

We derive our revenues primarily from the sale of FPGAs, which accounted for over 92% of net revenues in 2009, 95% in 2008 and 96% in 2007. Non-FPGA revenues are derived from our Protocol Design Services organization, royalties, and the licensing of software and sale of hardware used to design and program our FPGAs.

The Company generally does not use average selling price (ASP) as an internal measure due to the fact that, even within product families, there is a wide dispersion of selling prices and averages move as much from changes in the mix of customers and products as from actual changes in selling prices.

	2009	2008	% Change	2007	% Change

Flash	$49,110	$57,011	(13.9)%	$41,019	39.0%
Antifuse	126,812	150,263	(15.6)%	148,788	1.0%
Non-Silicon	14,711	11,132	32.2%	7,236	53.8%

Total	$190,633	$218,406	(12.7)%	$197,043	10.8%

Net revenues in 2009 were $190.6 million, a 12.7% decline from 2008. This decrease was largely due to the worldwide economic downturn that affected all aspects of the semiconductor industry. The key drivers for the 12.7% decrease in net revenues were decreased volume for antifuse products and decreased selling prices for flash products, partially offset by increased volume for flash products and better pricing/mix for antifuse products.

Net revenues in 2008 were $218.4 million, a 10.8% increase over 2007. This increase was driven by a strong economy and an increased focus on selling products into the consumer market. The key drivers were increases in flash volume and antifuse pricing offset by decreases in antifuse volume and flash pricing.

We recognized approximately 70% of our net revenues through the distribution sales channel in 2009 compared with 74% in 2008 and 77% in 2007. We generally do not recognize revenue on product shipped to a distributor until the distributor resells the product to its customer.

Sales to customers outside the United States accounted for 48% of net revenues in 2009, 51% in 2008 and 50% in 2007 with European customers representing 25% of net revenues in 2009 compared with 27% of net revenues for 2008 and 29% for 2007.

• Gross Margin

	2009	2008	Change	2007	Change

Revenue	$190,633	$218,406	$(27,773)	$197,043	$21,363
Cost of revenue	90,855	89,714	1,141	82,363	7,351
Gross profit	99,778	128,692	(28,914)	114,680	14,012
Gross margin	52.3%	58.9%	(6.6)%	58.2%	0.7%

Gross profit dollars dropped $28.9 million from 2008 to 2009. This was primarily due to two factors: the revenue reduction of $27.8 million and an inventory write off of $13.3 million dollars. The revenue decline was driven by the worldwide economic downturn. The inventory write down was also related to the worldwide economic downturn as we built inventory during 2008 to support business that did not materialize. Gross margin percent fell by 660 basis points, almost all due to the inventory write down.

Gross profit dollars increased by $14.0 million dollars from 2007 to 2008. This was largely driven by the revenue increase of $21.4 million dollars. Gross margin percent increased by 70 basis points.

We seek to reduce costs and improve gross margins by improving wafer yields, negotiating price reductions with suppliers, increasing the level and efficiency of our testing and packaging operations, achieving economies of scale by means of higher production levels, and increasing the number of die produced per wafer, principally by shrinking the die size of our products.

• Research and Development (R&D)

R&D expenditures were $60.7 million, or 31.9% of net revenues, in 2009 compared with $65.7 million, or 30.1% of net revenues, in 2008 and $63.7 million, or 32.3% of net revenues, in 2007. R&D spending in 2009 decreased due to decreases in salaries, payroll taxes and benefits as a result of the reductions in force of $1.7 million; the absence of bonus payouts of $1.2 million; and lower costs associated with material purchases of $1.9 million. R&D spending in 2008 included generally higher costs associated with expanded R&D efforts and increased headcount. Stock-based compensation expenses were $3.8 million in 2009 compared with $4.1 million in 2008 and $4.0 million in 2007.

Our R&D consists of circuit design, software development, and process technology activities. We believe that continued substantial investment in R&D is critical to maintaining a strong technological position in the industry. Since our FPGAs are manufactured using customized processes that require a substantial time to develop, our R&D expenditures will probably always be higher as a percentage of net revenues than that of our major competitors using standard manufacturing processes.

• Selling, General and Administrative (SG&A)

SG&A expenses in 2009 were $54.7 million, or 28.7% of net revenues, compared with $63.1 million, or 28.9% of net revenues, in 2008 and $63.1 million, or 32.0% of net revenues, in 2007. Costs associated with the Company’s stock option investigation and restatements were $0 in 2009, $1.6 million in 2008 and $5.5 million in 2007. SG&A costs decreased in 2009 due to decreases in salaries, payroll taxes and benefits as a result of the reductions in force of $2.8 million; lower selling costs, commissions and incentive compensation associated with the decrease in net revenues of $1.5 million; lower costs for outside services of $0.6 million; reduced spending due to cost-saving initiatives of $0.4 million; savings in stock compensation expenses of $1.0 million; and savings in professional fees of $1.6 million which related to the Company’s stock option investigation and restatements. Excluding the impact of the stock option investigation costs of $1.6 million in 2008 compared with $5.5 million in 2007, SG&A costs increased in 2008 due to higher selling costs, commissions and incentive compensation associated with the increase in net revenues. Stock-compensation expenses were $3.4 million in 2009 compared with $4.5 million in 2008 and $3.3 million in 2007.

• Restructuring Charge

During the first quarter of 2009, we announced a Company-wide restructuring plan that, in conjunction with cost-reduction initiatives taken in the fourth quarter of 2008, is expected to result in a quarterly reduction in expenses of approximately $6.5 million in the third quarter of 2010 compared with the third quarter of 2008. From the fourth quarter of 2008 through fiscal 2009, we have incurred approximately $5.0 million for severance and other costs related to reductions in force. In addition, the Company has recorded $5.5 million in restructuring costs related to asset impairments. The Company expects to record additional reduction in force charges of approximately $0.5 million during fiscal 2010 through the beginning of the third quarter of 2010, when the restructuring will be substantially complete. As of January 3, 2010, approximately $0.6 million in restructuring charges remain on our consolidated balance sheet and are included in “Accounts payable” and “Accrued compensation and employee benefits”.

Restructuring and asset impairment charges in 2009 were $8.1 million, or 4.2% of net revenues, compared with $2.4 million, or 1.1% of net revenues, in 2008. We recorded restructuring charges totaling $2.6 million and $2.4 million relating to termination benefits in 2009 and 2008, respectively. We recorded non-cash asset impairment charges totaling $5.5 million in 2009 for certain manufacturing fixed assets that were determined to be in excess of current and expected future manufacturing requirements.

• Amortization of Other Acquisition-Related Intangibles

Amortization of other acquisition-related intangibles was $0.8 million in both 2009 and 2008 and $0 in 2007. During the third quarter of fiscal 2008, the Company acquired $5.4 million of identified intangible assets in connection with the acquisition of Pigeon Point Systems.

• Interest Income and Other, Net

Interest income and other, net, was $3.3 million, $5.4 million and $8.6 million in 2009, 2008 and 2007, respectively. Our average investment portfolio balance was $141.2 million in 2009 compared with $155.0 million in 2008 and $162.9 million in 2007. For 2009, our average investment portfolio return was 2.8% compared with 4.7% in 2008 and 4.8% in 2007, resulting in lower interest income during fiscal 2009 as compared with prior years. As of January 3, 2010, the Company assessed its investments to determine if there were any other than temporary impairments (OTTI) apart from the OTTI recorded in fiscal 2009 relating to a corporate bond investment. As a result of the sale of a bond in January 2010 at a realized loss of $0.3 million, the Company recorded an OTTI loss of $0.3 million as of January 3, 2010. During 2008, we determined that one of our corporate bonds was other-than-temporarily impaired and therefore wrote down the investment to its fair market value. The impairment charge of $0.9 million was included in interest income and other, net, on our consolidated statement of operations for the year ended January 4, 2009. This contributed to the lower interest income recorded in 2008 compared with 2007. We invest funds not immediately required for operations in investment portfolios consisting primarily of corporate bonds, floating rate notes, and federal and municipal obligations. In periods where market interest rates are falling, and for some time after rates stabilize, we typically experience declines in interest income as our older debt investments at higher interest rates mature and are replaced by new investments at the lower rates available in the market.

• Tax Provision (Benefit)

Significant components affecting the effective tax rate include pre-tax net income or loss, federal R&D tax credits, non-deductible stock-based compensation, the state composite tax rate, and recognition of a valuation allowance against deferred tax assets.

Our tax provision for 2009 was $24.9 million based on pretax losses of $21.3 million. The difference between the effective tax rate and the statutory tax rate is due primarily to recognition of a valuation allowance of $31.6 million against the Company’s deferred tax assets and non-deductible stock-based compensation offset by research tax credits. The increase in the valuation allowance results from uncertainties surrounding the nature and timing of the taxable income required to realize deferred tax assets.

Our tax provision for 2008 was $13.8 million based on income before income taxes of $2.1 million. The difference between the effective tax rate and the statutory tax rate is due primarily to recognition of a valuation allowance of $12.7 million against a portion of the Company’s deferred tax assets, non-deductible stock-based compensation partially offset by research tax credits and state tax benefits. The increase in the valuation allowance results from uncertainties surrounding the nature and timing of the taxable income required to realize certain tax credits and net operating loss carry forwards.

Our tax benefit for 2007 was $0.6 million representing an effective tax rate of 17%. The difference between the effective tax rate and the statutory tax rate is due primarily to non-deductible stock-based compensation partially offset by research tax credits and state tax benefits.

Financial Condition

Our total assets were $307.0 million at the end of 2009 compared with $343.3 million at the end of 2008. The decrease in total assets was attributable principally to decreases in inventory, deferred tax assets and property and equipment, which were partially offset by an increase in cash, cash equivalents, accounts receivable and other assets. The following table sets forth certain financial data from the consolidated balance sheets expressed as the percentage change from January 4, 2009, to January 3, 2010.

	As of Jan. 3,	As of Jan. 4,
	2010	2009	$ Change	% Change
	In thousands

Cash and cash equivalents, short and long-term investments	$152,664	$146,557	$6,107	4%
Accounts receivable, net	$19,112	$11,596	$7,516	65%
Inventories	$37,324	$60,630	$(23,306)	(38)%

	Year Ended
	Jan. 3,	Jan. 4,
	2010	2009
	In thousands

Net cash provided by operating activities	$8,271	$9,830
Net cash provided by (used in) investing activities	$(14,241)	$28,629
Net cash used in financing activities	$2,325	$(18,939)

• Cash, Cash Equivalents, and Investments

Our cash, cash equivalents, and short-term investments were $152.7 million at the end of 2009 compared with $146.6 million at the end of 2008. This increase of $6.1 million from the end of 2008 was due to $8.3 million of net cash provided by operating activities combined with $2.3 million of cash provided by financing activities, and $1.9 million of changes in short and long term investments which were partially offset by $5.8 million of cash used to purchase property and equipment.

Cash provided by operating activities for 2009 included adjustments for non-cash charges of $50.7 million for depreciation and amortization, asset impairment charges, stock based compensation costs and deferred income taxes and. These were partially offset by a net loss of $46.2 million; increases in accounts receivables of $75 million; increases in other assets, net, of $5.9 million; decreases in inventory of $23.3 million; decreases in accounts payable and other liabilities of $3.7 million; and decreases in deferred income of $1.4 million.

Cash provided by operating activities for 2008 included adjustments for non-cash charges of $21.7 million for depreciation and amortization and for non-cash stock compensation. These were partially offset by a net loss of $11.7 million; decreases in accounts receivable of $7.4 million; decreases in deferred tax assets of $12.8 million; increase in accounts payable and other liabilities of $5.7 million; increases in inventory of $24.6 million; increases in other assets, net, of $3.8 million; and decreases in deferred income of $1.9 million. The increase in inventory relates to the build-up of flash products.

Cash provided by operating activities for 2007 included non-cash charges of $22.0 million for depreciation and amortization, non-cash stock compensation and a charge against certain wafer prepayments. These were partially offset by a net loss of $2.9 million; decreases in accounts receivable of $3.9 million; decreases in inventory of $3.5 million; decreases in accounts payable and other liabilities of $8.6 million; increases in license obligations of $1.9 million; and decreases in deferred income of $3.2 million. The decreases in accounts payable and other liabilities is due primarily to payments made under accrued license obligations and payments of accruals for legal settlements recorded in 2006. Spending on property and equipment amounted to $13.0 million in 2007.

Cash proceeds from the issuance of Common Stock under employee stock plans amounted to $2.8 million in 2009 and $6.5 million in 2008.

• Accounts Receivable

Our net accounts receivable was $19.1 million at the end of 2009 compared with $11.6 million at the end of 2008. Typically, shipments are higher in the last month of a quarter but shipments were lower in December 2008, due to the Company having a two week shutdown. The shutdown in December 2009 was shorter than the shutdown in December 2008 and as a result shipments were higher in December 2009 compared with December 2008. As a result of the increased shipments in December 2009, net accounts receivable represented 37 days of sales outstanding at the end of fiscal 2009 compared with 19 days at the end of fiscal 2008.

• Inventories

Our net inventories were $37.3 million at the end of 2009 compared with $60.6 million at end of 2008. Net inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value). We believe that a certain level of inventory must be carried to maintain an adequate supply of product for customers. We typically build-up inventories of new products early in their life cycles in order to support anticipated demand and to provide stock inventory to distributors to support initial sales of the product. We typically do not establish excess inventory reserves for newer products until we have developed sufficient trend information to support reasonable assumptions regarding acceptance of the product and future demand trends. Once the product has been available on the market for a sufficient period of time, generally two years or more, we will begin to assess the need for reserves for excess inventory based on history and forecasted demand.

The build-up in inventory beginning in the second quarter of 2008 for our new flash products was particularly pronounced due to a conscious effort to support increased turns business and shorter lead times for the end consumer products at which the flash products are targeted. In an effort to reduce our inventory levels, we will continue to restrict flash wafer starts based on inventory levels and forecast sales of flash products. However, in order to preserve our relationships with our foundries, we will continue to build certain minimum levels of flash products during 2010 and thereafter, so an extended period of time will probably be necessary in order to draw down inventory levels closer to historical norms. We believe our flash products are still attractive to our targeted customer base. We continue to focus our efforts on growing the flash business and are aggressively marketing our flash products in an effort to reduce our inventory. This may include certain promotional pricing for large volume orders, which may negatively affect our gross margins. We are also monitoring market trends and significant events that may have an adverse impact on the carrying value of our inventory.

In accordance with our normal quarterly inventory review, during the second quarter of 2009, we performed an in-depth analysis of our inventory levels, and in particular our flash inventory levels to determine whether additional reserves for excess quantities should be established. Some of the newer flash product lines were then in production for two years or more, which triggered our initial analysis of potential excess inventory. The analysis took into consideration the general acceptance of the products on the market, short and mid-term forecasted demand, the high levels of flash inventory on hand relative to the historical norms, and the results of recent promotional efforts to reduce inventory levels of flash products. Although we have been able to reduce some of our flash inventory in recent quarters, we determined, as part of our normal quarterly inventory review, that additional reserves of $13.3 million, $0.6 million and $1.2 million for excess inventory were required as of the end of the second, third and fourth quarters of 2009, respectively.

We continue to hold material from “last time buy” inventory purchases made in 2003, 2005, 2007 and 2009 from certain wafer manufacturers for some of our mature product families. Last time buys occur when a wafer supplier is about to shut down the manufacturing line used to make a product and we believe that our then-current inventories are insufficient to meet foreseeable future demand. In March 2009, Panasonic informed us of their intention to cease production of Actel’s legacy ACT products. In order to support our customers’ future demands for the ACT products, we commit to purchase from Panasonic approximately $8.0 million of last-time-buy wafers. As of the end of fiscal 2009, we had purchased approximately $3.8 million of last-time-buy wafers from Panasonic. Inventory purchased in last-time-buy transactions is evaluated on an ongoing basis for indications of excess or obsolescence based on rates of actual sell through, expected future demand for those products, and any other qualitative factors that may indicate the existence of excess or obsolete inventory. Inventory at January 3, 2010, included $5.1 million of inventory purchased in last-time buys, of which $3.8 million relates to the Panasonic last-time-buy wafers. Inventory at January 4, 2009, included $1.4 million of inventory purchased in last-time buys. There were no write downs of last-time-buy inventory during 2009. During 2008, we recorded a write down against last-time-buy inventory of $0.5 million.

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

• Property and Equipment

Our net property and equipment was $23.0 million at the end of 2009 compared with $34.7 million at the end of 2008. We invested $5.8 million in property and equipment in 2009 compared with $21.4 million in 2008. The decrease in capital expenditures for 2009 was due primarily to purchases made in 2008 relating to additional offshore testing and manufacturing equipment and the installation of solar panels at the Company’s headquarters in Mountain View, California. We recorded non-cash asset impairment charges totaling $5.5 million for certain manufacturing fixed assets that were determined to be in excess of current and expected future manufacturing requirements in 2009. Capital expenditures during the past two years have been primarily for engineering, manufacturing, and office equipment. Depreciation of property and equipment was $12.1 million in 2009 compared with $11.9 million in 2008. We currently expect to incur capital expenditures of approximately $5.3 million in 2010.

• Goodwill and Other Intangible Assets, Net

Our net goodwill and other intangible assets were $34.9 million at the end of 2009 and $35.5 million at the end of 2008. The slight decrease is due to the realization of certain net operating loss carry forwards associated with our acquisition of Gatefield Corporation in 2000. We had originally established a valuation allowance for a portion of the net operating loss carry forwards acquired in connection with the acquisition of Gatefield. FASB ASC 805 Business Combinations, which became effective on the first day of our 2009 fiscal year, changes how business acquisitions are accounted for and affects financial statements both on the acquisition date and in subsequent periods. Under FASB ASC 805, the release of any valuation allowance for acquired tax attributes related to Gatefield will now result in a tax benefit as opposed to an adjustment to the carrying amount of goodwill.

During the third quarter of fiscal 2008, we acquired $5.4 million of identified intangible assets in connection with the acquisition of Pigeon Point Systems. As a result of this, we recorded $0.8 million for both 2009 and 2008 relating to amortization of identified intangible assets.

Goodwill is recorded when consideration paid in an acquisition exceeds the fair value of the net tangible and intangible assets acquired. We account for goodwill in accordance with FASB ASC 350 Goodwill and Other Intangible Assets, which addresses the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition. Under FASB ASC 350, we do not amortize goodwill, but instead test for impairment annually or more frequently if certain events or changes in circumstances indicate that the carrying value may not be recoverable. We completed our annual goodwill impairment tests during the fourth quarters of 2009 and 2008 and noted no indicators of impairment.

• Other Assets, Net

Our other assets, net, were $30.1 million at the end of 2009 compared with $22.0 million at the end of 2008. The increase was due primarily to an increase of $6.0 million in license obligations and an increase in deferred compensation plan assets of $1.4 million.

• Current Liabilities

Our total current liabilities were $51.8 million at the end of 2009 compared with $59.5 million at the end of 2008. The decrease was due primarily to a decrease in accounts payable of $4.4 million, a decrease in accrued compensation and employee benefits of $3.0 million and a decrease in deferred income on shipments to distributors of $1.4 million, which were partially offset by an increase in accrued license obligations of $1.0 million.

• Shareholders’ Equity

Shareholders’ equity was $233.5 million at the end of 2009 compared with $268.3 million at the end of 2008. The decrease in 2009 was due mostly to the net loss of $46.2 million. This was partially offset by stock-based compensation charges of $7.6 million, issuances of Common Stock under our employee stock plans of $2.3 million, net of tax withholding on restricted stock units and changes in unrealized gain on investments of $1.4 million.

In 2009, our Board of Directors adopted a plan under Rule 10b5-1 promulgated by the Securities and Exchange Commission under the Exchange Act that will permit us to purchase shares of our Common Stock under our stock repurchase program at any time the criteria under the Rule 10b5-1 plan are met. In February 2009, our Board of Directors amended the criteria for the Company to purchase shares under the Rule 10b5-1 plan.

Liquidity and Capital Resources

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

The following represents contractual commitments associated with operating leases and capital leases ($0.4 million relates to a capital lease which runs through 2013 and is not shown separately) as of January 3, 2010:

	Payments Due by Period
							2015
	Total	2010	2011	2012	2013	2014	and Later
	(In thousands)

Operating and capital leases(1)	$14,750	$3,740	$3,411	$3,402	$3,474	$539	$184
Inventory purchase obligations relating to last-time-buy inventory	4,200	4,200	—	—	—	—	—
Standby letters of credit	1,400	1,400	—	—	—	—	—

Total obligations	$20,350	$9,340	$3,411	$3,402	$3,474	$539	$184

(1)	Excludes sub-lease income of $56,163 per month from October 2010 through January 2014 attributed to a sub-lease agreement executed in February 2010.

Purchase orders or contracts for the purchase of raw materials, apart from the last-time-buy inventory disclosed above, and other goods and services are not included in the table above. We are not able to determine the aggregate amount of such purchase orders that represent contractual obligations because as purchase orders may represent authorizations to purchase rather than binding agreements. In order to support our customers’ future demands for the ACT products, we entered into a commitment to purchase from Panasonic approximately $8 million of last-time-buy wafers relating to our ACT products. As of fiscal 2009, we have purchased approximately $3.8 million of last-time-buy wafers from Panasonic.

We believe that the availability of adequate financial resources is a substantial competitive factor. To take advantage of opportunities as they arise, or to withstand adverse business conditions when they occur, it may become prudent or necessary for us to raise additional capital. No assurance can be given that additional capital would become available on acceptable terms if needed, if available at all.

Impact of Recently Issued Accounting Standards

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06 relating to FASB ASC 820 Fair Value Measurements and Disclosures. ASU 2010-06 provides amendments to topic 820-10 requiring new disclosures regarding transfers in and out of Levels 1 and 2 and guidance regarding disclosure of activity in Level 3 fair value measurements using significant unobservable inputs. This ASU also provides amendments to topic 820-10 that clarify existing disclosures regarding level of disaggregation and disclosures relating to inputs and valuation techniques. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures relating to activity in Level 3, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this ASU in the first fiscal quarter of 2010 is not expected to have a significant impact on our consolidated financial statements.

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

• Revenues

We sell our products to OEMs and to distributors who resell our products to OEMs or their contract manufacturers. We recognize revenue on products sold to our OEMs upon shipment. Revenues generated by the Protocol Design Services organization are recognized as the services are performed. Because sales to our distributors are generally made under agreements allowing for price adjustments, credits, and right of return under certain circumstances, we generally defer recognition of revenue on products sold to distributors until the products are resold by the distributor and price adjustments are determined, at which time our final net sales price is fixed. Deferred revenue net of the corresponding deferred cost of sales are recorded in the caption “deferred income on shipments to distributors” in the liability section of the consolidated balance sheet. Deferred income effectively represents the gross margin on the sale to the distributor; however, the amount of gross margin we recognize in future periods will be less than the originally recorded deferred income as a result of negotiated price concessions. Distributors resell our products to end customers at various negotiated price points that vary by end customer, product, quantity, geography and competitive pricing environments. When a distributor’s resale is priced at a discount from list price, we credit back to the distributor a portion of their original purchase price after the resale transaction is complete. Thus, a portion of the deferred income on shipments to distributors balance will be credited back to the distributor in the future. Based upon historical trends and inventory levels on hand at each of our distributors as of January 3, 2010, we currently estimate that approximately $7.1 million of the deferred income on shipments to distributors on the Company’s consolidated balance sheet as of January 3, 2010, will be credited back to the distributors in the future. In other words, we expect that this amount will not be recognized as revenue and gross margin in our consolidated statement of operations. Since we expect our distributors to “turn” their inventory balances five to six times a year, we expect that a majority of the inventory held by our distributors at the end of any quarter will be resold to end customers over the next two quarters.

Revenue recognition depends on notification from the distributor that product has been resold. This reported information includes product resale price, quantity, and end customer information as well as inventory balances on hand. Our revenue reporting is dependent on us receiving timely and accurate data from our distributors. In determining the appropriate amount of revenue to recognize, we use this data from our distributors and apply judgment in reconciling differences between their reported inventory and sell-through activities. Because of the time involved in collecting, assimilating and analyzing the data provided by our distributors, we receive actual sell-through revenue one month in arrears. This practice requires us to make an estimate of one month’s distributor sell-through activity at the end of each fiscal quarter. This estimate is adjusted the following month to reflect actual sell through activity reported by our distributors.

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

We typically build-up inventories of new products early in their life cycles in order to support anticipated demand and to provide stock inventory to distributors respond quickly to sales of the product. Accordingly, we typically do not establish excess inventory reserves for newer products until we have developed sufficient trend information to support reasonable assumptions regarding acceptance of the product and future demand trends. After the product has been available on the market for a sufficient period of time, generally two years or more, the Company will begin to assess the need for excess inventory reserves based on history and forecasted demand as noted above.

We continue to hold material from “last time buy” inventory purchases made in 2003, 2005, 2007 and 2009 from two wafer manufacturers for some of our mature product families. Last time buys occur when a wafer supplier is about to shut down the manufacturing line used to make a product and we believe that our then-current inventories are insufficient to meet foreseeable future demand.. In March 2009, Panasonic informed us of their intention to cease production of Actel’s legacy ACT products. In order to support our customers’ future demands for the ACT products, we committed to purchase from Panasonic approximately $8 million of last-time-buy wafers. As of the end of fiscal 2009, we had purchased approximately $3.8 million of last-time-buy wafers from Panasonic. Inventory purchased in last-time-buy transactions is evaluated on an ongoing basis for indications of excess or obsolescence based on rates of actual sell through, expected future demand for those products, and any other qualitative factors that may indicate the existence of excess or obsolete inventory. Inventory at January 3, 2010, and January 4, 2009, included $5.1 million and $1.4 million, respectively, of inventory purchased in last-time-buys. Last-time-buy inventory as of January 3, 2010, includes approximately $3.8 million of Panasonic last-time-buy wafers. There were no write downs of last-time-buy inventory during 2009. During 2008, we recorded a write down against last-time-buy inventory of $0.5 million.

• Legal Matters and Loss Contingencies

From time to time we are notified of claims, including claims that we may be infringing patents owned by others, or otherwise become aware of conditions, situations, or circumstances involving uncertainty as to the existence of a liability or the amount of a loss. When probable and reasonably estimable, we make provisions for estimated liabilities. As we sometimes have in the past, we may settle disputes and/or obtain licenses under patents that we are alleged to infringe. We can offer no assurance that any pending or threatened claim or other loss contingency will be resolved or that the resolution of any such claim or contingency will not have a materially adverse effect on our business, financial condition, and/or results of operations. Our failure to resolve a claim could result in litigation or arbitration, which can result in significant expense and divert the efforts of our technical and management personnel, whether or not determined in our favor. Our evaluation of the impact of these claims and contingencies could change based upon new information. Subject to the foregoing, we do not believe that the resolution of any pending or threatened legal claim or loss contingency is likely to have a materially adverse effect on our financial position at January 3, 2010 or results of operations or cash flow for the year then ended.

• Income Taxes

We account for income taxes in accordance with FASB ASC 740, Accounting for Income Taxes, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. We are required to evaluate the realizability of our deferred tax assets by assessing our valuation allowance and, if necessary, adjusting the amount of such allowance. The factors used to assess the likelihood of realization include our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. We assessed the realization of our deferred tax assets quarterly throughout 2009 and recorded a full valuation allowance against our deferred tax assets at the end of the second quarter. For the remainder of 2009, we continued to record a full valuation allowance against our deferred tax assets because it was more likely than not that we would not be able to realize these deferred tax assets based upon our forecast of future taxable income and other relevant factors. The valuation allowance at the end of 2009 was $52.8 million. We currently intend to maintain a full valuation allowance against our deferred tax assets. If factors change that affect our forecast of future taxable income in determining the realizability of our net deferred tax assets, adjustments will be made to the amount of the valuation allowance in future periods.

• Stock-Based Compensation Expense

We account for stock-based compensation in accordance with FASB ASC 718, Compensation — Stock Compensation. Under the fair value recognition provisions of FASB ASC 718, we estimate the fair value of our employee stock awards at the date of grant using the Black-Scholes-Merton option pricing model, which requires the use of certain subjective assumptions. The most significant of these assumptions are our estimates of expected volatility of the market price of our stock and the expected term of the stock award. We have determined that historical volatility is the best predictor of expected volatility and the expected term of our awards was determined taking into consideration the vesting period of the award, the contractual term and our historical experience of employee stock option exercise behavior. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, we could change our assumptions used to value employee stock-based awards granted in future periods. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those awards expected to vest. If our actual forfeiture rate were materially different from our estimate, the stock-based compensation expense would be different from what we have recorded in the current period. The fair value of restricted stock units is calculated based upon the fair value of our Common Stock at the date of grant. Further, FASB ASC 718 requires that employee stock-based compensation costs be recognized over the vesting period of the award and we have elected the straight-line method as the basis for recording our expense.

The Company recorded $7.6 million, $9.1 million, and $7.9 million of stock-based compensation expense for the years ended January 3, 2010, January 4, 2009, and January 6, 2008, respectively. As required by FASB ASC 718, Compensation — Stock Compensation, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. As of January 3, 2010, the total compensation cost related to options and nonvested stock granted to employees under the Company’s stock option plans but not yet recognized was $11.5 million, net of estimated forfeitures of $1.4 million. This cost will be amortized over a weighted-average period of 1.87 years and will be adjusted for subsequent changes in estimated forfeitures. As of January 3, 2010, the total compensation cost related to options to purchase shares of the Company’s Common Stock under the Employee Stock Purchase Plan (ESPP) but not yet recognized was approximately $0.3 million. This cost will be amortized over a weighted-average period of 1.25 years.

• Long-Lived Asset Impairment

We review property and equipment and intangible assets, excluding goodwill, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If property and equipment or intangible assets are considered to be impaired, the impairment recognized equals the amount by which the carrying value of the asset exceeds its fair market value. During the first quarter of 2008, we began to experience significant increases in bookings for flash product families that include Fusion, Igloo and ProASIC3. To support the expected ramp up in manufacturing, we ordered additional testing and sorting equipment. However, as a result of the worldwide economic crisis, a significant number of these product orders were cancelled in the second half of 2008 and the new product sale opportunities did not materialize in the volumes originally anticipated. As a result, the Company recorded a non-cash impairment charge of $5.5 million during the second quarter of 2009, for certain manufacturing fixed assets that were determined to be in excess of current and expected future manufacturing requirements and those assets were taken out of service.

We account for goodwill and other intangible assets under FASB ASC 350, Goodwill and Other Intangible Assets. Under this standard, goodwill is tested for impairment annually or more frequently if certain events or changes in circumstances indicate that the carrying amount of goodwill exceeds its implied fair value. The two-step impairment test identifies potential goodwill impairment and measures the amount of a goodwill impairment loss to be recognized (if any). The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. We are a single reporting unit under FASB ASC 350 and we use an enterprise approach to determine our total fair value. Since the best evidence of fair value is quoted market prices in active markets, we start with our market capitalization as the initial basis for the analysis. We also consider other factors including control premiums from observable transactions involving controlling interests in comparable companies as well as overall market conditions. As long as we determine our total enterprise fair value is greater than our book value and we remain a single reporting unit, our goodwill will be considered not impaired, and the second step of the impairment test under FASB ASC 350 will be unnecessary. If our total enterprise fair value were to fall below our book value, we would proceed to the second step of the goodwill impairment test, which measures the amount of impairment loss by comparing the implied fair value of our goodwill with the carrying amount of our goodwill. As a result of this analysis we may be required to write down our goodwill, and recognize a goodwill impairment loss, equal to the difference between the book value of goodwill and its implied fair value.

FASB ASC 350 also requires that intangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable in accordance with FASB ASC 360, Impairment or Disposal of Long Live Assets. Currently, we amortize our acquired intangible assets with definite lives over periods ranging primarily from one to seven years.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of January 3, 2010, our investment portfolio consisted primarily of asset backed obligations, corporate bonds, floating rate notes, and federal and municipal obligations. The principal objectives of our investment activities are to preserve principal, meet liquidity needs, and maximize yields. To meet these objectives, we invest funds not immediately required for operations only in high credit quality debt securities with average maturities of less than two years. We also limit the percentage of total investments that may be invested in any one issuer. Corporate investments as a group are also limited to a maximum percentage of our investment portfolio.

Our investments in debt securities, which totaled $115.9 million at January 3, 2010, are subject to interest rate risk. An increase in interest rates could subject us to a decline in the market value of our investments. These risks are mitigated by our ability to hold these investments for a period of time sufficient to recover the carrying value of the investment, which may not be until maturity. A hypothetical 100 basis point increase in interest rates compared with interest rates at January 3, 2010, and January 4, 2009, would result in a reduction of approximately $0.8 million and $1.2 million, respectively, in the fair value of our available-for-sale debt securities held at January 3, 2010, and January 4, 2009, respectively.

In addition to interest rate risk, we are subject to market risk on our investments. We monitor all of our investments for impairment on a periodic basis. In the event that the carrying value of the investment exceeds its fair value and the decline in value is determined to be other than temporary, the carrying value is reduced to its current fair market value. In the absence of other overriding factors, we consider a decline in market value to be a potential indicator of an other than temporary impairment when a publicly traded stock or a debt security has traded below amortized cost for a consecutive six-month period. If an investment continues to trade below amortized cost for more than six months, and mitigating factors such as general economic and industry specific trends, including the creditworthiness of the issuer are not present, this investment would be evaluated for impairment and written down to a balance equal to the estimated fair value at the time of impairment, with the amount of the write-down recorded in Interest income and other, net, on the consolidated statements of operations. If management concludes it does not intend to sell an impaired debt security and it is not more likely than not it will be required to sell the debt security before the recovery of its amortized cost basis, and the issuers of the securities are creditworthy, no other-than-temporary impairment is deemed to exist.

As of January 3, 2010, the Company assessed its investments to determine if there were any other than temporary impairments (OTTI) apart from the OTTI recorded in fiscal 2008 relating to a corporate bond investment. As a result of the sale of a bond in January 2010, at a realized loss of $0.3 million the Company recorded an OTTI loss of $0.3 million as of January 3, 2010. We invest funds not immediately required for operations in investment portfolios consisting primarily of corporate bonds, floating rate notes, and federal and municipal obligations. In periods when market interest rates are falling, and for some time after rates stabilize, we typically experience declines in interest income as our older debt investments at higher interest rates mature and are replaced by new investments at the lower rates available in the market.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ACTEL CORPORATION

CONSOLIDATED BALANCE SHEETS

	Jan. 3,	Jan. 4,
	2010	2009
	(In thousands, except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$45,994	$49,639
Short-term investments	106,007	89,111
Accounts receivable, net	19,112	11,596
Inventories	37,324	60,630
Deferred income taxes	1,729	11,313
Prepaid expenses and other current assets	8,166	6,888

Total current assets	218,332	229,177
Long-term investments	663	7,807
Property and equipment, net	22,969	34,747
Goodwill and other intangible assets, net	34,939	35,540
Deferred income taxes	—	13,968
Other assets, net	30,099	22,022

	$307,002	$343,261

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,262	$14,672
Accrued compensation and employee benefits	8,206	11,240
Accrued licenses and lease obligations	4,996	3,952
Other accrued liabilities	5,422	5,274
Deferred income on shipments to distributors	22,867	24,316

Total current liabilities	51,753	59,454
Deferred compensation plan liability	5,470	4,086
Deferred rent liability	1,590	1,449
Accrued sabbatical compensation	2,805	2,739
Other long-term liabilities, net	11,921	7,208

Total liabilities	73,539	74,936
Commitments and contingencies (Note 4)
Shareholders’ equity:
Preferred stock, $0.001 par value per share; 4,500,000 shares authorized; none issued or outstanding	—	—
Series A Preferred stock, $0.001 par value per share; 500,000 shares authorized; none issued or outstanding	—	—
Common Stock, $0.001 par value; 55,000,000 shares authorized; 26,200,052 shares and 25,777,128 shares issued and outstanding at January 3, 2010, and January 4, 2009	26	25
Additional paid-in capital	242,109	232,168
(Accumulated deficit)/Retained earnings	(9,250)	36,979
Accumulated other comprehensive income (loss)	578	(847)

Total shareholders’ equity	233,463	268,325

	$307,002	$343,261

See Notes to Consolidated Financial Statements

ACTEL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended,
	Jan. 3, 2010	Jan. 4, 2009	Jan. 6, 2008
	(In thousands, except per share amounts)

Net revenues	$190,633	$218,406	$197,043
Costs and expenses:
Cost of revenues	90,855	89,714	82,363
Research and development	60,718	65,658	63,726
Selling, general, and administrative	54,746	63,145	63,053
Restructuring charge	8,090	2,424	—
Amortization of acquisition-related intangibles	771	796	—

Total costs and expenses	215,180	221,737	209,142

Loss from operations	(24,547)	(3,331)	(12,099)
Interest income and other, net	3,263	5,433	8,607

Income (loss) before tax provision (benefit)	(21,284)	2,102	(3,492)
Tax provision (benefit)	24,945	13,827	(588)

Net loss	$(46,229)	$(11,725)	$(2,904)

Net loss per share:
Basic	$(1.77)	$(0.45)	$(0.11)

Diluted	$(1.77)	$(0.45)	$(0.11)

Shares used in computing net loss per share:
Basic	26,134	25,851	26,888

Diluted	26,134	25,851	26,888

See Notes to Consolidated Financial Statements

ACTEL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND ACCUMULATED OTHER
COMPREHENSIVE INCOME (LOSS)

					Accumulated
		Additional	Deferred	(Accumulated	Other	Total
	Common	Paid-in	Stock	Deficit)/Retained	Comprehensive	Shareholders’
	Stock	Capital	Compensation	Earnings	Income (Loss)	Equity
	(In thousands, except share amounts)

Balance at December 31, 2006	$26	$226,443	$—	$64,578	$(431)	$290,616

Net loss	—	—	—	(2,904)	—	(2,904)
Other comprehensive income:
Change in unrealized gain on investments, net of tax	—	—	—	—	1,217	1,217

Total comprehensive loss						(1,687)
Cumulative effect — adoption of FASB ASC 710 Compensation — General, net of tax	—	—	—	(2,485)	—	(2,485)
Stock-based compensation	—	7,508	—	—	—	7,508
Tax withholding on restricted stock units	—	(2,798)	—	—	—	(2,798)
Receipt of price differential for remeasured options	—	338	—	—	—	338

Balance at January 6, 2008	26	231,491	—	59,189	786	291,492

Net loss	—	—	—	(11,725)	—	(11,725)
Other comprehensive (loss):
Change in unrealized loss on investments, net of tax	—	—	—	—	(1,633)	(1,633)

Total comprehensive loss						(13,358)
Issuance of 569,033 shares of Common Stock under employee stock plans	—	6,540	—	—	—	6,540
Repurchase of Common Stock	(1)	(14,456)	—	(10,485)	—	(24,942)
Stock-based compensation	—	9,130	—	—	—	9,130
Tax benefit on stock option exercises	—	266	—	—	—	266
Tax withholding on restricted stock units	—	(803)	—	—	—	(803)

Balance at January 4, 2009	25	232,168	—	36,979	(847)	268,325

Net loss	—	—	—	(46,229)	—	(46,229)
Other comprehensive income:
Change in unrealized gain on investments, net of tax	—	—	—	—	1,425	1,425

Total comprehensive loss						(44,804)
Issuance of 342,721 shares of Common Stock under employee stock plans	1	2,810	—	—	—	2,811
Stock-based compensation	—	7,618	—	—	—	7,618
Tax withholding on restricted stock units	—	(487)	—	—	—	(487)

Balance at January 3, 2010	$26	$242,109	$—	$(9,250)	$578	$233,463

See Notes to Consolidated Financial Statements

ACTEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended,
	Jan. 3, 2010	Jan. 4, 2009	Jan 6, 2008
		(In thousands)

Operating activities:
Net loss	$(46,229)	$(11,725)	$(2,904)
Adjustments to reconcile net loss to net cash provided by operating activities, net of effects of acquired business:
Depreciation and amortization	12,896	12,645	10,373
Asset impairment charges	5,461	244	—
Investment impairment	286	907	—
Stock compensation costs	7,644	9,096	7,872
Wafer prepayment charge	—	—	3,700
Deferred income taxes	24,712	12,783	(1,210)
Excess tax benefits on option exercises	—	(266)	—
Changes in operating assets and liabilities:
Accounts receivable	(7,516)	7,362	3,901
Inventories	23,280	(24,612)	3,491
Prepaid expenses and other current assets	(1,278)	3,320	(767)
Other assets, net	(5,860)	(3,709)	(1,909)
Accounts payable, accrued compensation and employee benefits, and other accrued liabilities	(3,675)	5,682	(8,595)
Deferred income on shipments to distributors	(1,449)	(1,897)	(3,188)

Net cash provided by operating activities	8,272	9,830	10,764
Investing activities:
Purchases of property and equipment	(5,808)	(21,422)	(13,020)
Purchases of available-for-sale securities	(80,067)	(69,009)	(44,264)
Sales of available-for-sale securities	11,511	61,563	6,934
Maturities of available-for-sale securities	60,834	66,043	38,545
Acquisition of Pigeon Point, net of cash acquired	—	(8,350)	—
Changes in other long term assets	(711)	(196)	(79)

Net cash provided by (used in) investing activities	(14,241)	28,629	(11,884)
Financing activities:
Issuance of Common Stock under employee stock plans	2,811	6,540	—
Excess tax benefit on option exercises	—	266	—
Tax withholding on restricted stock units	(487)	(803)	(2,798)
Receipt of price differential for remeasured options	—	—	338
Repurchase of Common Stock	—	(24,942)	—

Net cash provided by (used in) financing activities	2,324	(18,939)	(2,460)
Net increase (decrease) in cash and cash equivalents	(3,645)	19,520	(3,580)
Cash and cash equivalents, beginning of year	49,639	30,119	33,699

Cash and cash equivalents, end of year	$45,994	$49,639	$30,119

Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes, net	$589	$447	$428
Supplemental schedule of non-cash activities:
Accrual of long-term license obligations	$10,443	$8,201	$3,451

See Notes to Consolidated Financial Statements

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

Actel Corporation is the leading supplier of low-power field-programmable gate arrays (“FPGAs”) and mixed-signal FPGAs. In support of our FPGAs, we offer design and development software and tools to optimize power consumption; power-smart intellectual property (“IP”) cores, including industry-standard processor technologies; the industry’s smallest footprint packaging; programming hardware and starter kits; and a variety of design services. We target a wide range of applications in the aerospace, automotive, avionics, communications, consumer, industrial and military markets that require low power consumption or other attributes of our nonvolatile flash and antifuse-based technologies that have an inherent competitive advantage over traditional SRAM-based FPGAs.

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of Actel Corporation and our wholly owned subsidiaries. The U.S. Dollar is the functional currency in our foreign operations. Assets and liabilities that are not denominated in the functional currency are re-measured into U.S. Dollars and the resulting gains or losses are included in interest income and other, net of expense. All intercompany accounts and transactions have been eliminated in consolidation.

Our fiscal year ends on the first Sunday after December 30th. Fiscal 2009 ended on January 3, 2010, fiscal 2008 ended on January 4, 2009, and fiscal 2007 ended on January 6, 2008. Fiscal 2009 consisted of 52 weeks, fiscal 2008 consisted of 52 weeks and fiscal 2007 consisted of 53 weeks.

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

Advertising and Promotion Costs

Our policy is to expense advertising and promotion costs as they are incurred. Our advertising and promotion expenses were approximately $2.9 million in 2009, $3.5 million in 2008 and $3.4 million in 2007 and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Cash Equivalents and Investments

We consider all highly liquid debt instruments with insignificant interest rate risk and a maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist primarily of cash deposits in money market mutual funds that are available for withdrawal without restriction. Investments consist principally of corporate, federal, state, and local municipal obligations. See Note 3 for further information regarding short-term investments.

We account for our investments in accordance with the provisions of FASB ASC 320, Accounting for Certain Investments in Debt and Equity Securities. We determine the appropriate classification of debt securities at the time of purchase and re-evaluate such designation as of each balance sheet date. We may also make long-term equity investments for the promotion of business and strategic objectives.

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We monitor all of our investments for impairment on a periodic basis. In the event that the carrying value of the investment exceeds its fair value and the decline in value is determined to be other than temporary, the carrying value is reduced to its current fair market value. In the absence of other overriding factors, we consider a decline in market value to be a potential indicator of an other than temporary impairment when a publicly traded stock or a debt security has traded below amortized cost for a consecutive six-month period. If an investment continues to trade below amortized cost for more than six months, and mitigating factors such as general economic and industry specific trends (including the creditworthiness of the issuer) are not present, the investment would be evaluated for impairment and written down to a balance equal to the estimated fair value at the time of impairment, with the amount of the write-down recorded in Interest income and other, net, on the consolidated statements of operations. If management concludes it does not intend to sell an impaired debt security and it is not more likely than not it will be required to sell the debt security before the recovery of its amortized cost basis, and the issuer of the security is creditworthy, no other-than-temporary impairment is deemed to exist. See Note 3 for further information regarding investments.

Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported as a component of accumulated other comprehensive income in shareholders’ equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest and other income, net of expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income and other.

We maintain trading assets to generate returns that offset changes in liabilities related to our deferred compensation plan. The trading assets consist of insurance contracts, which are stated at fair value, and our Common Stock contributed to the plan by participants, which is stated at historical value. Recognized gains and losses are included in interest income and other, net of expense, and generally offset the change in the deferred compensation liability, which is also included in interest income and other, net of expense. We recorded a gain on the trading asset portfolio of $0.6 million in 2009. For 2008 and 2007, we recorded net losses on the trading asset portfolio of $0.3 million and $0.1 million, respectively. The deferred compensation assets, included under other assets in the consolidated balance sheets, were $5.4 million in 2009 and $3.9 million in 2008 and the deferred compensation liabilities were $5.5 million in 2009 and $4.1 million in 2008.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents, short-term and long-term investments, and trade receivables. We limit our exposure to credit risk by investing funds not immediately required for operations only in securities of A, A1, or P1 grade or better at the time of initial investment. Subsequent to purchasing these securities we may, from time to time, experience a downgrade in the ratings of our securities. When securities are downgraded, we reassess the securities and take necessary actions to sell or hold these securities to recovery based on the information available to us. As of January 3, 2010, we had $4.8 million recorded in short-term investments and $0.6 million recorded in long-term investments that had fallen below our initial investment rating guidelines. We are exposed to credit risks in the event of default by the financial institutions or issuers of investments to the extent of amounts recorded on the consolidated balance sheets.

We sell our products to customers in diversified industries. We are exposed to credit risks in the event of non-payment by customers to the extent of amounts recorded on the balance sheet. We limit our exposure to credit risk by performing ongoing credit evaluations of our customers’ financial condition but we generally require no collateral. We are exposed to credit risks in the event of insolvency by our customers and manage such exposure to losses by limiting the amount of credit extended whenever deemed necessary. Our distributors accounted for approximately 70% of our revenues in 2009, 74% of our revenues in 2008 and 77% in 2007. Avnet, Inc. (“Avnet”) accounted for 35% of our net revenues in 2009 and 36% in 2008 and 40% in 2007. The loss of Avnet as a distributor

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

could have a material adverse effect on our business, financial condition and results of operations. In December 2008, the Company added Future Electronics as an additional North American distributor.

As of January 3, 2010, we had accounts receivable totaling $19.1 million, net of an allowance for doubtful accounts of $0.2 million. Of the $19.1 million in net accounts receivable, Avnet accounted for 63%. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is based on past payment history with the customer, analysis of the customer’s current financial condition, outstanding invoices older than 90 days, and other known factors.

Fair Value of Financial Instruments

We use the following methods and assumptions in estimating our fair value disclosures for financial instruments:

• Accounts Payable and Accrued Liabilities

The carrying amount reported in the balance sheets for accounts payable approximates fair value because of relatively short payment terms.

• Cash Equivalents

The carrying amounts reported in the balance sheets for cash equivalents approximate fair value because of the relatively short time to maturity.

• Accounts Receivable

The carrying amount reported in the balance sheets for accounts receivable approximates fair value because of relatively short collection terms.

• Insurance Contracts

The fair value of our insurance contracts (entered into in connection with our deferred compensation plan) is based upon cash surrender value.

• Investment Securities

FASB ASC 820, Fair Value Measurements and Disclosures, requires us to determine the fair value of financial assets and liabilities using a specified fair-value hierarchy. The objective of the fair-value measurement of our financial instruments is to reflect the hypothetical amounts at which we could sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date (exit price). FASB ASC 820 describes three levels of inputs that may be used to measure fair value, as follows:

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

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sabbatical Leave

In June 2006, the FASB ratified the consensus reached in FASB ASC 710 Compensation — General specifically relating to subtopics 10-25-1 Compensated Absences and 10-25-4 Sabbatical Leave Benefits. This consensus provides that sabbatical leave or other similar benefits provided to an employee shall be accrued over the requisite service period as described in subtopic 10-25-5. This FASB ASC 710 was effective for fiscal years beginning after December 15, 2006, and was adopted by Actel in the first quarter of fiscal 2007. Actel recorded a $2.5 million cumulative adjustment, net of tax, to decrease the January 1, 2007, balance of retained earnings. Actel adjusts the sabbatical leave accrual based on the estimated vested benefit.

Impact of Recently Issued Accounting Standards

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06 relating to FASB ASC 820 Fair Value Measurements and Disclosures. ASU 2010-06 provides amendments to topic 820-10 which requires new disclosures regarding transfers in and out of Levels 1 and 2 and guidance regarding disclosure of activity in Level 3 (fair value measurements using significant unobservable inputs). This ASU also provides amendments to topic 820-10 that clarify existing disclosures regarding level of disaggregation and disclosures relating to inputs and valuation techniques. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures relating to activity in Level 3, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this ASU in the first fiscal quarter of 2010 is not expected to have a significant impact on our consolidated financial statements.

Income Taxes

We account for income taxes in accordance with FASB ASC 740, Accounting for Income Taxes, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. We are required to evaluate the realizability of our deferred tax assets by assessing our valuation allowance and, if necessary, adjusting the amount of such allowance. The factors used to assess the likelihood of realization include our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. We assessed the realization of our deferred tax assets quarterly throughout 2009 and recorded a full valuation allowance against our deferred tax assets at the end of the second quarter. For the remainder of 2009, we continued to record a full valuation allowance against our deferred tax assets because it was more likely than not that we would not be able to realize these deferred tax assets based upon our forecast of future taxable income and other relevant factors. The valuation allowance at the end of 2009 was $52.8 million. We currently intend to maintain a full valuation allowance against our deferred tax assets. If factors change that affect our forecast of future taxable income in determining the realizability of our net deferred tax assets, adjustments will be made to the amount of the valuation allowance in future periods.

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

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We typically build-up inventories of new products early in their life cycles in order to support anticipated demand and to provide stock inventory to distributors to support initial sales of the product. The Company will also establish sufficient inventory levels of new products to respond quickly to new customer orders. Accordingly, we typically do not establish excess inventory reserves for newer products until we have developed sufficient trend information to support reasonable assumptions regarding acceptance of the product and future demand trends. After the product has been available on the market for a sufficient period of time, generally two years or more, we will begin to assess the need for excess inventory reserves based on history and forecasted demand, as noted above.

We continue to hold material from “last time buy” inventory purchases made in 2003, 2005, 2007 and 2009 from certain wafer manufacturers for some of our mature product families. Last time buys occur when a wafer supplier is about to shut down the manufacturing line used to make a product and we believe that our then-current inventories are insufficient to meet foreseeable future demand. In March 2009, Panasonic informed us of its intention to cease production of our legacy ACT products. In order to support our customers’ future demands for the ACT products, we entered into a commitment to purchase from Panasonic approximately $8 million of last-time-buy wafers relating to our ACT products. As of the end of fiscal 2009, we had purchased approximately $3.8 million of last-time-buy wafers from Panasonic. Inventory purchased in last-time-buy transactions is evaluated on an ongoing basis for indications of excess quantities or obsolescence based on rates of actual sell-through, expected future demand for those products, and any other qualitative factors that may indicate the existence of excess or obsolete inventory. Inventory at January 3, 2010 and January 4, 2009, included $5.1 million and $1.4 million, respectively, of inventory purchased in last-time-buys. There were no write downs of last-time-buy inventory during 2009. During 2008, we recorded a write down against last-time-buy inventory of $0.5 million.

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

Long-Lived Asset Impairment

We review property and equipment and intangible assets, excluding goodwill, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If property and equipment and intangible assets are considered to be impaired, the impairment recognized equals the amount by which the carrying value of the asset exceeds its fair market value. During the first quarter of 2008, we began to experience significant increases in bookings for our flash product families that includes Fusion, Igloo and

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ProASIC3. To support the expected ramp up in manufacturing, we ordered additional testing and sorting equipment. However, as a result of the worldwide economic crisis, a significant number of these product orders were cancelled in the second half of 2008 and the new product sale opportunities did not materialize in the volumes originally anticipated. As a result, the Company recorded a non-cash impairment charge of $5.5 million during the second quarter of 2009 for certain manufacturing fixed assets that were determined to be in excess of current and expected future manufacturing requirements and those assets were taken out of service.

We account for goodwill and other intangible assets under FASB ASC 350, Goodwill and Other Intangible Assets. Under this standard, goodwill is tested for impairment annually or more frequently if certain events or changes in circumstances indicate that the carrying amount of goodwill exceeds its implied fair value. The two-step impairment test identifies potential goodwill impairment and measures the amount of a goodwill impairment loss to be recognized (if any). The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. We are a single reporting unit under FASB ASC 350 and we use an enterprise approach to determine our total fair value. Since the best evidence of fair value is quoted market prices in active markets, we start with our market capitalization as the initial basis for the analysis. We also consider other factors including control premiums from observable transactions involving controlling interests in comparable companies as well as overall market conditions. As long as we determine our total enterprise fair value is greater than our book value and we remain a single reporting unit, our goodwill will be considered not impaired, and the second step of the impairment test under FASB ASC 350 will be unnecessary. If our total enterprise fair value were to fall below our book value, we would proceed to the second step of the goodwill impairment test, which measures the amount of impairment loss by comparing the implied fair value of our goodwill with the carrying amount of our goodwill. As a result of this analysis, we may be required to write down our goodwill, and recognize a goodwill impairment loss, equal to the difference between the book value of goodwill and its implied fair value.

FASB ASC 350 also requires that intangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable in accordance with FASB ASC 360, Impairment or Disposal of Long Live Assets. Currently, we amortize our acquired intangible assets with definite lives over periods ranging primarily from one to seven years.

Revenue Recognition

We sell our products to OEMs and to distributors who resell our products to OEMs or their contract manufacturers. We recognize revenue on products sold to our OEMs upon shipment. Revenues generated by the Protocol Design Services organization are recognized as the services are performed. Because sales to our distributors are generally made under agreements allowing for price adjustments, credits, and right of return under certain circumstances, we generally defer recognition of revenue on products sold to distributors until the products are resold by the distributor and price adjustments are determined, at which time our final net sales price is fixed. Deferred revenue net of the corresponding deferred cost of sales is recorded in the caption. Deferred income on shipments to distributors, in the liability section of the consolidated balance sheet. Deferred income effectively represents the gross margin on the sale to the distributor, however, the amount of gross margin we recognize in future periods will be less than the originally recorded deferred income as a result of negotiated price concessions. Distributors resell our products to end customers at various negotiated price points, which vary based on end customer, product, quantity, geography and competition. When a distributor’s resale is priced at a discount from list price, we credit back to the distributor a portion of its original purchase price after the resale transaction is complete. Thus, a portion of the deferred income on shipments to distributors balance will be credited back to the distributor in the future. Based upon historical trends and inventory levels on hand at each of our distributors as of January 3, 2010, we currently estimate that approximately $7.1 million of the deferred income on shipments to distributors on the Company’s consolidated balance sheet as of January 3, 2010, will be credited back to the distributors in the future. In other words, we expect that this amount will not be recognized as revenue and gross margin in our

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidated statement of operations. Since we expect our distributors to “turn” their inventory balances five to six times a year, we expect that a majority of the inventory held by our distributors at the end of any quarter will be resold to end customers over the next two quarters.

Revenue recognition depends on notification from the distributor that product has been resold. This reported information includes product resale price, quantity, and end customer information as well as inventory balances on hand. Our revenue reporting is dependent on us receiving timely and accurate data from our distributors. In determining the appropriate amount of revenue to recognize, we use this data from our distributors and apply judgment in reconciling differences between their reported inventory and sell-through activities. Because of the time involved in collecting, assimilating and analyzing the data provided by our distributors, we receive actual sell-through revenue one month in arrears. This practice requires us to make an estimate of one month’s distributor sell-through activity at the end of each fiscal quarter. This estimate is adjusted the following month to reflect actual sell-through activity reported by our distributors.

We record a provision for price adjustments on unsold merchandise shipped to distributors in the same period as the related revenues are recorded. If market conditions were to decline, we may need to take action with our distributors to ensure the sell-through of inventory already in the channel. These actions during a market downturn could result in incrementally greater reductions to net revenues than otherwise would be expected. We also record a provision for estimated sales returns on products shipped directly to end customers in the same period as the related revenues are recorded. The provision for sales returns is based on historical sales returns, analysis of credit memo data, and other factors. If our estimates do not properly reflect future return patterns, future net revenues could be materially different.

Stock-Based Compensation

We account for stock-based compensation in accordance with FASB ASC 718, Compensation — Stock Compensation. Under the provisions of FASB ASC 718, stock-based compensation cost is estimated at the grant date based on the award’s fair value and is recognized as expense over the requisite service period.

Valuation and amortization method — The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing formula (“BSM model”) and multiple option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The BSM model requires various highly judgmental assumptions including volatility and expected term. If any of the assumptions used in the BSM model changed significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience. To the extent our actual forfeiture is different from our estimate, stock based compensation expense is adjusted accordingly.

Expected Term — The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on our historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes in the terms of stock-based awards.

Expected Volatility — The Company places exclusive reliance on historical stock price volatility that corresponds to the period of expected term as the Company has no reason to believe that the future stock price volatility over the expected term is likely to differ from past stock price volatility.

Expected Dividend — The BSM model calls for a single expected dividend yield as an input. The dividend yield is determined by dividing the expected per share dividend during the coming year by the grant date stock price. The expected dividend assumption is based on the Company’s historical dividend policy, which was to not pay dividends to its shareholders.

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Risk-Free Interest Rate— The Company bases the risk-free interest rate used on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equivalent to the expected life of the award. When the expected term of the Company’s stock-based awards do not correspond with the terms for which interest rates are quoted, the Company performs a straight-line interpolation to determine the rate from the available term maturities.

Fair Value — The fair values of the Company’s stock options granted to employees and stock purchase rights under the Company’s Employee Stock Purchase Plan for the years ended January 3, 2010, January 4, 2009, and January 6, 2008, were estimated using the following weighted-average assumptions:

	Jan, 3, 2010	Jan, 4, 2009	Jan. 6, 2008

Option Plan Shares
Expected term (in years)	5.44	5.48	4.72
Volatility	50.9%	39.8%	42.3%
Risk-free interest rate	2.5%	2.9%	4.0%
Weighted-average grant date fair value	$5.72	$5.66	$4.90
ESPP Shares
Expected term (in years)	1.25	1.25	—
Volatility	62.0%	42.0%	—
Risk-free interest rate	0.6%	2.1%	—
Weighted-average grant date fair value	$4.36	$4.01	$—

Due to a stock option backdating investigation, during the fourth quarter of fiscal 2006 the Company suspended further contributions to the Amended and Restated 1993 Employee Stock Purchase Plan (ESPP) and refunded all contributions remaining in the plan. The ESPP remained suspended throughout the fiscal year ended January 6, 2008, and recommenced in February 2008.

2.	Balance Sheet Detail

	Jan. 3, 2010	Jan. 4, 2009
	(In thousands)

Accounts receivable:
Trade accounts receivable	$19,319	$11,952
Allowance for doubtful accounts	(207)	(356)

	$19,112	$11,596

We sell a majority of our products to distributors who in turn resell our products to OEMs or their contract manufacturers. Our payment terms generally require the distributor to settle amounts owed to us based on list price, which typically is higher than the final price as a result of negotiated price adjustments and credits. Accordingly, we typically credit back to the distributor a portion of their original purchase price, usually within 30 days after the resale transaction has been reported to the Company. This practice has an adverse impact on the working capital of our distributors since they are required to pay the full list price to us and receive a subsequent discount only after the product has been resold to a third party. To mitigate the adverse impact, we have entered into written arrangements with certain distributors under which we issue advance credits to the distributors. The advance credits are updated and settled on a quarterly basis. The advance credits have no impact on our revenue recognition since revenue from distributors is not recognized until the distributor sells the product, but the advance credits reduce our accounts receivable and our deferred income on shipments to distributors reflected in our consolidated balance sheets. The amount of the advance credit as of January 3, 2010, and January 4, 2009, was $6.7 million and $6.0 million, respectively.

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Jan. 3, 2010	Jan. 4, 2009
	(In thousands)

Inventories:
Purchased parts and raw materials	$8,948	$14,372
Work-in-process	16,743	28,913
Finished goods	11,633	17,345

	$37,324	$60,630

Property and equipment:
Equipment(1)	$110,254	$105,895
Furniture and fixtures	923	846
Leasehold improvements	7,132	6,803

	118,309	113,544
Accumulated depreciation	(95,340)	(78,797)

	$22,969	$34,747

(1)	Includes $0.5 million of equipment purchased under a capital lease agreement as of January 3, 2010, and January 4, 2009.

Depreciation expense was $12.1 million in 2009, $11.9 million in 2008 and $10.4 million in 2007, and is included with amortization expense in the Consolidated Statements of Cash Flows. Amortization of assets under capital lease agreements was not material in fiscal 2009 and fiscal 2008.

Goodwill and other intangible assets, net

Our net goodwill and other intangible assets were $34.9 million at the end of 2009 and $35.5 million at the end of 2008. The slight decrease was due to the realization of certain net operating loss carry forwards associated with our acquisition of Gatefield Corporation in 2000. We had originally established a valuation allowance for a portion of the net operating loss carry forwards acquired in connection with the acquisition of Gatefield. To the extent such valuation allowance is subsequently reversed as a result of the realization of the deferred tax asset, FASB ASC 805, Business Combinations, requires that the offsetting credit be recognized first as a reduction of goodwill (which the Company reflects as an increase in the accumulated goodwill amortization relating to the valuation allowance).

During fiscal 2008, we acquired $5.4 million of identified intangible assets in connection with our acquisition of Pigeon Point Systems. As a result of this, we recorded an amortization expense of $0.8 million relating to identified intangible assets for both 2009 and 2008.

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and identified intangible assets as of January 3, 2010, and January 4, 2009, consisted of the following:

	Gross	Accumulated
	Assets	Amortization	Net
	(In thousands)

January 3, 2010
Goodwill	$30,946	$—	$30,946
Acquisition-related developed technology	15,123	(12,239)	2,884
Other acquisition-related intangibles	3,044	(1,935)	1,109
Acquired patents	1,842	(1,842)	—

Total goodwill and identified intangible assets	$71,152	$(36,213)	$34,939

	Gross	Accumulated
	Assets	Amortization	Net
	(In thousands)

January 4, 2009
Goodwill	$30,776	$—	$30,776
Acquisition-related developed technology	15,123	(11,715)	3,408
Other acquisition-related intangibles	3,044	(1,688)	1,356
Acquired patents	1,842	(1,842)	—

Total goodwill and identified intangible assets	$70,982	$(35,442)	$35,540

Amortization expense related to identifiable intangible assets was $0.8 million, $0.8 million and $0 for fiscal 2009, 2008 and 2007, respectively. Identifiable intangible assets amortized during the year ended January 3, 2010 relate to the acquisition of Pigeon Point Systems. See Note 13. Amortization of identifiable intangible assets is expected to be approximately $0.8 million during 2010 and 2011, $0.7 million during 2012, $0.6 million during 2013 and 2014, $0.3 million during 2015 and $0.1 million thereafter.

	Jan. 3, 2010	Jan. 4, 2009
	(In thousands)

Other Assets, net:
Prepaid long-term license fees	$23,595	$17,624
Deferred compensation plan assets	5,352	3,920
Other	1,152	478

	$30,099	$22,022

3.	Financial Instruments

Pursuant to FASB ASC 820, Fair Value Measurements and Disclosures, our available-for-sale securities are classified within Level 1 or Level 2 of the fair-value hierarchy. The types of securities valued based on Level 1 inputs include money market securities. The types of securities valued based on Level 2 inputs include U.S. government agency notes, corporate and municipal bonds, and asset-backed obligations.

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes our financial instruments measured at fair value on a recurring basis in accordance with FASB ASC 820 as of January 3, 2010, and January 4, 2009 (in thousands):

	Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
Description	Total	Assets (Level 1)	(Level 2)	Inputs (Level 3)

January 3, 2010
Available-for-sale securities
Money market mutual funds	$17,147	$17,147	—	—
Asset backed obligations	11,208	—	$11,208	—
Commercial paper	9,583	—	9,583	—
Corporate bonds	27,662	—	27,662	—
U.S. Treasury obligations	7,210	—	7,210	—
U.S. government agency securities	25,781	—	25,781	—
Bonds issued by foreign countries	10,483	—	10,483	—
Municipal bonds	7,090	—	7,090	—
Certificate of Deposit	1,000	—	1,000	—
Floating rate notes	15,838	—	15,838	—

Total available-for-sale securities	$133,002	$17,147	$115,855	$—

	Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
Description	Total	Assets (Level 1)	(Level 2)	Inputs (Level 3)

January 4, 2009
Available-for-sale securities
Money market mutual funds	$36,580	$36,580	—	—
Asset backed obligations	23,671	—	$23,671	—
Corporate bonds	36,799	—	36,799	—
U.S. Treasury obligations	3,572	—	3,572	—
U.S. government agency securities	31,375	—	31,375	—
Floating rate notes	1,501	—	1,501	—

Total available-for-sale securities	$133,498	$36,580	$96,918	$—

During 2009, we evaluated indicators of impairment during our review of our investment portfolio. With respect to determining an other-than-temporary impairment charge, our evaluation included reviewing:

•	If it is probable that the Company will be unable to collect all amounts due according to the contractual terms of a debt security not impaired at acquisition;

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	If the decline in a security’s value is due to an increase in market interest rates or a change in foreign exchange rates since acquisition (examples of when a decline in the fair value of a debt security may be other than temporary include situations where the security will be disposed of before it matures or the investment is not realizable);

•	If the Company has decided to sell an impaired available-for-sale security and does not expect the fair value of the security to fully recover before the expected time of sale, the security shall be deemed other-than-temporarily impaired in the period in which the decision to sell is made;

•	If the Company intends to sell a specifically identified available-for-sale debt or equity security at a loss shortly after the balance sheet date, the Company shall recognize an other-than-temporary impairment; and

•	If the Company does not intend to sell (debt) securities and it is determined that it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, then any recognized other-than-temporary impairment shall be separated into both of the following: (a) the amount representing the credit loss; and (b) the amount related to all other factors.

As of January 3, 2010, the Company assessed its investments to determine if there were any other than temporary impairments (OTTI) apart from the OTTI recorded in fiscal 2008 relating to a corporate bond investment. As a result of the sale of a bond in January 2010 at a realized loss of $0.3 million, the Company recorded an OTTI loss of $0.3 million as of January 3, 2010. We invest funds not immediately required for operations in investment portfolios consisting primarily of corporate bonds, floating rate notes, and federal and municipal obligations. During periods when market interest rates are falling, and for some time after rates stabilize, we typically experience declines in interest income as our older debt investments at higher interest rates mature and are replaced by new investments at the lower rates available in the market. Although the current credit environment continues to be volatile and uncertain, we do not believe that sufficient evidence exists at this point in time to conclude that any of our remaining investments experienced an OTTI in the twelve months ended January 3, 2010. We continue to monitor our investments closely to determine if additional information becomes available that may have an adverse effect on the fair value and ultimate realizability of our investments.

Realized gains and losses from sales of available-for-sale securities included in net income (loss) for the periods presented are reported in interest income and other, net of expense, on the consolidated statements of operations, as follows:

	Years Ended
	Jan. 3,	Jan. 4,
	2010	2009
	(In thousands)

Gross realized gains	$42	$154
Gross realized losses	$(367)	$(299)

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of available-for-sale securities at January 3, 2010, and January 4, 2009:

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Values
	(In thousands)

January 3, 2010
Money market mutual funds	$17,147	$—	$—	$17,147
Asset backed obligations	11,437	214	(443)	11,208
Commercial paper	9,582	1	—	9,583
Corporate bonds	27,184	512	(34)	27,662
U.S. Treasury obligations	7,140	73	(3)	7,210
U.S. government agency securities	25,285	516	(20)	25,781
Bonds issued by foreign countries	10,418	77	(12)	10,483
Municipal bonds	7,062	31	(3)	7,090
Certificate of Deposit	1,000	—	—	1,000
Floating rate notes	15,779	63	(4)	15,838

Total available-for-sale securities	$132,034	$1,487	$(519)	$133,002

Included in cash and cash equivalents				$26,332
Included in short term investments				106,007
Included in long term investments				663

Total available-for-sale securities				$133,002

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Values
	(In thousands)

January 4, 2009
Money market mutual funds	$36,580	$—	$—	$36,580
Asset backed obligations	25,559	5	(1,893)	23,671
Corporate bonds	37,032	198	(431)	36,799
U.S. Treasury obligations	3,549	23	—	3,572
U.S. government agency securities	30,629	746	—	31,375
Floating rate notes	1,500	1	—	1,501

Total available-for-sale securities	$134,849	$973	$(2,324)	$133,498

Included in cash and cash equivalents				$36,580
Included in short term investments				89,111
Included in long term investments				7,807

Total available-for-sale securities				$133,498

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of available-for-sale securities that were in an unrealized loss position as of January 3, 2010:

	Aggregate	Aggregate
	Value of	Fair Value
	Unrealized	of
	Loss	Investments
	(In thousands)

Unrealized loss position for less than twelve months	$(15)	$9,883
Unrealized loss position for greater than twelve months	$(443)	$663

The following is a summary of available-for-sale securities that were in an unrealized loss position as of January 4, 2009:

	Aggregate	Aggregate
	Value of	Fair Value
	Unrealized	of
	Loss	Investments
	(In thousands)

Unrealized loss position for less than twelve months	$(675)	$32,646
Unrealized loss position for greater than twelve months	$(1,649)	$10,051

At January 3, 2010 and January 4, 2009, we classified $0.7 million and $7.8 million, respectively, of the investments we intend to hold to recovery as long-term because they have been in an unrealized loss position for greater than six months and carry maturity dates greater than twelve months from the balance sheet date. It is our intention and within our ability, as necessary, to hold these securities in an unrealized loss position for a period of time sufficient to allow for an anticipated recovery of fair value up to (or greater than) the cost of the investment. In addition, we have assessed the creditworthiness of the issuers of these securities and have concluded, based upon all these factors, that an other-than-temporary impairment of these securities does not exist at January 3, 2010.

The adjustments to unrealized gains (losses) on investments, net of taxes, included as a separate component of shareholders’ equity totaled $1.4 million for the year ended January 3, 2010, $(1.6) million for the year ended January 4, 2009, and $1.2 million for the year ended January 6, 2008. See Note 7 for information regarding other comprehensive income (loss).

The expected maturities of our investments in debt securities at January 3, 2010, and January 4, 2009, are shown below. Expected maturities can differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Jan. 3,	Jan. 4,
	2010	2009
	(In thousands)

Available-for-sale debt securities:
Due in less than one year	$65,238	$52,384
Due in one to five years	50,059	44,534
Due in five to ten years	—	—
Due greater than ten years	558	—

	$115,855	$96,918

4.	Commitments and Contingencies

• Commitments

We lease our facilities under non-cancelable lease agreements. The current primary facilities lease agreement expires in January 2014 and includes an annual increase in lease payments of three percent per year. We have two renewal options for five year extensions of the lease term. In addition to our facility in Mountain View,

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

California, we also lease sales offices in various countries around the world to support our worldwide customer base.

Facilities lease expense is recorded on a straight-line basis over the term of the lease, including the impact of scheduled rent increases. Our facilities and non-Mountain View equipment leases are accounted for as operating leases and require us to pay property taxes, insurance and maintenance, and repair costs.

Rental expense under operating leases was approximately $4.1 million for 2009, $4.0 million for 2008, and $3.8 million for 2007.

In November 2008, we entered into an agreement to lease certain office equipment in our Mountain View, California, facility under a non-cancelable capital lease agreement that expires in November 2013. The equipment under the lease is included on our consolidated balance sheet, net of accumulated depreciation, in “Property and equipment, net” and is being amortized over the term of the agreement. The corresponding liability is included in “Accrued licenses and lease obligations” and “Other long-term liabilities, net” on our consolidated balance sheet as of January 3, 2010.

As of January 3, 2010, the Company has approximately $14.4 million of non-cancelable obligations to providers of electronic design automation (EDA) software expiring at various dates through 2012. The current portion of these license obligations of $4.9 million is recorded in “Accrued licenses and lease obligations” and the long-term portion of these obligations of $9.5 million is recorded at net present value in “Other long-term liabilities” on our consolidated balance sheet. Interest expense implicit in these long-term license obligations is being amortized to the consolidated statements of operations. The assets related to these commitments of $23.6 million are recorded in the “Other assets, net” line of our consolidated balance sheet as of January 3, 2010. The license fees are amortized on a straight-line basis over the term of the respective licensing agreements and were approximately $3.8 million in 2009 and $4.6 million for both 2008 and 2007. We recorded $0.1 million for both 2009 and 2008 and $0.2 million in 2007 for interest expense related to these obligations.

The following represents contractual commitments associated with our operating leases and capital leases ($0.4 million relates to capital lease and the related interest portion is immaterial) at January 3, 2010:

	Payments Due by Period
							2015
	Total	2010	2011	2012	2013	2014	and Later
	(In thousands)

Operating and capital leases(1)	$14,750	$3,740	$3,411	$3,402	$3,474	$539	$184
Inventory purchase obligations relating to last-time-buy inventory	4,200	4,200	—	—	—	—	—
Standby letters of credit	1,400	1,400	—	—	—	—	—

Total obligations	$20,350	$9,340	$3,411	$3,402	$3,474	$539	$184

(1)	Excludes sublease income of $56,163 per month from October 2010 through January 2014 attributable to a sublease agreement executed in February 2010.

Purchase orders or contracts for the purchase of raw materials, apart from the last-time-buy inventory disclosed above, and other goods and services are not included in the table above. We are not able to determine the aggregate amount of such purchase orders that represent contractual obligations as purchase orders may represent authorizations to purchase rather than binding agreements. In order to support our customers’ future demands for the ACT products, we committed to purchase from Panasonic approximately $8 million of last-time-buy wafers. As of January 3, 2010, we had purchased approximately $3.8 million of last-time-buy wafers from Panasonic.

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

• Contingencies

We have an irrevocable standby letter of credit in favor of Britannia Hacienda in care of Britannia Management Services in the amount of $0.5 million pursuant to the terms and conditions of the lease for our principal facilities and executive offices located in Mountain View, California. In addition, we have established two irrevocable letters of credit in favor of:

•	Panasonic Corporation (formerly Matsushita Electric Industrial Co. Ltd.), one of our foundry partners, in the amount of Japanese Yen 60 million (approximately $0.7 million), and

•	Employment Development Department of the State of California in the amount $0.2 million.

Our agreement with Wells Fargo Bank under which these letters of credit were issued requires us to maintain certain financial ratios and levels of net worth. At January 3, 2010, we were in compliance with the covenants for the letters of credit.

5.	Defined Contribution Plan

Effective December 10, 1987, we adopted a defined contribution plan (commonly known as a 401(k) plan) for the benefit of qualified employees. The plan is designed to provide employees with an accumulation of funds at retirement. Employees may elect at any time to have salary reduction contributions made to the plan.

We may make contributions to the plan at the discretion of the Board of Directors. We made no contribution to the plan in 2009, 2008 or 2007. Company contributions vest annually, retroactively from an eligible employee’s date of hire, at the rate of 25% per year. In addition, contributions become fully vested upon retirement from Actel at age 65. There is no guarantee we will make any contributions to the plan in the future, regardless of our financial performance.

6.	Stock Based Compensation

• Stock-Based Compensation Expense

The Company recorded $7.6 million, $9.1 million and $7.9 million of stock-based compensation expense for the years ended January 3, 2010, January 4, 2009, and January 6, 2008, respectively. The following table summarizes the distribution of stock-based compensation expense for the years ended January 3, 2010, January 4, 2009, and January 6, 2008 (in thousands):

	Jan. 3,	Jan. 4,	Jan. 6,
	2010	2009	2008

Cost of revenues	$479	$410	$554
Research and development	3,765	4,146	4,024
Selling, general, and administrative	3,400	4,540	3,294

Total stock-based compensation expense, before income taxes	7,644	9,096	7,872
Tax benefit	—	(1,796)	(1,518)

Total stock-based compensation expense, net of income taxes	$7,644	$7,300	$6,354

Stock-based compensation expense for 2008 includes $0.1 million associated with the reduction in force during the fourth quarter. The Company accelerated the vesting and extended the life of certain stock options through December 15, 2008, for employees terminated as part of the reduction in force. The acceleration and extension represented modifications to these options that resulted in the additional stock-based compensation charge.

Stock-based compensation expense for 2007 includes $1.0 million associated with the extension of employee options that were scheduled to expire during 2007 during the stock option backdating investigation and related

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

employee trading blackout period. The Company agreed to extend the life of the expiring options for continuing employees until 30 days following the end of the blackout period. This extension represented a modification to these options, which resulted in an additional charge during 2007 of $0.7 million. In addition, the Company agreed to extend the life of expiring options for certain terminated employees until 30 days following the end of the blackout period. This extension represented a modification to these options that resulted in an additional stock-based compensation charge during 2007 of $0.3 million.

In addition, stock-based compensation costs of $0.2 million for the years ended January 3, 2010, and January 4, 2009, and $0.1 million for year ended January 6, 2008, were included in inventory respectively.

As of January 3, 2010, the total compensation cost related to options and restricted stock units granted to employees under the Company’s stock option plans but not yet recognized was $12.0 million. This cost will be amortized over a weighted-average period of 1.87 years.

As of January 3, 2010, the total compensation cost related to options to purchase shares of the Company’s Common Stock under the ESPP but not yet recognized was $0.3 million. This cost will be amortized over a weighted-average period of 1.16 years.

The total fair value of shares vested during the years ended January 3, 2010, January 4, 2009, and January 6, 2008 were $7.6 million, $7.7 million and $6.1 million, respectively.

Cash received from exercises of stock options for the year ended January 3, 2010, was $0.6 million and $4.4 million for the year ended January 4, 2009. Cash received from purchases of stock under our employee stock purchase plan for the year ended January 3, 2010, was $2.2 million and $2.1 million for the year ended January 4, 2009. There were no exercises of stock options or purchases of stock under our employee stock purchase plan for the year ended January 6, 2008, due to the stock option investigation and related suspension of our ESPP.

Under FASB ASC 718, Compensation — Stock Compensation, the benefits of tax deductions in excess of recognized compensation cost is to be reported as a financing cash flow rather than as an operating cash flow. The future realizability of tax benefits related to stock compensation is dependent upon the timing of employee exercises and future taxable income, among other factors. For the fiscal years ended January 3, 2010, January 4, 2009, and January 6, 2008, we recognized $0, $0.3 million and $0 in tax benefits, respectively.

• Stock Option Plans

We have adopted stock option plans under which officers, employees, and consultants may be granted incentive stock options, nonqualified options or stock appreciation rights to purchase shares of our Common Stock. At January 3, 2010, 16,810,789 shares of Common Stock were reserved for issuance under these plans, of which 3,776,575 were available for grant. There were no options granted to consultants in 2009, 2008 or 2007.

We also have a Directors’ Stock Option Plan under which directors who are not employees of Actel may be granted nonqualified options to purchase shares of our Common Stock. At January 3, 2010, 500,000 shares of Common Stock were reserved for issuance under such plan, of which 137,500 were available for grant.

We generally grant stock options or stock appreciation rights under our plans at a price equal to the fair value of our Common Stock on the date of grant. Subject to continued service, options generally vest over a period of four years and expire ten years from the date of grant.

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company issues shares of Common Stock upon the exercise of stock options. The following table summarizes our stock option (including stock appreciation rights) activity and related information for the three years ended January 3, 2010:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
Options	of Shares	Price	Term	Value
				(In thousands)

Outstanding at December 31, 2006	5,664,854	$16.71
Granted	978,595	11.84
Forfeitures and cancellations	(770,023)	15.41

Outstanding at January 6, 2008	5,873,426	16.07
Granted	1,207,743	13.93
Exercised	(362,805)	12.07
Forfeitures and cancellations	(370,633)	17.22

Outstanding at January 4, 2009	6,347,731	16.05
Granted	1,012,305	11.85
Exercised	(54,330)	11.08
Forfeitures and cancellations	(1,076,262)	15.51

Outstanding at January 3, 2010	6,229,444	$15.50	6.00	$937

Vested and expected to vest at January 3, 2010	6,131,190	$15.55	5.95	$911

Exercisable at January 3, 2010	4,070,665	$16.97	4.57	$416

The aggregate intrinsic value is calculated as the difference between the cash exercise price of the underlying awards and the quoted price of the Company’s Common Stock for all options outstanding that were in-the-money at January 3, 2010. During the years ended January 3, 2010, January 4, 2009, and January 6, 2008, the aggregate intrinsic value of options exercised under the Company’s stock option plans were $0.1 million, $1.5 million and $0, respectively, determined as of the date of option exercise. There were no options exercised under the Company’s stock option plans during the year ended January 6, 2008.

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options (including stock appreciation rights) outstanding at January 3, 2010:

	January 3, 2010
	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Contract	Average		Average
	Number of	Life	Exercise	Number of	Exercise
Range of Exercise Prices	Shares	(In Years)	Price	Shares	Price

$ 0.07 - 11.05	820,666	8.17	$10.85	380,944	$10.83
11.07 - 12.46	969,277	9.14	12.16	135,760	12.13
12.51 - 13.08	655,631	7.66	12.94	118,080	12.73
13.48 - 14.77	806,925	5.88	14.47	743,834	14.48
14.78 - 15.49	716,145	4.19	15.19	595,241	15.13
15.70 - 15.99	674,372	5.10	15.73	662,894	15.73
16.08 - 19.05	670,684	5.70	17.40	518,168	17.50
19.73 - 24.76	648,094	2.47	22.35	648,094	22.35
25.00 - 35.50	261,650	0.67	29.99	261,650	29.98
36.00 - 36.00	6,000	0.76	36.00	6,000	36.00

	6,229,444	6.00	$15.50	4,070,665	$16.97

At January 4, 2009, 4,266,175 outstanding options and stock appreciation rights were exercisable.

• Employee Stock Purchase Plan

The ESPP gives employees the opportunity to purchase shares of Common Stock through payroll deductions. The ESPP consists of continuous and overlapping 24-month offering periods commencing on or about February 1 and August 1 of each year. Each offering period consists of four six-month purchase periods in which shares are purchased on an employee’s behalf. To participate in the ESPP, eligible employees authorize payroll deductions not to exceed 15% of a participant’s compensation during the offering period and $10,000 in any calendar year. At the end of each purchase period, shares are purchased on an employee’s behalf at a purchase price equal to 85% of the lesser of the fair market value of the Common Stock on (i) the first trading day of the offering period or (ii) the last day of the purchase period. At January 3, 2010, and January 4, 2009, 2,000,370 and 288,576 shares of Common Stock were available for issuance under the ESPP, respectively. There were 288,206 and 206,228 issued under the Company’s ESPP in 2009 and 2008, respectively. There were no shares issued in 2007 under the ESPP. The Company recorded $1.5 million and $2.7 million of stock-based compensation expense relating to the ESPP for the years ended January 3, 2010, and January 4, 2009, respectively.

Due to the stock option backdating investigation, the Company suspended further contributions to the ESPP during the fourth quarter of fiscal 2006 and refunded all contributions remaining in the plan. Accordingly, there were no ESPP options outstanding at January 6, 2008. In connection with the ESPP suspension, the Company recorded a charge of $1.0 million for the year ended January 6, 2008, which represented the remaining unamortized fair value of the ESPP options canceled.

During the years ended January 3, 2010, January 4, 2009, and January 6, 2008, the aggregate intrinsic value of shares purchased under the Company’s ESPP were $0.4 million, $0.4 million and $0 million, respectively. There were no shares purchased under the Company’s ESPP during the year ended January 6, 2008.

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

• Restricted Stock Units (RSUs)

On December 1, 2005, Actel offered to certain employees the opportunity to participate in an employee Stock Option/Restricted Stock Unit Exchange Program (the “Exchange Program”). Under the Exchange Program, employees were allowed to exchange “eligible stock options” for “restricted stock units.” “Eligible stock options” were all unexercised stock options (whether vested or unvested) with an exercise price per share of $19.73 or more. The number of restricted stock units that an employee would receive in exchange for the eligible stock options, as well as the vesting schedule of the restricted stock units, depended on the number and exercise price of the eligible stock options exchanged.

During fiscal years 2009, 2008, and 2007, we granted RSUs to certain US employees as part of our long-term equity incentive program. The RSUs granted under this program vest over a period of four years. As of January 3, 2010, the total compensation cost not yet recognized related to RSUs granted subsequent to January 3, 2006, was $2.6 million with a weighted average period of 2.4 years. The Company issues shares of Common Stock upon the vesting of RSUs. The following is a summary of RSU activity through January 3, 2010:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value

Nonvested at December 31, 2006	810,686	$13.48
Granted	127,523	11.05
Vested	(535,136)	13.17
Forfeited	(59,713)	13.65

Nonvested at January 6, 2008	343,360	$13.03
Granted	133,638	13.00
Vested	(145,930)	13.85
Forfeited	(40,620)	12.89

Nonvested at January 4, 2009	290,448	$12.63

Granted	158,308	12.18
Vested	(120,667)	12.14
Forfeited	(20,162)	12.64

Nonvested at January 3, 2010	307,927	$12.58

7.	Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, are as follows:

	Years Ended
	Jan. 3,	Jan. 4,	Jan. 6,
	2010	2009	2008
	(In thousands)

Net loss	$(46,229)	$(11,725)	$(2,904)
Change in gain (loss) on available-for-sale securities, net of tax of $769 in 2009, $(1,429) in 2008, and $768 in 2007	1,224	(2,279)	1,224
Reclassification adjustment for gains or losses included in net income (loss), net of tax of $125 in 2009, $405 in 2008, and ($4) in 2007	200	646	(7)

Other comprehensive income (loss), net of tax of $894 in 2009, $(1,024) in 2008, and $764 in 2007	1,424	(1,633)	1,217

Total comprehensive loss	$(44,805)	$(13,358)	$(1,687)

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated other comprehensive loss for 2009, 2008 and 2007 is presented on the consolidated balance sheets and consists solely of the accumulated net unrealized gain or loss on available-for-sale securities.

8.	Tax Provision

The following table summarizes the activity related to our unrecognized tax benefits for the years ended January 4, 2009, and January 3, 2010 (in thousands):

January 4, 2009
Balance at January 6, 2008	$3,233
Increases relating to current year provisions	629

Ending balance at January 4, 2009	$3,862

January 3, 2010
Balance at January 4, 2009	$3,862
Decreases related to prior years provision	(97)
Increases relating to current year provisions	806

Ending balance at January 3, 2010	$4,571

Of the $4.6 million of unrecognized tax benefits, $0.7 million, if recognized, would affect the effective tax rate. We expect a portion of the unrecognized tax benefit to be settled within the next 12 months.

We file income tax returns in the U.S. federal jurisdiction, California, and various state and foreign tax jurisdictions in which we have a subsidiary or branch operation. The tax years 2003 to 2009 remain open to examination by U.S. and state tax authorities, and the tax years 2004 to 2009 remain open to examination by foreign tax authorities.

Our policy is to recognize interest and penalties accrued on any uncertain tax positions as a component of income tax expense. As of January 3, 2010, we had $0.1 million of accrued interest and penalties associated with uncertain tax positions.

The components of income (loss) before income taxes were as follows:

	Years Ended
	Jan. 3,	Jan. 4,	Jan. 6,
	2010	2009	2008
	(In thousands)

U.S.	$(21,570)	$812	$(4,002)
Foreign	286	1,290	510

Income(loss) before tax provision (benefit)	$(21,284)	$2,102	$(3,492)

The tax provision (benefit) consists of:

	Years Ended
	Jan. 3,	Jan. 4,	Jan. 6,
	2010	2009	2008
	(In thousands)

Federal — current	$(1,027)	$222	$—
Federal — deferred	21,726	7,675	(232)
State — current	832	284	50
State — deferred	2,660	5,135	(770)
Foreign — current	754	511	364

	$24,945	$13,827	$(588)

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax provision (benefit) reconciles to the amount computed by multiplying income before tax by the U.S. statutory rate as follows:

	Jan. 3,	Jan. 4,	Jan. 6,
	2010	2009	2008
	(In thousands)

Tax provision (benefit) at federal statutory rate	$(7,449)	$736	$(1,222)
Federal research credits	(554)	(1,008)	(481)
State taxes, net of federal benefit	13	(527)	(469)
Non-deductible stock compensation	921	1,459	1,380
Non-deductible meals and entertainment expenses	135	204	80
Foreign tax rate differential	—	—	185
Valuation allowance	31,611	12,747	—
Other	268	216	(61)

Tax provision (benefit)	$24,945	$13,827	$(588)

Significant components of our deferred tax assets and liabilities for federal and state income taxes are as follows:

	Jan. 3,	Jan. 4,
	2010	2009
	(In thousands)

Deferred tax assets:
Deferred income on shipments to distributors	$8,821	$9,376
Intangible assets	1,310	1,763
Inventories	10,643	6,709
Net operating losses	11,252	8,422
Capitalized research and development expenses	572	495
Research and development and other tax credits	15,617	14,217
Stock options	3,243	2,244
Compensation and sabbatical accrual	1,406	2,908
Non-deductible accruals and other, net	437	173
Depreciation	—	550

	53,301	46,857
Valuation allowance for deferred taxes	(52,808)	(21,576)

Deferred tax assets	$493	$25,281

Deferred tax liabilities:
Depreciation	$(493)	$—

Net deferred tax assets	$—	$25,281

The valuation allowance increased by $31.2 million in 2009 and $11.8 million in 2008 but decreased by $0.1 million in 2007. The 2008 and 2009 increases in the valuation allowances are the result of uncertainties surrounding the nature and timing of the taxable income required to realize temporary differences, tax credits and net operating loss carry forwards. As a result of these uncertainties, a valuation allowance was recorded against all of the Company’s deferred tax assets.

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company is tracking the portion of its deferred tax assets attributable to stock option benefits in accordance with FASB ASC 718; therefore, these amounts are no longer included in the Company’s gross or net deferred tax assets. The tax benefit of stock options total $9.4 million at January 3, 2010, and will only be recorded when they reduce cash taxes payable.

We have a federal net operating loss carryforward of approximately $55.9 million that will expire at various times beginning in 2010; federal research and development and other credits of approximately $4.9 million that will expire at various times beginning in 2013; state operating loss carry forwards of approximately $30.8 million that will begin to expire in 2012; state research and development and other credits of approximately $14.7 million that have no expiration; and foreign tax credits of approximately $2.3 million that begin to expire in 2015. Utilization of the Company’s net operating loss and credit carry forwards may be subject to annual limitations due to ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

9.	Shareholders’ Equity

• Preferred Stock

Our Articles of Incorporation authorize the issuance of up to 5,000,000 shares of “blank check” Preferred Stock with designations, rights, and preferences determined by our Board of Directors.

• Stock Repurchase

Our Board of Directors authorized a stock repurchase program in September 1998 whereby shares of our Common Stock may be purchased from time to time in the open market at the discretion of management. Additional shares were authorized for repurchase in each of 1999, 2002, 2004, 2005 and 2008. There were no repurchases under the plan in 2009, 2007 and 2006. In 2008, we repurchased 1,937,061 shares for $24.9 million. As of January 3, 2010, we have remaining authorization to repurchase up to 1,673,742 shares.

In 2009, our Board of Directors adopted a plan under Rule 10b5-1 promulgated by the Securities and Exchange Commission under the Exchange Act that will permit us to purchase shares of our Common Stock under our stock repurchase program at any time when the criteria under the Rule 10b5-1 plan are met. In February 2010, our Board of Directors amended the criteria for the Company to purchase shares under the Rule 1065-1 plan. See Note 15, Subsequent Events, for information about our stock repurchase activity since January 3, 2010.

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

We operate in a single operating segment: designing, developing, and marketing FPGAs and related services. FPGA sales accounted for 92% of net revenues in 2009, 95% in 2008, and 96% in 2007. We derive non-FPGA revenues from our Protocol Design Services organization, royalties, and the licensing of software and the sale of hardware that is used to design and program our FPGAs. Our Protocol Design Services organization accounted for 1% of our net revenues in 2009, 2008 and 2007.

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We market our products in the United States and in foreign countries through our sales personnel, independent sales representatives, and distributors. Our geographic sales based on shipping locations were as follows:

	Years Ended
	January 3,		January 4,		January 6,
	2010		2009		2008
	(In thousands, except percentages)

United States	$99,225	52%	$107,253	49%	$98,394	50%
Export:
Europe	48,034	25%	59,800	27%	56,820	29%
Japan	9,590	5%	14,784	7%	10,003	5%
Other international	33,784	18%	36,569	17%	31,826	16%

	$190,633	100%	$218,406	100%	$197,043	100%

Our property and equipment is located primarily in the United States. Property and equipment information is based on the physical location of the assets at the end of each of the fiscal years. Net property and equipment by geographic region were as follows:

	Jan. 3,	Jan. 4,
	2010	2009
	(In thousands)

United States	$21,491	$34,043
Europe	616	628
Japan	17	23
Other international	845	53

	$22,969	$34,747

11.	Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Years Ended
	Jan. 3,	Jan. 4,	Jan. 6,
	2010	2009	2008
	(In thousands, except per
	share amounts)

Basic:
Weighted-average common shares outstanding	26,134	25,851	26,888

Net loss	$(46,229)	$(11,725)	$(2,904)

Net loss per share	$(1.77)	$(0.45)	$(0.11)

Diluted:
Weighted-average common shares outstanding	26,134	25,851	26,888
Net effect of dilutive stock options based on the treasury stock method	—	—	—

Shares used in computing net income per share	26,134	25,851	26,888

Net loss	$(46,229)	$(11,725)	$(2,904)

Net loss per share	$(1.77)	$(0.45)	$(0.11)

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 3, 2010, January 4, 2009, and January 6, 2008, we incurred a net loss and the inclusion of stock options in the shares used for computing diluted earnings per share would have been anti-dilutive and would have reduced the net loss per share. Accordingly, all Common Stock equivalents (such as stock options) have been excluded from the shares used to calculate diluted earnings per share for those periods.

12.	Legal Proceedings

From time to time we are notified of claims, including claims that we may be infringing patents owned by others, or otherwise become aware of conditions, situations, or circumstances involving uncertainty as to the existence of a liability or the amount of a loss. When probable and reasonably estimable, we make provisions for estimated liabilities. As we sometimes have in the past, we may settle disputes and/or obtain licenses under patents that we are alleged to infringe. We can offer no assurance that any pending or threatened claim or other loss contingency will be resolved or that the resolution of any such claim or contingency will not have a materially adverse effect on our business, financial condition, and/or results of operations. Our failure to resolve a claim could result in litigation or arbitration, which can result in significant expense and divert the efforts of our technical and management personnel, whether or not determined in our favor. Our evaluation of the impact of these claims and contingencies could change based upon new information. Subject to the foregoing, we do not believe that the resolution of any pending or threatened legal claim or loss contingency is likely to have a materially adverse effect on our financial position as of January 3, 2010, or results of operations or cash flows for the year then ended.

13.	Acquisitions

On July 9, 2008, the Company acquired 100% of the stock of Pigeon Point Systems for a total purchase price of $11.7 million, including acquisition costs. Of this purchase price, a cash payment of $8.4 million was made at closing, no equity interests were issued and contingent payments of up to $3.0 million may be made through 2010. As a result of the stock purchase, Pigeon Point Systems became a wholly-owned subsidiary of the Company. The results of operations for Pigeon Point Systems since the date of acquisition have been included in our consolidated financial statements.

The purchase price allocation relating to the tangible and intangible assets acquired and liabilities assumed, based on their respective estimated fair values on the acquisition date, are as follows (in thousands):

Tangible assets acquired and liabilities assumed	$728
Identifiable intangible assets	5,440
In-process research and development	120
Goodwill	2,399

Total purchase price, excluding contingent payments	$8,687

Pigeon Point Systems’ in-process research and development valued at $120,000 as of the acquisition date was written off in the period of acquisition as it had not yet reached technological feasibility and had no alternative future use. This amount was included in amortization expense in our consolidated statements of operations for the year ended January 4, 2009. All of the goodwill recorded is expected to be deductible for tax purposes. The contingent payment amount of $3.0 million relates to securing the representations, warranties and indemnities of the shareholders of Pigeon Point Systems. Half of this amount was paid in July 2009 and the other remaining half, less any permissible deductions, will be paid in July 2010, subject to the continuing employment of certain key Pigeon Point Systems employees. Since these payments are contingent on continuing employment, such amounts have been and will be recorded as compensation expense as service is rendered over the two year contingent payment period. Supplemental proforma information for Pigeon Point Systems is not material to Actel’s consolidated financial statements and therefore is not presented.

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The recorded values and estimated useful lives of the intangibles acquired from Pigeon Point Systems were:

	Estimated
	Fair Value	Useful Life
	(In thousands)	(In years)

Existing technology	$3,670	7
Customer relationships — Support	490	7
Customer relationships — Consulting	220	4
Customer backlog	290	0.5
Trade name	470	10
Other	300	4

Total acquired identifiable intangible assets	$5,440

14.	Restructuring and Asset Impairment

• Reductions in Force

In the fourth quarter of fiscal 2008, we initiated a restructuring program in order to reduce our operating costs and focus our resources on key strategic priorities. The restructuring affected a total of 73 full-time positions globally in 2009 and 60 full-time positions globally in the fourth quarter of 2008. In connection with this restructuring plan, we recorded restructuring charges totaling $2.6 million and $2.4 million in 2009 and the fourth quarter of 2008, respectively, relating to termination benefits in accordance with FASB ASC 420, Accounting for Costs Associated with Exit of Disposal Activities. Restructuring charges primarily related to employee compensation and related charges, including stock compensation expenses.

The following represents a summary of our restructuring activity:

Restructuring
Liabilities
(In thousands)

Restructuring charges for 2008	$2,424
Payments	(1,224)

Balance at January 4, 2009	1,200
Restructuring charges	2,593
Payments	(3,150)

Balance at January 3, 2010	$643

• Impairment of Long-Lived Assets

During the first quarter of 2008, we began to experience significant increases in bookings for our flash product families that include Fusion, Igloo and ProASIC3. To support the expected ramp up in manufacturing, we ordered additional testing and sorting equipment. However, as a result of the worldwide economic crisis, a significant number of these product orders were cancelled in the second half of 2008 and the new product sale opportunities did not materialize in the volumes originally anticipated. As a result, the Company recorded a non-cash impairment charge of $5.5 million for certain manufacturing fixed assets that were determined during the second quarter of 2009 to be in excess of current and expected future manufacturing requirements and those assets were taken out of service.

15.	Subsequent Events

• Stock Repurchase

In 2009, our Board of Directors adopted a plan under Rule 10b5-1 promulgated by the Securities and Exchange Commission under the Exchange Act that will permit us to purchase shares of our Common Stock under our stock

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

repurchase program at any time the criteria under the Rule 10b5-1 plan are met. In February 2010, our Board of Directors amended the criteria for the Company to purchase shares under the Rule 10b5-1 plan. During the current fiscal year through March 10, 2010, we repurchased 148,272 shares for $1.9 million.

• Mountain View Headquarters

On February 18, 2010, the Company entered into a sublease agreement, under which a commercial tenant will occupy approximately 44,900 square feet of the total of approximately 158,400 square feet currently leased by the Company at its headquarters’ facility in Mountain View, California. The sublease anticipates that the tenant will occupy the leased facilities from October 1, 2010, through the end of the Company’s initial lease term (January 31, 2014) and will pay a monthly base rent of $56,163 (or a total of $2.25 million) plus a pro rata share of the pass-through expenses over the 40 months. The Company expects to spend approximately $1.6 million in leasehold improvements through September 30, 2010.

• CEO Transition

On February 4, 2010, we announced that John East will retire as President and Chief Executive Officer of the Company and as a member of the Board of Directors. The Board has formed a committee to conduct a search for a new President and Chief Executive Officer (CEO). John East will remain in his current role until a new CEO is in place and will continue as a consultant until August 2011.

16.	Unaudited Quarterly Information

The following tables set forth selected unaudited condensed consolidated statement of operations data for each of the eight quarters ended January 3, 2010. Operating results for any quarter are not necessarily indicative of results for any future period.

	Year Ended January 3, 2010
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Unaudited, in thousands, except per share amounts)

Net revenues	$49,699	$47,248	$45,227	$48,459
Costs and expenses:
Cost of revenues(2)	18,715	18,760	32,595	20,785
Research and development	14,160	14,839	15,326	16,393
Selling, general, and administrative	14,401	13,196	13,659	13,490
Restructuring charges(3)(4)	1,202	175	5,594	1,119
Amortization of acquisition related intangibles	193	193	192	193

Total costs and expenses	48,671	47,163	67,366	51,980

Income (loss) from operations	1,028	85	(22,139)	(3,521)
Interest income and other, net of expense	71	664	776	1,752

Income (loss) before tax provision	1,099	749	(21,363)	(1,769)
Tax provision(5)	137	(157)	23,778	1,187

Net income (loss)	$962	$906	$(45,141)	$(2,956)

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended January 3, 2010
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Unaudited, in thousands, except per share amounts)

Net income (loss) per share:
Basic	$0.04	$0.03	$(1.73)	$(0.11)

Diluted(1)	$0.04	$0.03	$(1.73)	$(0.11)

Shares used in computing net income (loss) per share:
Basic	26,203	26,160	26,146	26,027

Diluted(1)	26,362	26,247	26,146	26,027

(1)	For the first and second quarters of 2009, we incurred a quarterly net loss and the inclusion of stock options in the shares used for computing diluted earnings per share would have been anti-dilutive and reduced the loss per share. Accordingly, all Common Stock equivalents (such as stock options) have been excluded from the shares used to calculate diluted earnings per share for those periods.

(2)	In accordance with our normal quarterly inventory review, we perform an in-depth analysis of our inventory levels to determine whether additional excess reserves should be established. We determined that additional reserves of $13.3 million for excess inventory were required as of the end of the second quarter of fiscal 2009.

(3)	During fiscal 2009, we recorded charges of $2.6 million related to reductions in force to improve our operating results. Approximately 73 positions were eliminated during 2009.

(4)	During the second quarter of 2009, we recorded non-cash asset impairment charges totaling $5.5 million for certain manufacturing fixed assets that were determined to be in excess of current and expected future manufacturing requirements.

(5)	During the second quarter of fiscal 2009, we recorded a tax provision of $23.8 million on a second quarter pre-tax loss of $21.4 million. The difference in the tax provisions is primarily due to the valuation allowance recorded against 100% of the net deferred tax assets during the second quarter.

	Year Ended January 4, 2009
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Unaudited, in thousands, except per share amounts)

Net revenues	$52,786	$53,215	$57,649	$54,756
Costs and expenses:
Cost of revenues	21,598	22,343	23,035	22,738
Research and development	14,851	16,995	17,103	16,709
Selling, general, and administrative	15,714	15,038	15,613	16,780
Restructuring charges(1)	2,424	—	—	—
Amortization of acquisition related intangibles	338	458	—	—

Total costs and expenses	54,925	54,834	55,751	56,227

ACTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended January 4, 2009
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Unaudited, in thousands, except per share amounts)

Income (loss) from operations	(2,139)	(1,619)	1,898	(1,471)
Interest income and other, net of expense	1,335	465	1,701	1,932

Income (loss) before tax provision	(804)	(1,154)	3,599	461
Tax provision(2)	11,688	219	1,635	285

Net income (loss)	$(12,492)	$(1,373)	$1,964	$176

Net income (loss) per share:
Basic	$(0.48)	$(0.05)	$0.08	$0.01

Diluted(3)	$(0.48)	$(0.05)	$0.08	$0.01

Shares used in computing net income (loss) per share:
Basic	25,784	25,726	25,408	26,487

Diluted(3)	25,784	25,726	26,155	26,677

(1)	In the fourth quarter of fiscal 2008, we initiated a restructuring program in order to reduce our operating costs and recorded a charge of $2.4 million related to a reduction in force. Approximately 60 positions were eliminated.

(2)	During the fourth quarter of 2008, we recorded a valuation allowance of $12.7 million against a portion of our deferred tax assets. The increase in the valuation allowance results from uncertainties surrounding the nature and timing of the taxable income required to realize certain tax credits and net operating loss carry forwards.

(3)	For the third and fourth quarters of 2008, we incurred a quarterly net loss and the inclusion of stock options in the shares used for computing diluted earnings per share would have been anti-dilutive and reduced the loss per share. Accordingly, all Common Stock equivalents (such as stock options) have been excluded from the shares used to calculate diluted earnings per share for those periods.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Actel Corporation

We have audited the accompanying consolidated balance sheets of Actel Corporation as of January 3, 2010 and January 4, 2009, and the related consolidated statements of operations, shareholders’ equity and accumulated other comprehensive income (loss), and cash flows for each of the three years in the period ended January 3, 2010. Our audits also included the financial statement schedule listed in item 15 (a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Actel Corporation at January 3, 2010 and January 4, 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 3, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Actel Corporation’s internal control over financial reporting as of January 3, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

San Jose, California
March 15, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Actel Corporation

We have audited Actel Corporation’s internal control over financial reporting as of January 3, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Actel Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Actel Corporation maintained, in all material respects, effective internal control over financial reporting as of January 3, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Actel Corporation as of January 3, 2010 and January, 4, 2009, and the related consolidated statements of operations, shareholders’ equity and accumulated other comprehensive income (loss), and cash flows for each of the three years in the period ended January 3, 2010 and our report dated March 15, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

San Jose, California
March 15, 2010

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Effectiveness of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this Annual Report on Form 10-K to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Based on its assessment, management has concluded that our internal control over financial reporting was effective at the reasonable assurance level as of January 3, 2010, based on criteria in Internal Control — Integrated Framework, issued by the COSO. The effectiveness of our internal control over financial reporting as of January 3, 2010, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal controls during the quarter ended January 3, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

On March 6, 2009, Actel and Ramius LLC, which then beneficially owned approximately 8.8% of Actel’s outstanding shares of Common Stock, entered into an agreement under which Actel added to its Board of Directors three new independent Directors designated by Ramius (the “First Agreement”). Under the First Agreement, Actel also agreed (among other things) to reduce the size of its Board to eight members at Actel’s 2009 Annual Meeting of Shareholders (the “2009 Annual Meeting”) and to nominate, recommend, and solicit proxies in favor of the election of Ramius’s designees at the 2009 Annual Meeting; and Ramius agreed (among other things) to vote its shares in support of all of Actel’s Director nominees at the 2009 Annual Meeting and to abide by certain other standstill provisions. The First Agreement expired on January 31, 2010.

On March 9, 2010, Actel and Ramius, which beneficially owned approximately 9.2% of Actel’s outstanding shares of Common Stock, entered into a substantially similar agreement (the “Second Agreement”). Under the Second Agreement, Actel agreed (among other things) to nominate Patrick W. Little, Jeffrey C. Smith, and Eric J. Zahler for election to the Board at Actel’s 2010 Annual Meeting of Shareholders (the “2010 Annual Meeting”), to recommend in Actel’s definitive proxy statement the election of such nominees, and to use reasonable efforts to solicit and obtain proxies in favor of the election of such nominees. Ramius agreed (among other things) to vote its shares in support of all of Actel’s Director nominees at the 2010 Annual Meeting and to abide by certain other standstill provisions. The 2010 Annual Meeting is currently scheduled for May 24, 2010. The Second Agreement will expire before Actel’s 2011 Annual Meeting of Shareholders.

The foregoing summary of the Second Agreement is qualified in its entirety by the full terms and conditions of the Second Agreement, which is filed as Exhibit 10.20 to this Annual Report on Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth below, information required by this Item regarding directors, executive officers, Section 16 filings and the Registrant’s Audit Committee is incorporated herein by reference from our Proxy Statement to be filed in connection with our 2010 Annual Meeting of the Shareholders.

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

The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2010 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2010 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2010 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2010 Annual Meeting of Shareholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements.  The following consolidated financial statements of Actel Corporation are filed in Item 8 of this Annual Report on Form 10-K:

(2) Financial Statement Schedule.  The financial statement schedule listed under 15(c) hereof is filed with this Annual Report on Form 10-K. All other schedules are omitted since the information required is not applicable or is shown in the Consolidated Financial Statements or notes thereto.

(3) Exhibits. The exhibits listed under Item 15(b) hereof are filed with, or incorporated by reference into, this Annual Report on Form 10-K.

(b) Exhibits.  The following exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-K:

Exhibit
Number		Description

3.1		Restated Articles of Incorporation, as amended (filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended January 5, 2003).
3.2		Amended and Restated Bylaws (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 0-21970) filed with the Securities and Exchange Commission on March 12, 2009).
3.3		Certificate of Amendment to Certificate of Determination of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Actel Corporation (filed as Exhibit 3.3 to the Registrant’s Registration Statement on Form 8-A (File No. 000-2197), filed on October 24, 2003).
4.1		Preferred Stock Rights Agreement, dated as of October 17, 2003, between the Registrant and Wells Fargo Bank, MN N.A., including the Certificate of Amendment of Certificate to Determination, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A (File No. 000-2197), filed on October 24, 2003).
10	.1(1)	Form of Indemnification Agreement for directors and officers (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 33-64704), declared effective on August 2, 1993).
10	.2(1)	Amended and Restated 1986 Equity Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-21970) for the fiscal quarter ended July 3, 2005).
10	.3(1)	2003 Director Stock Option Plan (filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (File No. 333-112215), declared effective on January 26, 2004).
10	.4(1)	Amended and Restated 1993 Employee Stock Purchase Plan (filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K (File No. 0-21970) for the fiscal quarter ended July 3, 2005).
10.5		1995 Employee and Consultant Stock Plan, as amended and restated (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-21970) for the fiscal quarter ended July 7, 2002).
10	.6(1)	Amended and Restated Employee Retention Plan (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 0-21970) filed with the Securities and Exchange Commission on December 5, 2005).
10	.7(1)	Deferred Compensation Plan, as amended and restated (filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended December 31, 2000).
10.8		Form of Distribution Agreement (filed as Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 33-64704), declared effective on August 2, 1993).

Exhibit
Number		Description

10.10		Manufacturing Agreement dated February 3, 1994 between the Registrant and Chartered Semiconductor Manufacturing Pte Ltd (filed as Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended January 2, 1994).
10.11		Foundry Agreement dated as of June 29, 1995, between the Registrant and Matsushita Electric Industrial Co., Ltd and Matsushita Electronics Corporation (filed as Exhibit 10.25 to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-21970) for the fiscal quarter ended July 2, 1995).
10.12		Asset Purchase Agreement dated as of March 16, 2007, between the Registrant and BTR, Inc., Advantage Logic Inc., Benjamin Ting, Peter Pani, and Richard Abraham Ltd (filed as Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended December 31, 2006).
10.13		Patent Cross License Agreement dated August 25, 1998, between the Registrant and QuickLogic Corporation. (filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended January 3, 1999).
10.14		Development Agreement by and between the Registrant and Infineon Technologies AG effective as of June 6, 2002 (filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended January 5, 2003).
10.15		Supply Agreement by and between the Registrant and Infineon Technologies AG effective as of June 6, 2002 (filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended January 5, 2003).
10.16		Office Lease Agreement for the Registrant’s facilities in Mountain View, California, dated February 27, 2003 (filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended January 5, 2003).
10	.17(1)	Employment Agreement dated as of August 17, 2009, by and between the Registrant and Maurice E. Carson (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 0-21970) filed with the Securities and Exchange Commission on August 14, 2009).
10	.18(1)	Transition Agreement dated February 2, 2010, by and between the Registrant and John C. East (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 0-21970) filed with the Securities and Exchange Commission on February 4, 2010).
10.19		Sublease dated as of February 18, 2010, by and between the Registrant and LinkedIn Corporation.
10.20		Agreement by and between the Registrant and the Ramius Group dated as of March 9, 2010.
14		Code of Ethics for Principal Executive and Senior Financial Officers (filed as Exhibit 14 to the Registrant’s Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended January 4, 2004).
21		Subsidiaries of Registrant.
23		Consent of Independent Registered Public Accounting Firm.
24		Power of Attorney.
31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32		Section 1350 Certifications

(1)	This Exhibit is a management contract or compensatory plan or arrangement.

(c) Financial Statement Schedule.  The following financial statement schedule of Actel Corporation is filed as part of this Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements of Actel Corporation, including the notes thereto, and the Report of Independent Registered Public Accounting Firm with respect thereto:

Schedule	Description	Page

II	Valuation and qualifying accounts	88

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

Date: March 15, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John C. East (John C. East)	President and Chief Executive Officer (Principal Executive Officer) and Director	March 15, 2010

/s/ Maurice E. Carson (Maurice E. Carson)	Executive Vice President and Chief Financial Officer (as Principal Financial and Accounting Officer)	March 15, 2010

/s/ James R. Fiebiger (James R. Fiebiger)	Director	March 15, 2010

/s/ Jacob S. Jacobsson (Jacob S. Jacobsson)	Director	March 15, 2010

/s/ Patrick W. Little (Patrick W. Little)	Director	March 15, 2010

/s/ J. Daniel McCranie (J. Daniel McCranie)	Director	March 15, 2010

/s/ Jeffrey C. Smith (Jeffrey C. Smith)	Director	March 15, 2010

/s/ Robert G. Spencer (Robert G. Spencer)	Director	March 15, 2010

/s/ Eric J. Zahler (Eric J. Zahler)	Director	March 15, 2010

SCHEDULE II
ACTEL CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

	Balance at			Balance at
	Beginning	Provision/		End of
	of Period	(Reversal)	Write-Offs	Period
	(In thousands)

Allowance for doubtful accounts:
Year ended January 6, 2008	$614	$80	—	$694
Year ended January 4, 2009	694	(338)	—	356
Year ended January 3, 2010	356	(149)	—	207

Exhibit Index

Exhibit
Number.		Description

3.1		Restated Articles of Incorporation, as amended (filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended January 5, 2003).
3.2		Amended and Restated Bylaws (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 0-21970) filed with the Securities and Exchange Commission on March 12, 2009).
3.3		Certificate of Amendment to Certificate of Determination of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Actel Corporation (filed as Exhibit 3.3 to the Registrant’s Registration Statement on Form 8-A (File No. 000-2197), filed on October 24, 2003).
4.1		Preferred Stock Rights Agreement, dated as of October 17, 2003, between the Registrant and Wells Fargo Bank, MN N.A., including the Certificate of Amendment of Certificate to Determination, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A (File No. 000-2197), filed on October 24, 2003).
10	.1(1)	Form of Indemnification Agreement for directors and officers (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 33-64704), declared effective on August 2, 1993).
10	.2(1)	Amended and Restated 1986 Equity Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-21970) for the fiscal quarter ended July 3, 2005).
10	.3(1)	2003 Director Stock Option Plan (filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (File No. 333-112215), declared effective on January 26, 2004).
10	.4(1)	Amended and Restated 1993 Employee Stock Purchase Plan (filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K (File No. 0-21970) for the fiscal quarter ended July 3, 2005).
10.5		1995 Employee and Consultant Stock Plan, as amended and restated (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-21970) for the fiscal quarter ended July 7, 2002).
10	.6(1)	Amended and Restated Employee Retention Plan (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 0-21970) field with the Securities and Exchange Commission on December 5, 2005).
10	.7(1)	Deferred Compensation Plan, as amended and restated (filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended December 31, 2000).
10.8		Form of Distribution Agreement (filed as Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 33-64704), declared effective on August 2, 1993).
10.10		Manufacturing Agreement dated February 3, 1994 between the Registrant and Chartered Semiconductor Manufacturing Pte Ltd (filed as Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended January 2, 1994).
10.11		Foundry Agreement dated as of June 29, 1995, between the Registrant and Matsushita Electric Industrial Co., Ltd and Matsushita Electronics Corporation (filed as Exhibit 10.25 to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-21970) for the fiscal quarter ended July 2, 1995).
10.12		Asset Purchase Agreement dated as of March 16, 2007, between the Registrant and BTR, Inc., Advantage Logic Inc., Benjamin Ting, Peter Pani, and Richard Abraham Ltd (filed as Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended December 31, 2006).
10.13		Patent Cross License Agreement dated August 25, 1998, between the Registrant and QuickLogic Corporation. (filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended January 3, 1999).
10.14		Development Agreement by and between the Registrant and Infineon Technologies AG effective as of June 6, 2002 (filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended January 5, 2003).
10.15		Supply Agreement by and between the Registrant and Infineon Technologies AG effective as of June 6, 2002 (filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended January 5, 2003).

Exhibit
Number.		Description

10.16		Office Lease Agreement for the Registrant’s facilities in Mountain View, California, dated February 27, 2003 (filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended January 5, 2003).
10	.17(1)	Employment Agreement dated as of August 17, 2009, by and between the Registrant and Maurice E. Carson (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 0-21970) filed with the Securities and Exchange Commission on August 14, 2009).
10	.18(1)	Transition Agreement dated February 2, 2010, by and between the Registrant and John C. East (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 0-21970) filed with the Securities and Exchange Commission on February 4, 2010).
10.19		Sublease dated as of February 18, 2010, by and between the Registrant and LinkedIn Corporation.
10.20		Agreement by and between the Registrant and the Ramius Group dated as of March 9, 2010.
14		Code of Ethics for Principal Executive and Senior Financial Officers (filed as Exhibit 14 to the Registrant’s Annual Report on Form 10-K (File No. 0-21970) for the fiscal year ended January 4, 2004).
21		Subsidiaries of Registrant.
23		Consent of Independent Registered Public Accounting Firm.
24		Power of Attorney.
31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32		Section 1350 Certifications.

(1)	This Exhibit is a management contract or compensatory plan or arrangement.