Form 10-Q
period 2010-04-04
ACTEL CORP
filed 2010-05-14
CIK 907687

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of Common Stock outstanding as of May 12, 2010: 26,243,790

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ACTEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended
	Apr. 4, 2010	Apr. 5, 2009
Net revenues	$52,263	$48,459
Costs and expenses:
Cost of revenues	19,741	20,785
Research and development	14,727	16,393
Selling, general, and administrative	15,013	13,490
Restructuring charges	14	1,119
Amortization of acquisition related intangibles	193	193

Total costs and expenses	49,688	51,980

Income (loss) from operations	2,575	(3,521)
Interest income and other, net of expense	597	1,752

Income (loss) before tax provision	3,172	(1,769)
Tax provision	234	1,187

Net income (loss)	$2,938	$(2,956)

Net income (loss) per share:
Basic	$0.11	$(0.11)

Diluted	$0.11	$(0.11)

Shares used in computing net income (loss) per share:
Basic	26,313	26,027

Diluted	26,527	26,027

See Notes to Unaudited Condensed Consolidated Financial Statements

ACTEL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	Apr. 4,	Jan. 3,
	2010	2010 (1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$30,297	$45,994
Short-term investments	118,336	106,007
Accounts receivable, net	33,166	19,112
Inventories	38,380	37,324
Deferred income taxes	1,729	1,729
Prepaid expenses and other current assets	7,056	8,166

Total current assets	228,964	218,332
Long-term investments	656	663
Property and equipment, net	21,977	22,969
Goodwill and other intangible assets, net	34,746	34,939
Other assets, net	29,839	30,099

Total assets	$316,182	$307,002

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,988	$10,262
Accrued compensation and employee benefits	6,824	8,206
Accrued licenses	6,016	4,996
Other accrued liabilities	3,777	5,422
Deferred income on shipments to distributors	30,158	22,867

Total current liabilities	58,763	51,753
Deferred compensation plan liability	5,807	5,470
Deferred rent liability	1,345	1,590
Accrued sabbatical compensation	2,743	2,805
Other long-term liabilities, net	11,250	11,921

Total liabilities	79,908	73,539
Commitments and contingencies (Notes 9 and 10)
Shareholders’ equity:
Common stock	26	26
Additional paid-in capital	243,497	242,109
Accumulated deficit	(7,843)	(9,250)
Accumulated other comprehensive income	594	578

Total shareholders’ equity	236,274	233,463

Total liabilities and shareholders’ equity	$316,182	$307,002

(1)	Derived from audited financial statements included in the Form 10-K filed with the Securities and Exchange Commission for the year ended January 3, 2010 (“2009 Form 10-K”).
See Notes to Unaudited Condensed Consolidated Financial Statements

ACTEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	Apr. 4, 2010	Apr. 5, 2009
Operating activities:
Net income (loss)	$2,938	$(2,956)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,002	3,497
Stock compensation costs	1,739	1,686
Deferred income taxes	—	216
Changes in operating assets and liabilities:
Accounts receivable	(14,054)	(10,169)
Inventories	(1,126)	4,570
Prepaid expenses and other current assets	1,110	(988)
Other assets, net	732	1,207
Accounts payable, accrued compensation and employee benefits, and other accrued liabilities	(1,339)	(9,747)
Deferred income on shipments to distributors	7,291	6,190

Net cash provided by (used in) operating activities	293	(6,494)
Investing activities:
Purchases of property and equipment	(1,817)	(2,145)
Purchases of available-for-sale securities	(26,075)	(15,626)
Sales of available-for-sale securities	2,672	4,093
Maturities of available-for-sale securities	11,109	14,401
Changes in other long term assets	(67)	155

Net cash provided by (used in) investing activities	(14,178)	878
Financing activities:
Issuance of common stock under employee stock plans	2,093	2,293
Tax withholding on restricted stock	(497)	(280)
Repurchase of common stock	(3,408)	—

Net cash provided by (used in) financing activities	(1,812)	2,013

Net decrease in cash and cash equivalents	(15,697)	(3,603)
Cash and cash equivalents, beginning of period	45,994	49,639

Cash and cash equivalents, end of period	$30,297	$46,036

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes, net	$67	$43
Accrual of non cash long-term license agreement	$1,297	$807
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
     Actel Corporation and its consolidated subsidiaries are referred to as “we,” “us,” or “our.” Our fiscal year ends the first Sunday on or after December 31, and our fiscal quarters end the first Sunday on or after March 31, June 30 and September 30.
     These unaudited condensed consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in our 2009 Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three months ended April 4, 2010, are not necessarily indicative of future operating results.
     Impact of Recently Issued Accounting Standards
     In October 2009, the FASB issued new accounting guidance for revenue arrangements with multiple deliverables. The new guidance requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In addition, the new guidance eliminates the use of the residual method of allocation and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables. The new accounting guidance is effective in the fiscal year beginning on or after June 15, 2010. Early adoption is permitted. This guidance is applicable to the Company beginning in the first quarter of fiscal 2011. We are currently evaluating the impact this adoption will have on our consolidated financial statements.
     In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06 relating to Fair Value Measurements and Disclosures. This update provides amendments that require new disclosures regarding transfers in and out of Levels 1 and 2 and give guidance regarding disclosure of activity in Level 3 fair value measurements using significant unobservable inputs. The guidance also clarifies existing disclosures regarding level of disaggregation and disclosures relating to inputs and valuation techniques. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures relating to activity in Level 3, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Our adoption of the guidance that is effective from the first quarter of fiscal 2010 did not affect our consolidated financial position, results of operations or cash flows.
2. Fair Value Measurement of Financial Instruments
     In accordance with Fair Value Measurements and Disclosures, the objective of the fair-value measurement of our financial instruments is to reflect the hypothetical amounts at which we could sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date (exit price). Fair Value Measurements and Disclosures describes three levels of inputs that may be used to measure fair value, as follows:
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
     Our available-for-sale securities are classified within Level 1 or Level 2 of the fair-value hierarchy. The types of securities valued based on Level 1 inputs include money market securities. The types of securities valued based on Level 2 inputs include U.S. government agency notes, corporate and municipal bonds, and asset-backed obligations. The Company uses observable pricing inputs including reported trades and broker/dealer quotes for valuing Level 2 securities.
     The following table summarizes our financial instruments measured at fair value on a recurring basis in accordance with Fair Value Measurements and Disclosures as of April 4, 2010 and January 3, 2010 (in thousands):
April 4, 2010

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
Description	Total	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Available-for-sale securities (1)
Money market mutual funds	$18,524	$18,524	$—	$—
Asset backed obligations	11,310	—	11,310	—
Commercial paper	4,424	—	4,424	—
Corporate bonds	28,967	—	28,967	—
U.S. Treasury obligations	7,225	—	7,225	—
U.S. government agency securities	24,969	—	24,969	—
Bonds issued by foreign countries	19,539	—	19,539	—
Municipal bonds	6,628	—	6,628	—
Certificate of Deposit	2,050	—	2,050	—
Floating rate notes	19,053	—	19,053	—

Total available-for-sale securities	$142,689	$18,524	$124,165	$—

January 3, 2010

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
Description	Total	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Available-for-sale securities (1)
Money market mutual funds	$17,147	$17,147	$—	$—
Asset backed obligations	11,208	—	11,208	—
Commercial paper	9,583	—	9,583	—
Corporate bonds	27,662	—	27,662	—
U.S. Treasury obligations	7,210	—	7,210	—
U.S. government agency securities	25,781	—	25,781	—
Bonds issued by foreign countries	10,483	—	10,483	—
Municipal bonds	7,090	—	7,090	—
Certificate of Deposit	1,000	—	1,000	—
Floating rate notes	15,838	—	15,838	—

Total available-for-sale securities	$133,002	$17,147	$115,855	$—

(1)	Included in cash and cash equivalents, short-term and long-term investments on our condensed consolidated balance sheet.
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
     Although the current credit environment continues to be volatile and uncertain, we do not believe that sufficient evidence exists at this point in time to conclude that any of our remaining investments have experienced an other-than-temporary impairment in the three months ended April 4, 2010. We continue to monitor our investments closely to determine if additional information becomes available that may have an adverse effect on the fair value and ultimate realizability of our investments.
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
     Realized gains and losses from sales of available-for-sale securities included in net income (loss) for the periods presented are reported in interest income and other, net of expense on the condensed consolidated statements of operations, as follows:

	Three Months Ended
	Apr. 4,	Apr. 5,
	2010	2009
	(In thousands)
Gross realized gains	$22	$5
Gross realized losses	—	—
     The following is a summary of available-for-sale securities at April 4, 2010 and January 3, 2010:

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Values
	(In thousands)
April 4, 2010
Money market mutual funds	$18,524	$—	$—	$18,524
Asset backed obligations	11,437	218	(345)	11,310
Commercial paper	4,423	1	—	4,424
Corporate bonds	28,508	467	(8)	28,967
U.S. Treasury obligations	7,145	80	—	7,225
U.S. government agency securities	24,561	429	(21)	24,969
Bonds issued by foreign countries	19,468	83	(12)	19,539
Municipal bonds	6,576	53	(1)	6,628
Certificate of Deposit	2,054	—	(4)	2,050
Floating rate notes	18,997	58	(2)	19,053

Total available-for-sale securities	$141,693	$1,389	$(393)	$142,689

Included in cash and cash equivalents				$23,697
Included in short term investments				118,336
Included in long term investments				656

Total available-for-sale securities				$142,689

January 3, 2010
Money market mutual funds	$17,147	$—	$—	$17,147
Asset backed obligations	11,437	214	(443)	11,208
Commercial paper	9,582	1	—	9,583
Corporate bonds	27,184	512	(34)	27,662

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Values
	(In thousands)
U.S. Treasury obligations	7,140	73	(3)	7,210
U.S. government agency securities	25,285	516	(20)	25,781
Bonds issued by foreign countries	10,418	77	(12)	10,483
Municipal bonds	7,062	31	(3)	7,090
Certificate of Deposit	1,000	—	—	1,000
Floating rate notes	15,779	63	(4)	15,838

Total available-for-sale securities	$132,034	$1,487	$(519)	$133,002

Included in cash and cash equivalents				$26,332
Included in short term investments				106,007
Included in long term investments				663

Total available-for-sale securities				$133,002

     The following is a summary of available-for-sale securities that were in an unrealized loss position as of April 4, 2010:

	Aggregate	Aggregate
	Value of	Fair Value
	Unrealized	of
	Loss	Investments
	(In thousands)
Unrealized loss position for less than twelve months	$(50)	$31,553
Unrealized loss position for greater than or equal to twelve months	$(343)	$656
     It is our intention to hold securities in an unrealized loss position for a period of time sufficient to allow for an anticipated recovery of fair value up to (or greater than) the cost of the investment. In addition, we have assessed the creditworthiness of the issuers of the securities and have concluded on the basis of all these factors that other-than-temporary impairment of these securities did not exist at April 4, 2010. We classified $0.7 million at April 4, 2010 and January 3, 2010, of the investments we intend to hold to recovery as long-term because these investment securities have been in an unrealized loss position for greater than six months and carry maturity dates greater than twelve months from the balance sheet date.
     The adjustments to unrealized gains (losses) on investments, net of taxes, included as a separate component of shareholders’ equity was not significant for the three months ended April 4, 2010.
     The expected maturities of our investments in debt securities at April 4, 2010, are shown below. Expected maturities can differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(In thousands)
Available-for-sale debt securities:
Due in less than one year	$69,920
Due in one to five years	53,589
Due in five to ten years	—
Due greater than ten years	656

$124,165

3. Stock Based Compensation
     The Employee Stock Purchase Plan (“ESPP”) gives employees the opportunity to purchase shares of common stock through payroll deductions. The Company recorded $0.2 million and $0.5 million of stock-based compensation expense related to the ESPP for the three months ended April 4, 2010 and April 5, 2009, respectively.
     The Company granted approximately 150,000 stock appreciation rights (SARs) in the first quarter of 2010 of which 110,000 were performance based grants to executives. These will vest only if we achieve certain profitability levels in the third and fourth quarter of 2010 and the first quarter of 2011. The balance were routine new hire and promotion grants. These SARs were granted at an average strike price of $11.54 per share. The fair value of the SARs, which was determined on the grant date using a Black-Scholes model, was $5.11 per share and will be amortized over the vesting period of four years. The SARs expire ten years from the date of the grant. In the first quarter of 2010, the Company issued 231,401 shares of its common stock of which 215,698 shares were issued to employees participating in the ESPP and 15,703 shares were issued under employee stock plans.
     The Company recorded $1.7 million of pre-tax stock-based compensation expense for each of the three month periods ended April 4, 2010 and April 5, 2009.

4. Credits to Distributors
     We sell our products to OEMs and to distributors who resell our products to OEMs or their contract manufacturers. We recognize revenue on products sold to our OEMs upon shipment. Because sales to our distributors are generally made under agreements allowing for price adjustments, credits, and right of return under certain circumstances, we generally defer recognition of revenue on products sold to distributors until the products are resold by the distributor and price adjustments are determined at which time our final net sales price is fixed. Deferred revenue net of the corresponding deferred cost of sales are recorded in “Deferred income on shipments to distributors” in the liability section of the consolidated balance sheet. Deferred income effectively represents the gross margin on the sale to the distributor; however, the amount of gross margin we recognize in future periods will be less than the originally recorded deferred income as a result of negotiated price concessions. Distributors resell our products to end customers at negotiated price that vary by end customer, product, quantity, geography and competitive pricing environments. When a distributor’s resale is priced at a discount from list price, we often credit back to the distributor a portion of their original purchase price after the resale transaction is complete. Thus, a portion of the deferred income on shipments to distributors carried on our balance sheet will be credited back to the distributor in the future. Based upon historical trends and inventory levels on hand at each of our distributors as of April 4, 2010, we currently estimate that $11.3 million of the deferred income on shipments to distributors on the Company’s consolidated balance sheet as of April 4, 2010, will be credited back to the distributors in the future. These amounts will not be recognized as revenue and gross margin in our consolidated statement of operations. As of April 4, 2010, we had $36.1 million of deferred revenue and $5.9 million of deferred cost of goods sold recognized as a net $30.2 million of deferred income on shipments to distributors. As of January 3, 2010, we had $28.1 million of deferred revenue and $5.2 million of deferred cost of goods sold recognized as a net $22.9 million of deferred income on shipments to distributors.
     Our payment terms generally require the distributor to settle amounts owed to us based on list price, which are in excess of the distributor’s actual cost due to price adjustments and credits. Accordingly, we credit back to the distributor a portion of their original purchase price, usually within 30 days after the resale transaction has been reported to the Company. This practice has an adverse effect on the working capital of our distributors as they are required to pay the full list price to Actel and receive a discount only after the product has been sold. As a consequence, beginning in the third quarter of fiscal 2007, we entered into written business arrangements with certain distributors under which we issue advance credits to the distributors to minimize the adverse effect on the distributor’s working capital. The advance credits amount to a month of estimated credits based on an average of actual historical credits over the prior quarter. The advance credits are updated and settled on a quarterly basis. The advance credits have no affect on our revenue recognition since revenue from distributors is not recognized until the distributor sells the product, but the advance credits reduce our accounts receivable and deferred income on shipments to distributors as reflected in our condensed consolidated balance sheets. The amount of the advance credits as of April 4, 2010 and January 3, 2010 were $6.2 million, already netted against deferred income on shipments to distributors of $30.2 million and $6.7 million already netted against deferred income on shipments to distributors of $22.9 million, respectively.
5. Goodwill and other intangible assets, net
     Goodwill is recorded when consideration paid in an acquisition exceeds the fair value of the net tangible and intangible assets acquired. We do not amortize goodwill, but instead test for impairment annually or more frequently if certain triggering events or changes in circumstances indicate that the carrying value may not be recoverable. We completed our annual goodwill impairment tests during the fourth quarter of 2009 and noted no indicators of impairment. There were no triggering events that would lead us to believe our goodwill has been impaired as of the first quarter of 2010.
     Our goodwill and other intangible assets, net were $34.7 million at the end of the first quarter of 2010 and $34.9 million at the end of the fourth quarter of 2009. As a result of the Pigeon Point Systems acquisition during the third quarter of 2008, we recorded $0.2 million in amortization of identified intangible assets for the three month periods ended April 4, 2010, and April 5, 2009.

6. Inventories
     Inventories consist of the following:

	Apr. 4,	Jan. 3,
	2010	2010
	(In thousands)
Purchased parts and raw materials	$8,695	$8,948
Work-in-process	16,628	16,743
Finished goods	13,057	11,633

	$38,380	$37,324

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
     Inventory at April 4, 2010 and January 3, 2010 included $6.1 million and $4.8 million of net inventory purchased in last-time buys, respectively. There were no write downs of last time buy inventory during the first three months of 2010.
     7. Net Income (Loss) per Share
     The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended
	Apr. 4,	Apr. 5,
	2010	2009
	(In thousands except per share data)
Basic:
Weighted-average common shares outstanding	26,313	26,027

Net income (loss)	$2,938	$(2,956)

Net income (loss) per share	$0.11	$(0.11)

Diluted:
Weighted-average common shares outstanding	26,313	26,027
Net effect of dilutive employee stock options — based on the treasury stock method	214	—

Shares used in computing net income per share	26,527	26,027

Net income (loss)	$2,938	$(2,956)

Net income (loss) per share	$0.11	$(0.11)

     Basic earnings per share are calculated based on net earnings and the weighted-average number of shares of common stock outstanding during the reported period. Diluted earnings per share are calculated similarly, except that the weighted-average number of common shares outstanding during the period are increased by the number of additional shares of common stock that would have been outstanding if dilutive potential shares of common stock had been issued. The dilutive effect of potential common stock (including outstanding stock options, unvested restricted stock, ESPP shares and non-employee director stock options) is reflected in diluted earnings per share by application of the treasury stock method, which includes consideration of share-based compensation.
     The following table reflects the number of potentially dilutive shares that were excluded from diluted net income per share, as their inclusion would have had an anti-dilutive effect on net income per share:

	Three months ended
	Apr. 4, 2010	Apr. 5, 2009
Potentially dilutive shares related to:
Stock options, SARs and unvested restricted stock	5,369,608	6,179,376

8. Comprehensive Income
     The components of comprehensive income (loss), net of tax, are as follows:

	Three Months Ended
	Apr. 4,	Apr. 5,
	2010	2009
	(In thousands)
Net income (loss)	$2,938	$(2,956)
Change in gain (loss) on available-for-sale securities, net of tax of $20 and $(80), respectively	29	(129)
Reclassification adjustment for gains included in net income, net of tax amounts of $(8) and ($2), respectively	(13)	(3)

Other comprehensive gain (loss), net of tax amounts of $12 and $(82), respectively	16	(132)

Total comprehensive income (loss)	$2,954	$(3,088)

Accumulated other comprehensive income is presented on the accompanying condensed consolidated balance sheets and consists of the accumulated net unrealized gains(losses) on available-for-sale securities.
9. Legal Matters and Loss Contingencies
     From time to time we are notified of claims, including claims asserted against us or our customers, that our products may infringe patents or other intellectual property rights owned by others, or otherwise become aware of conditions, situations, or circumstances involving uncertainty as to the existence of a liability or the amount of a loss. When probable and reasonably estimable, we make provisions for estimated liabilities. As we sometimes have in the past, we may settle disputes and/or obtain licenses under patents that we are alleged to infringe. We can offer no assurance that any pending or threatened claim or other loss contingency will be resolved or that the resolution of any such claim or contingency will not have a materially adverse effect on our business, financial condition, and/or results of operations. Our failure to resolve a claim could result in litigation or arbitration, which can result in significant expense and divert the efforts of our technical and management personnel, whether or not determined in our favor. Our evaluation of the effect of these claims and contingencies could change based upon new information. Subject to the foregoing, we do not believe that the resolution of any pending or threatened legal claim or loss contingency is likely to have a materially adverse effect on our financial position as of April 4, 2010, or results of operations or cash flows for the quarter then ended.
10. Commitments
     As of April 4, 2010, the Company had $15.1 million of remaining non-cancelable license fee payment obligations to providers of electronic design automation software expiring at various dates through 2012. The current portion of these obligations is recorded in “Accrued licenses” and the long-term portion of these obligations is recorded at net present value in “Other long-term liabilities, net” on the accompanying balance sheets. As of April 4, 2010 we have $0.2 million and $22.9 million of related license fees recorded in “Prepaid expenses and other current assets” and “Other assets, net”, respectively. In addition, we have a non-cancelable purchase commitment of $3.3 million for last-time-buy wafers from one of our suppliers over the next 12 months.
11. Shareholders’ Equity
     Our Board of Directors authorized a stock repurchase program in September 1998 for the purpose of replenishing some or all of the shares of Common Stock issued upon exercise of stock options and in connection with other stock compensation plans. Repurchases may be made in the open market or in privately negotiated transactions. In the first three months of 2010, we repurchased 254,737 shares for $3.4 million. To date, Actel’s Board of Directors has authorized the repurchase of 7,000,000 shares under the program, and 5,580,995 shares of Common Stock have been repurchased on the open market. The Company has remaining authority to repurchase 1,419,005 shares under the program. To facilitate repurchases under the Company’s stock repurchase program, Actel’s Board of Directors has adopted a plan under Rule 10b5-1 of the Securities and Exchange Commission. Under the Rule 10b5-1 plan, the Company repurchases shares of Actel Common Stock whenever the price and other criteria set forth in the plan are met, including times when the Company would not otherwise be in the market due to the Company’s trading policies or the possession of material non-public information.

12. Restructuring
     In the fourth quarter of fiscal 2008, we initiated a restructuring program in order to reduce our operating costs and focus our resources on key strategic priorities. A total of 133 full-time positions have been eliminated globally as of April 4, 2010. In connection with this restructuring plan, we recorded restructuring charges totaling $14,000 and $1.1 million related to termination benefits in the first quarter of 2010 and the first quarter of 2009, respectively. Restructuring charges consisted primarily of employee compensation and related charges, including stock-based compensation expenses.
     The following represents a summary of our restructuring activity:

Restructuring
Liabilities
(In thousands)
Restructuring charges for 2008	$2,424
Payments	(1,224)

Balance at January 4, 2009	1,200
Restructuring charges	2,593
Payments	(3,150)

Balance at January 3, 2010	643
Restructuring charges	14
Payments	(560)

Balance at April 4, 2010	$97

13. Income Taxes
     The tax provision recorded for the three months ended April 4, 2010 is lower than the amount that would be recorded if the U.S. statutory tax rate of 35% was applied to the Company’s income before taxes primarily due to the benefit received from the utilization of net operating losses. The tax provision recorded for the quarter ended April 5, 2009 was greater than the amount that would be recorded if the U.S. statutory tax rate of 35% was applied to the Company’s net loss primarily due to the composite state tax rate, the recognition of certain deferred tax assets subject to valuation allowances and non-deductible stock-based compensation expense.
     The Company’s consolidated balance sheets includes deferred tax assets that consist of net operating loss carryovers, tax credit carryovers, depreciation and amortization, employee stock-based compensation expenses, deferred revenue and certain liabilities that have a full valuation allowance recorded on these deferred tax assets. Management periodically evaluates the realizability of the Company’s net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is solely dependent on the Company’s ability to generate sufficient future taxable income during periods prior to the expiration of tax statutes to fully utilize these assets. The Company intends to maintain the full valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance.
14. Subsequent Events
     As part of our program to reduce operating costs, we notified 24 employees that their positions were or will be eliminated during the second quarter of 2010. Operating results for the second quarter of 2010 will be adversely affected by accounting charges related to the reduction in force for severance, which the Company currently estimates will be about $1.1 million. In addition, the Company anticipates expenses of $1.6 million in 2010 to relocate employees and inventory to other facilities and sublease excess capacity, and approximately $1.7 million for leasehold improvements to facilitate the relocation. The Company anticipates that all cash payments related to the reduction in force and relocation will be made by the end of the third quarter of 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion of our financial condition and results of operations in conjunction with our Consolidated Financial Statements and the related “Notes to Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and the future results of our Company that are based on current expectations, estimates, forecasts, and projections about the industry in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are made in reliance upon the safe harbor provision of the Private Securities Litigation Reform Act of 1995 and are subject to a multitude of risks and uncertainties that could cause actual results to differ materially (and perhaps adversely) from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report under the caption “Risk Factors” in Item 1A of Part II. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.
Overview
     The purpose of this overview is to provide context for the discussion and analysis of our financial statements that follows by briefly summarizing the most important known trends and uncertainties, as well as the key performance indicators, on which our executives are primarily focused for both the short and long term.
     We design, develop, and market FPGAs and supporting products and services. FPGAs are programmable logic devices (PLDs) that adapt the processing and memory capabilities of electronic systems to specific applications. We are the leading supplier of FPGAs based on antifuse and flash technologies. Both of these technologies are non-volatile, which means that (unlike FPGAs based on SRAM technology), they retain their programmed configuration after power is removed. While our flash-based FPGAs can be reprogrammed, our antifuse-based FPGAs can be programmed only once. While the one-time programmability of our antifuse based FPGAs is desirable in certain system-critical military and aerospace applications, commercial customers generally prefer reprogrammable PLDs. Our newest offering, called SmartFusion, is a flash-based mixed signal PLD that integrates microcontroller, and analog circuitry, with an FPGA. This product was announced in March of 2010 and, along with our existing Fusion, IGLOO, and ProASIC3 products, it is manufactured on 130nm flash process technology. We are also currently developing future FPGA products using 65nm flash process technology.
• Strategy
     Our strategy is to offer FPGAs to markets in which our nonvolatile flash and antifuse-based technologies have an inherent competitive advantage. Our strategy involves considerable risk as unique technologies and products can take years to develop, if at all, and markets that we target may fail to emerge. However, in addition to single-chip, live-at-power-up, security, and neutron-immunity benefits, we believe that our nonvolatile FPGA solutions offer substantial low-power advantages over volatile devices based on SRAM technology and we plan to exploit those advantages.
• Key Indicators
     Although we measure the condition and performance of our business in numerous ways, the key quantitative indicators that we generally use to manage the business are bookings, design wins, margins, yields, and backlog. We also carefully monitor the progress of our product development efforts. Of these, we think that bookings, backlog and margins are the best indicators of short-term performance and that design wins and product development progress are the best indicators of long-term performance.
Critical Accounting Policies and Estimates
     Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosure of contingent assets and liabilities. The U.S. Securities and Exchange Commission has defined critical accounting policies as those that are most important to the portrayal of our financial condition and results and also require us to make the most difficult, complex, and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Based upon this definition, our most critical policies include revenue recognition, inventories, stock-based compensation, legal matters, goodwill and long-lived asset impairments and income taxes. We also have other key accounting policies that either do not generally require us to make estimates and judgments that are as difficult or as subjective or are less likely to have a material effect on our reported results of operations for a given period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates. In addition, if these estimates or their related assumptions change, material expenses may be recognized on the consolidated statements of operations for the periods in which we revise our estimates or assumptions. There were no significant changes in our critical accounting estimates during the three months ended April 4, 2010 compared with the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended January 3, 2010.
Results of Operations

	Three Months Ended
	(a)	(b)%		(c)%
	Apr. 4,	Jan. 3,	change	Apr. 5,	change
	2010	2010	(a-b)/b	2009	(a-c)/c
Net revenues	$52,263	$49,699	5%	$48,459	8%
Gross profit	$32,522	$30,984	5%	$27,674	18%
% of net revenues	62%	62%		57%
Research and development	$14,727	$14,160	4%	$16,393	(10%)
% of net revenues	28%	28%		34%
Selling, general, and administrative	$15,013	$14,401	4%	$13,490	11%
% of net revenues	29%	29%		28%
Restructuring charges	$14	$1,202	(99%)	$1,119	(99%)
% of net revenues	0%	2%		2%
Tax provision	$234	$137	71%	$1,187	(80%)
% of net revenues	0%	0%		2%

Net Revenues
     We derive our revenues primarily from the sale of FPGAs, which accounted for over 94% of net revenues in the first quarter of 2010, 90% in the fourth quarter of 2009 and 93% in the first quarter of 2009. Non-FPGA revenues are derived from our Protocol Design Services organization, royalties, and the licensing of software and sale of hardware used to design and program our FPGAs.
     The following table represents our revenues by technology:

	Three Months Ended
	Apr. 4, 2010	Jan. 3, 2010	% Change	Apr. 5, 2009	% Change
Flash	$12,634	$12,086	4.5%	$11,783	7.2%
Antifuse	36,559	32,590	12.2%	33,113	10.4%
Non-Silicon and royalties	3,070	5,023	(38.8)%	3,563	(13.8)%

Total	$52,263	$49,699	5.2%	$48,459	7.8%

     Our antifuse-based FPGAs consist of radiation tolerant products for the space market and non-radiation tolerant products that are sold primarily to industrial and avionics customers. Sales of antifuse products comprised 70% of net revenues for the first quarter of 2010, 66% for the fourth quarter of 2009 and 68% for the first quarter 2009. Our flash products are sold into military, avionics, industrial, communications, and consumer market segments. Sales of flash products comprised 24% of net revenues in first quarter of 2010, fourth quarter of 2009 and first quarter of 2009, respectively. Our non silicon products are made up of royalties, systems and services.
     Net revenues were $52.3 million for the first quarter of 2010, an increase of 5.2% from the fourth quarter of 2009. The increase resulted primarily from a $6.7 million increase in sales of radiation-tolerant antifuse products to satellite customers which was offset in part by a $2.7 million reduction in sales of other antifuse products and a $2.4 million reduction in royalties. Sales of flash and non-silicon products each increased sequentially by $0.5 million.
     Net revenues increased from the first quarter of 2009 to the first quarter of 2010 by 7.8%. The increase resulted primarily from a $4.6 million increases in sales of radiation-tolerant antifuse products to satellite customers which was offset in part by a $1.1 million reduction in sales of other antifuse products and a $0.8 million reduction in royalties. Sales of flash and non-silicon products increased sequentially by $0.8 and $0.3 million, respectively.
     We recognized 63% of our net revenues through the distribution sales channel in the first quarter of 2010 compared with 72% in the fourth quarter of 2009 and 67% in the first quarter of 2009. We generally do not recognize revenue on product shipped to a distributor until the distributor resells the product to its customer. The decline in net revenues through the distribution sales channel in the first quarter of 2010 was due to the increase in sales of radiation-tolerant products, most of which is not sold through distributors.
Gross Margin

	Three Months Ended
	Apr. 4, 2010	Jan. 3, 2010	Change	Apr. 5, 2009	Change
	(a)	(b)	(a-b)	c	(a-c)
Revenue	$52,263	$49,699	$2,564	$48,459	$3,804
Cost of revenues	19,741	18,715	1,026	20,785	(1,044)
Gross profit	32,522	30,984	1,538	27,674	4,848
Gross margin	62.2%	62.3%	(0.1)%	57.1%	5.1%
     Gross profit dollars increased $1.5 million in the first quarter of 2010 compared with fourth quarter of 2009 due to the increase in net revenues as discussed above. Gross margin was flat from the fourth quarter of 2009 to the first quarter of 2010.
     Gross profit dollars increased $4.8 million in the first quarter of 2010 compared with first quarter of 2009 due primarily to the increase in net revenues discussed above. Gross margin increased from 57.1% in first quarter of 2009 to 62.2% in first quarter of 2010 in part because of increased sales of radiation-tolerant products, which generally have higher margins, and in part because of cost reductions resulting from the Company’s restructuring program.

Research & Development (R&D)
     R&D expenditures were $14.7 million, or 28% of net revenues for the first quarter of 2010 compared with $14.2 million, or 28% of net revenues for the fourth quarter of 2009 and $16.4 million, or 34% of net revenues for the first quarter of 2009. R&D spending increased in the first quarter of 2010 as compared with the fourth quarter of 2009 by $0.5 million due to increased employee costs resulting from bonus accruals and higher payroll taxes for the new year. Recognition of R&D related stock-based compensation expense was $0.8 million for the three month period ended April 4, 2010, compared with $0.9 million for the fourth quarter of 2009 and $0.9 million for the first quarter of 2009.
     R&D expenditures decreased by $1.7 million in the first quarter of 2010 compared with the first quarter of 2009. This decrease was due primarily to aggregate savings of approximately $1.0 million in employee costs resulting from reductions in headcount and the related savings in payroll tax, sabbatical and stock-based compensation expenses. Other expenses decreased by $0.7 million as a result of our continuing efforts to reduce cost.
Selling, General and Administrative (SG&A)
     SG&A expenses were $15.0 million, or 29% of net revenues for the first quarter of 2010 compared with $14.4 million, or 29% of net revenues for the fourth quarter of 2009 and $13.5 million, or 28% of net revenues for the first quarter of 2009.
     SG&A expenses increased in the first quarter of 2010 by $0.6 million compared with the fourth quarter of 2009 due to a worldwide sales conference related to the rollout of our Smart Fusion product line for $0.4 million and outside services of $0.3 million related to implementation of a new customer relationship management system. Recognition of SG&A related stock-based compensation expense was $0.9 million for the three month period ended April 4, 2010, compared with $0.9 million for the fourth quarter of 2009 and $0.6 million for the first quarter of 2009.
     SG&A expenses were $1.5 million higher in the first quarter of 2010 than in the first quarter of 2009. Travel expenses were higher by $0.4 million due to a worldwide sales conference related to the rollout of our SmartFusion product line, an increased headcount in sales of $0.2 million and outside services of $0.3 million relating to implementation of a new customer relationship management system. The allowance for doubtful accounts increased by $0.2 million due to higher receivable balances and other employee related expenses increased by $0.2 million. Stock-based compensation expenses were higher by $0.2 million.
Restructuring
     During the first quarter of 2009, we announced a Company-wide restructuring plan that, in conjunction with cost-reduction initiatives taken in the fourth quarter of 2008, is expected to result in a quarterly reduction in expenses of $6.5 million in the third quarter of 2010 compared with the third quarter of 2008. From the fourth quarter of 2008 through the first quarter of 2010, we have incurred $5.0 million for severance and other costs related to reductions in force. In addition, the Company has recorded $5.5 million in restructuring costs related to asset impairments. The Company expects to record approximately $1.1 million in additional reduction in force expenses through the second quarter of 2010. In addition, the Company anticipates expenses of $1.6 million in 2010 to relocate employees and inventory to other facilities and sublease excess capacity and approximately $1.7 million on leasehold improvements to facilitate the relocation.
Tax Provision
     The tax provision recorded for the three months ended April 4, 2010 is lower than the amount that would be recorded if the U.S. statutory tax rate of 35% was applied to the Company’s income before taxes primarily due to the benefit received from the utilization of net operating losses. The tax provision recorded for the quarter ended April 5, 2009 was greater than the amount that would be recorded if the U.S. statutory tax rate of 35% was applied to the Company’s net loss primarily due to the composite state tax rate, the recognition of certain deferred tax assets subject to valuation allowances and non-deductible stock-based compensation expense.
     The Company’s consolidated balance sheets includes deferred tax assets that consist of net operating loss carryovers, tax credit carryovers, depreciation and amortization, employee stock-based compensation expenses, deferred revenue and certain liabilities that have a full valuation allowance recorded on these deferred tax assets. Management periodically evaluates the realizability of the Company’s net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is solely dependent on the Company’s ability to generate sufficient future taxable income during periods prior to the expiration of tax statutes to fully utilize these assets. The Company intends to maintain the full valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance.
Financial Condition
     Our total assets were $316.2 million at the end of the first quarter of 2010 compared with $307.0 million at the end of the fourth quarter of 2009. The following table sets forth certain financial data from the condensed consolidated balance sheets.

	As of	As of
In thousands	Apr. 4, 2010	Jan. 3, 2010	$ change	% change
Cash and cash equivalents, short and long term investments	$149,289	$152,664	$(3,375)	(2%)
Accounts receivable, net	$33,166	$19,112	$14,054	74%
Inventories	$38,380	$37,324	$1,056	3%
     Accounts receivable at April 4, 2010 increased 74% compared with January 3, 2010. Days sales outstanding were 58 days at the end of first quarter of 2010 compared with 35 days at the end of the fourth quarter 2009. The increased accounts receivable was due primarily to a holiday shutdown in December 2009, which resulted in December 2009 shipments being approximately 73% lower than in March 2010.
     Inventory was $38.3 million at April 4, 2010, which was an increase of $1.1 million from the end of 2009. We had 177 days of inventory at the end of the first quarter compared with 181 days at the end of 2009. The increased inventory was due primarily to last-time-buy purchases of $1.6 million during the quarter.
Liquidity and Capital Resources
     We currently meet all of our funding needs for ongoing operations with cash flows generated from operations and with existing cash and short and long-term investments. A portion of available cash may be used for investment in or acquisition of complementary businesses, products, or technologies. Wafer manufacturers have at times asked for financial support from customers in the form of equity investments and advance purchase deposits, which in some cases have been substantial. If we require additional capacity, we may be required to incur significant expenditures to secure such capacity.
     Cash from operations for the first quarter of 2010 was $0.3 million, an increase of $6.8 million from the first quarter of 2009. The increase was due primarily to an increase in net income. Our cash, cash equivalents, and short-term and long-term investments were $149.3 million as of April 4, 2010.
     Investing activities used cash of $14.2 million, compared with providing cash of $0.9 million in the first quarter of 2009. Net reductions in short-term investments from purchases, sales and maturities provided cash of $2.9 million in the first quarter of 2008 compared with a net increase in short-term investments of $12.3 million in the current quarter.
     Net cash used in financing activities was $1.8 million, compared with providing cash of $2.0 million in the first quarter of 2009. We used $3.4 million in cash in the first quarter of 2010 to repurchase 254,000 shares of our common stock. There was no repurchase in the prior year.
     We believe that existing cash, cash equivalents, and short and long-term investments, together with cash generated from operations, will be sufficient to meet our cash requirements for the next four quarters.
Impact of Recently Issued Accounting Standards
     See Note 1 to the Financial Statements for detailed information regarding the status of new accounting standards.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     As of April 4, 2010, our investment portfolio consisted primarily of asset backed obligations, corporate bonds, floating rate notes, and federal and municipal obligations. The principal objectives of our investment activities are to preserve principal, meet liquidity needs, and maximize yields. To meet these objectives, we invest excess liquidity in high credit quality debt securities generally with average maturities of less than two years. We also limit the percentage of total investments that may be invested in any one issuer. Corporate investments as a group are also limited to a maximum percentage of our investment portfolio.

     Our investments in debt securities, which totaled $124.2 million at April 4, 2010, are subject to interest rate risk. An increase in interest rates could subject us to a decline in the market value of our investments. These risks are mitigated by our ability to hold these investments for a period of time sufficient to recover the carrying value of the investment, which may not be until maturity. A hypothetical 100 basis point increase in interest rates compared with interest rates at April 4, 2010, and January 3, 2010, would result in a reduction of $1.3 million and $0.8 million in the fair value of our available-for-sale debt securities held at April 4, 2010, and January 3, 2010, respectively.
     In addition to interest rate risk, we are subject to market risk on our investments. We monitor all of our investments for impairment on a periodic basis. In the event that the carrying value of the investment exceeds its fair value and the decline in value is determined to be other than temporary, the carrying value is reduced to its current fair market value. In the absence of other overriding factors, we consider a decline in market value to be a potential indicator of an-other-than temporary impairment when a publicly traded stock or a debt security has traded below amortized cost for a consecutive six-month period. If an investment continues to trade below amortized cost for more than six months, and mitigating factors such as general economic and industry specific trends, including the creditworthiness of the issuer are not present, this investment would be evaluated for impairment and written down to a balance equal to the estimated fair value at the time of impairment, with the amount of the write-down recorded in Interest income and other, net of expense, on the consolidated statements of operations. If management concludes it does not intend to sell an impaired debt security before recovery of its amortized cost basis, and the issuers of the securities are creditworthy, no other-than-temporary impairment is deemed to exist.
Item 4. Controls and Procedures
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
In addition, there were no changes to our internal controls during the quarter ended April 4, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
     Before deciding to purchase, hold, or sell our securities, you should be aware that our business faces numerous financial and market risks, including those described below, as well as general economic and business risks. The following discussion provides information concerning the material risks and uncertainties that we have identified and believe may adversely affect our business, our financial condition, and our results of operations. Before deciding to purchase, hold, or sell our securities, you should carefully consider these risks and uncertainties, together with all of the other information included in this Quarterly Report on Form 10-Q.
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
     Our quarterly revenues and operating results are affected, both positively and negatively, by fluctuations in general economic conditions and in the specific economic conditions affecting the semiconductor industry. Overall conditions in the worldwide economy and financial markets in general, and in the semiconductor industry in particular, have improved since the second half of 2008, but visibility continues to be limited and forecasting remains extremely difficult. Our failure, or the failure of our distributors, to accurately forecast customer demand for our products could adversely (and perhaps materially) affect our operating efficiencies and quarterly financial results.
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
     In a typical semiconductor manufacturing process, silicon wafers produced by a foundry are sorted and cut into individual die, which are then assembled into individual packages and tested. The manufacture, assembly, and testing of semiconductor products is highly complex and subject to a wide variety of risks, including defects in photomasks, impurities in the materials used, contaminants in the environment, and performance failures by personnel and equipment. In addition, we may not discover defects or other errors in new products until after we have commenced volume production. Semiconductor products intended for military and aerospace applications and new products, such as our SmartFusion, ProASIC 3, and Igloo FPGAs, are often more complex and more difficult to produce, increasing the risk of manufacturing- and design-related defects. Our failure to effect scheduled shipments by the end of a quarter due to production difficulties or other unexpected supply constraints would adversely (and perhaps materially) affect our quarterly revenues.
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
     Our net inventories were $38.4 million as of April 4, 2010 compared with $37.3 million as at January 3, 2010. We determined (as part of our normal quarterly inventory review) that reserves for excess inventory of $13.3 million, $0.6 million, and $1.2 million were required as of the end of the second, third, and fourth quarters of 2009, respectively. If we conclude in the future that additional inventory write-downs are required, our operating results for the periods in which the write-downs occur would also be adversely (and perhaps materially) affected.
Risks Related to Our Business Strategies
     Our short- and long-term revenues and operating results are dependent in large part upon the success of our business strategies, which include developing and offering FPGAs to markets in which we believe our technologies have a competitive advantage, such as the radiation-tolerant mixed-signal and value-based FPGA markets, and conducting more of our operations offshore (i.e., overseas) in order to reduce costs. Our failure to execute any of our business strategies, or the failure of any of our business strategies to achieve the desired results, could (and probably would) have an adverse (and perhaps material) effect on our business, financial condition, and/or operating results.
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
     Our experience generally suggests that the development and market risks related to new products are greatest when we attempt to develop products based in whole or in part on technologies with which we have limited experience. During 2005, we introduced our Actel Fusion mixed-signal technology, which integrates analog capabilities, flash memory, and FPGA fabric into a single mixed-signal FPGA that may be used with soft processor cores. Before the development of Actel Fusion mixed-signal FPGAs, we had limited experience with analog circuitry and soft processor cores and no experience with mixed-signal FPGAs. As our experience also suggests, the development and market risks related to the second-generation product, SmartFusion, ought to be significantly lower. Unlike Fusion, which relies primarily on soft 8-bit cores to provide processing functionality, SmartFusion integrates a hard 32-bit microcontroller from ARM.
     To realize the advantages of being the initial entrant in the mixed-signal FPGA market, we needed to understand the market, the competition, and the value proposition; identify the early adopters and understand their buying process, decision criteria, and support requirements; and select the appropriate sales channels and provide the appropriate customer service, logistical, and technical support, including training. Meeting these challenges has been a priority for Actel generally and for our sales and marketing organizations in particular. While Actel Fusion has achieved limited success, a great deal of understanding and experience has been gained, which we are applying to SmartFusion. Nonetheless, the risks associated with the market acceptance of SmartFusion are still substantial. When entering a new market, the first-mover typically faces the greatest technological and market challenges, and that remains true of the mixed-signal FPGA market. Our failure to meet these challenges could have a materially adverse effect on our business, financial condition, and/or operating results.
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
     During the first quarter of 2009, we announced a Company-wide restructuring plan that, in conjunction with cost-reduction initiatives taken in the fourth quarter of 2008, is expected to result in a quarterly reduction in expenses of $6.5 million in the third quarter of 2010 compared with the third quarter of 2008. From the fourth quarter of 2008 through first quarter of 2010, we have incurred $5.0 million for severance and other costs related to reductions in force. In addition, the Company has recorded $5.5 million in restructuring costs related to asset impairments. The Company expects to record approximately $1.1 million in additional reduction in force expenses through the second quarter of 2010. In addition, the Company anticipates expenses of $1.6 million in 2010 to relocate employees and inventory to other facilities and sublease excess capacity, and approximately $1.7 million for leasehold improvements for the relocation.
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
     As is common in the semiconductor industry, we have experienced, and expect to experience in the future, difficulties and delays in achieving satisfactory, sustainable yields on new products. The fabrication of wafers is complex, requiring a high degree of technical skill, state-of-the-art equipment, and effective cooperation between Actel and the foundry to produce acceptable yields. Minute impurities, errors in any step of the fabrication process, defects in the photomasks used to print circuits on a wafer, and other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to be non-functional. Yield problems increase the cost of our new products as well as time it takes us to bring them to market, which can create inventory shortages and dissatisfied customers. Any prolonged inability to obtain adequate yields or make deliveries of new products could have a materially adverse effect on our business, financial condition, and/or operating results.
New products generally have lower gross margins.
     Our gross margin is the difference between the amount it costs us to make our products and the revenues we receive from the sale of those products. We must generally sell new products at low gross margins in order to win designs, establish a market for the products, and create demand for volume production, which is an important variable affecting the cost of our products. Another important variables affecting the cost of our products is manufacturing yields. With our customized manufacturing process requirements, we almost invariably experience difficulties and delays in achieving satisfactory, sustainable yields on new products. The lower gross margins typically associated with new products could have a materially adverse effect on our operating results.
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
     All existing FPGAs not based on antifuse technology and certain CPLDs are reprogrammable. The one-time programmability of our antifuse FPGAs is necessary or desirable in some applications, but logic designers generally prefer to develop using a reprogrammable logic device. This is because the designer can reuse the device if an error is made. The visibility associated with discarding a one-time programmable device often causes designers to select a reprogrammable device even when an alternative one-time programmable device offers significant advantages. This bias in favor of designing with reprogrammable logic devices appears to increase as the size of logic devices increases. We have attempted to overcome this competitive disadvantage by offering reprogrammable flash devices, but antifuse FPGAs account for the bulk of our revenues and will continue to do so for some time.

Our technologies are not manufactured on standard processes, which is a competitive disadvantage.
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
     We recognized 63% of our net revenues through the distribution sales channel in the first quarter of 2010 compared with 72% in the fourth quarter of 2009 and 67% in the first quarter of 2009. Our distributors offer products of several different companies, so they may reduce their efforts to win new designs or sell our products or give higher priority to other products. This is particularly a concern with respect to any distributor that also sells products of our direct competitors. A reduction in design wins or sales effort, termination of relationship, failure to pay for products, or discontinuance of operations because of financial difficulties or for other reasons by one or more of our current distributors could have a materially adverse effect on our business, financial condition, and/or operating results.

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
     We purchase all of our wafers from foreign foundries and have almost all of our commercial products assembled, packaged, and tested by subcontractors located outside of the United States. In addition, beginning in the fourth quarter of fiscal 2008, we initiated a restructuring program in order to reduce our operating costs and focus our resources on key strategic priorities. A part of our restructuring plan involves (i) increased offshoring, as a result of which many of our internal engineering, marketing, sales, and support functions will be conducted by employees located outside of the United States, and (ii) increased outsourcing, as a result of which many of our operational functions will be conducted by contractors located outside of the United States. These activities are subject to the uncertainties associated with international business operations, including trade barriers and other restrictions, changes in trade policies, governmental regulations, currency exchange fluctuations, reduced protection for intellectual property, war and other military activities, terrorism, changes in social, political, or economic conditions, and other disruptions or delays in production or shipments, any of which could have a materially adverse effect on our business, financial condition, and/or operating results. Our employees and facilities located outside of the United States are also subject to local regulation.
We depend on international sales for a substantial portion of our revenues.
     Sales to customers outside North America accounted for 46%, 45% and 48% of net revenues for the three months ended April 4, 2010, January 3, 2010, and April 3, 2009, respectively, and we expect that international sales will continue to represent a significant portion of our total revenues. International sales are subject to the risks described above as well as generally longer payment cycles, greater difficulty collecting accounts receivable, and currency restrictions. We also maintain foreign sales offices to support our international customers, distributors, and sales representatives, which are subject to local regulation.
     In addition, international sales are subject to the export, import, and other security laws and regulations of the United States and other countries. Unlike our older RTSX-S space-grade FPGAs, our newer RTAX-S space-grade FPGAs are subject to the International Traffic in Arms Regulations (ITAR), which are administered by the U.S. Department of State. ITAR controls not only the export of products, but also the export of related technical data and defense services as well as foreign production. While we believe that we have obtained and will continue to obtain all required licenses for RTAX-S FPGA exports, we have undertaken corrective actions with respect to the other ITAR controls and are implementing improvements in our internal compliance program. If the corrective actions and improvements were to fail or be ineffective for a prolonged period of time, it could have a materially adverse effect on our business, financial condition, and/or operating results. Changes in United States export laws or regulations (or in the administration of such laws and regulations) that require us to obtain additional export licenses can cause significant shipment delays, as was the case in connection with a recent determination by the U.S. Department of State that our RTSX-SU space-grade FPGAs (a slightly modified version of our RTSX-S FPGAs manufactured for Actel by UMC in Taiwan) are subject to the ITAR. In addition, the fact that our RTAX-S and RTAX-SU space-grade FPGAs are ITAR-controlled makes them less attractive to foreign customers, which could have a materially adverse effect on our business, financial condition, and/or operating results. Any future restrictions or assessments imposed by the United States or any other country on our international sales or sales offices could have a materially adverse effect on our business, financial condition, and/or operating results.

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
     During the second half of 2008, the global economy experienced a downturn due to the subprime lending crisis, general credit market crisis, collateral effects on the finance and banking industries, concerns about liquidity, slower economic activity, increased unemployment rates, decreased consumer confidence, reduced corporate profits and capital spending, and generally adverse business conditions. The worldwide economic downturn caused many of our customers to curtail their spending, which in turn caused sharp declines in our revenues and operating results. Any future downturns in the global economy may have similar adverse effects on our business, financial condition, and/or operating results.
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
     In February 2010, we announced that John C. East will retire as President and Chief Executive Officer of the Company and as a member of the Board of Directors. He will remain in his current role until a new Chief Executive Officer is in place, and will then serve as a consultant until August 2, 2011. Our Board of Directors has retained an executive search firm and formed a committee to conduct a search for a new President and Chief Executive Officer. Mr. East is participating in the search, which includes both internal and external candidates. Our Board may not be able to identify and hire a suitable successor in the anticipated time period and the succession process may cause disruptions to our business.

We have some arrangements that may not be neutral toward a potential change of control and our Board of Directors could adopt others.
     We have adopted an Employee Retention Plan that provides for payment of a benefit to our employees who hold unvested stock options, stock appreciation rights (SARs), or restricted stock units (RSUs) in the event of a change of control. Payment is contingent upon the employee remaining employed for six months after the change of control (unless the employee is terminated without cause during the six months). Each of our executive has also entered into a Management Continuity Agreement, which provides for the acceleration of stock options, SARs, and RSUs unvested at the time of a change of control in the event the executive’s employment is actually or constructively terminated other than for cause following the change of control. While these arrangements are intended to make executive and other employees neutral towards a potential change of control, they could have the effect of biasing some or all executive or employees in favor of a change of control.
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
Like many other stocks, the price of our Common Stock was adversely affected by the global economic crisis that began in 2008 and our stock price may similarly be subject to future declines.
If our stock price declines sufficiently, we may write down our goodwill, which could have a materially adverse affect on our operating results.
     We account for goodwill and other intangible assets under Goodwill and Other Intangible Assets. Under this standard, goodwill is tested for impairment annually or more frequently if certain events or changes in circumstances indicate that the carrying amount of goodwill exceeds its implied fair value. The two-step impairment test identifies potential goodwill impairment and measures the amount of a goodwill impairment loss to be recognized (if any). The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. We are a single reporting unit under Goodwill and Other Intangible Assets, so we use an enterprise approach to determine our total fair value. Since the best evidence of fair value is quoted market prices in active markets, we start with our market capitalization as the initial basis for the analysis. We also consider other factors including control premiums from observable transactions involving controlling interests in comparable companies as well as overall market conditions. As long as we determine our total enterprise fair value is greater than our book value and we remain a single reporting unit, our goodwill will be considered not impaired, and the second step of the impairment test under Goodwill and Other Intangible Assets will be unnecessary. If our total enterprise fair value were to fall below our book value, we would proceed to the second step of the goodwill impairment test, which measures the amount of impairment loss by comparing the implied fair value of our goodwill with the carrying amount of our goodwill. As a result of this analysis, we may be required to write down our goodwill, and recognize a goodwill impairment loss, equal to the difference between the book value of goodwill and its implied fair value.

If our long-lived assets become impaired, our operating results will be adversely affected.
     Goodwill and Other Intangible Assets also requires that intangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable in accordance with Impairment or Disposal of Long Live Assets. During the second quarter of 2009, we recorded non-cash asset impairment charges totaling $5.5 million for certain manufacturing fixed assets that were determined to be in excess of current and expected future manufacturing requirements. Circumstances may arise in the future, such as a sustained decline in our forecasted cash flows, indicating that the carrying value of other long-lived assets may be impaired. If we are required to record a charge to earnings because an impairment of our long-lived assets is determined, our operating results will be adversely effected for the periods in which the charge is recorded.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES
				(d)
			(c)	Maximum Number (or
			Total Number of	Approximate Dollar
	(a)	(b)	Shares (or Units)	Value) of Shares (or
	Total Number of	Average Price Paid	Purchased as Part of	Units) that May Yet Be
	Shares (or Units)	per	Publicly Announced	Purchased Under the
Period	Purchases	Share (or Unit)	Plans or Programs	Plans or Programs
Month #1 (identify beginning and ending dates)	0	0	5,326,258	1,673,742
Month #2	70,300
(identify beginning and ending dates)	2-10-10 to 2/26/10	$12.40	5,396,558	1,603,442
Month #3	184,437
(identify beginning and ending dates)	3-1/10 to 4/1/10	$13.76	5,580,995	1,419,005
Total	254,737	$13.39	5,580,995	1,419,005

Item 6.	Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTEL CORPORATION
Date: May 14, 2010	/s/ Maurice E. Carson
Maurice E. Carson
Executive Vice President and Chief Financial Officer (on behalf of Registrant) (as Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.