Form 10-Q
period 2010-07-04
ACTEL CORP
filed 2010-08-13
CIK 907687

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2010
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-21970

ACTEL CORPORATION
(Exact name of Registrant as specified in its charter)

California	77-0097724
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2061 Stierlin Court
Mountain View, California	94043-4655
(Address of principal executive offices)	(Zip Code)
(650) 318-4200
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

[ ] Large accelerated filer	[x] Accelerated filer	[ ] Non-accelerated filer	[ ] Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

Number of shares of Common Stock outstanding as of August 11, 2010: 26,246,919

PART 1 — FINANCIAL INFORMATION

Item 1. Financial Statements

ACTEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	Jul. 4, 2010	Jul. 5, 2009	Jul. 4, 2010	Jul. 5, 2009
Net revenues	$57,776	$45,227	$110,039	$93,686
Costs and expenses:
Cost of revenues	21,515	32,595	41,256	53,380
Research and development	15,244	15,326	29,971	31,719
Selling, general, and administrative	15,041	13,659	30,054	27,149
Restructuring and asset impairment charges	1,314	5,594	1,328	6,713
Amortization of acquisition related intangibles	193	192	386	385
Total costs and expenses	53,307	67,366	102,995	119,346
Income (loss) from operations	4,469	(22,139)	7,044	(25,660)
Interest income and other, net of expense	432	776	1,029	2,528
Income (loss) before tax provision	4,901	(21,363)	8,073	(23,132)
Tax provision	95	23,778	329	24,965
Net income (loss)	$4,806	$(45,141)	$7,744	$(48,097)
Net income (loss) per share:
Basic	$0.18	$(1.73)	$0.29	$(1.84)
Diluted	$0.18	$(1.73)	$0.29	$(1.84)
Shares used in computing net income (loss) per share:
Basic	26,218	26,146	26,265	26,087
Diluted	26,528	26,146	26,528	26,087

See Notes to Unaudited Condensed Consolidated Financial Statements

ACTEL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	Jul. 4, 2010	Jan. 3, 2010 (1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$35,558	$45,994
Short-term investments	124,454	106,007
Accounts receivable, net	44,121	19,112
Inventories	36,417	37,324
Deferred income taxes	1,729	1,729
Prepaid expenses and other current assets	6,237	8,166
Total current assets	248,516	218,332
Long-term investments	2,812	663
Property and equipment, net	20,651	22,969
Goodwill and other intangible assets, net	34,553	34,939
Other assets, net	28,960	30,099
Total assets	$335,492	$307,002
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$16,334	$10,262
Accrued compensation and employee benefits	8,826	8,206
Accrued licenses	4,298	4,996
Other accrued liabilities	4,859	5,422
Deferred income on shipments to distributors	39,917	22,867
Total current liabilities	74,234	51,753
Deferred compensation plan liability	5,428	5,470
Deferred rent liability	1,274	1,590
Accrued sabbatical compensation	2,844	2,805
Other long-term liabilities, net	10,897	11,921
Total liabilities	94,677	73,539
Commitments and contingencies (Notes 9 and 10)
Shareholders' equity:
Common stock	26	26
Additional paid-in capital	244,838	242,109
Accumulated deficit	(4,390)	(9,250)
Accumulated other comprehensive income	341	578
Total shareholders' equity	240,815	233,463
Total liabilities and shareholders' equity	$335,492	$307,002
____________

(1)    Derived from audited financial statements included in the Form 10-K filed with the Securities and Exchange Commission for the year ended January 3, 2010 (“2009 Form 10-K”).

See Notes to Unaudited Condensed Consolidated Financial Statements

ACTEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	Jul. 4, 2010	Jul. 5, 2009
Operating activities:
Net income (loss)	$7,744	$(48,097)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,474	12,253
Stock compensation expenses	4,422	3,565
Deferred income taxes	—	24,665
Changes in operating assets and liabilities:
Accounts receivable, net	(25,009)	(14,321)
Inventories	887	20,127
Prepaid expenses and other current assets	1,929	(287)
Other assets, net	1,149	(5,939)
Accounts payable, accrued compensation and employee benefits, and other accrued liabilities	4,118	(5,214)
Deferred income on shipments to distributors	17,050	5,954
Net cash provided by (used in) operating activities	18,764	(7,294)
Investing activities:
Purchases of property and equipment	(3,652)	(3,527)
Purchases of available-for-sale securities	(49,462)	(30,762)
Sales of available-for-sale securities	4,738	5,963
Maturities of available-for-sale securities	23,744	27,465
Changes in other long term assets	(11)	123
Net cash used in investing activities	(24,643)	(738)
Financing activities:
Issuance of common stock under employee stock plans	2,446	2,358
Tax withholding on restricted stock	(504)	(313)
Repurchase of common stock	(6,499)	—
Net cash (used in) provided by financing activities	(4,557)	2,045
Net decrease in cash and cash equivalents	(10,436)	(5,987)
Cash and cash equivalents, beginning of period	45,994	49,639
Cash and cash equivalents, end of period	$35,558	$43,652
Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes, net	$269	$240
Accrual for obligations under long-term license agreement	$2,791	$9,489

See Notes to Unaudited Condensed Consolidated Financial Statements

ACTEL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Actel Corporation have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make judgments, estimates, and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

Actel Corporation and its consolidated subsidiaries are referred to as “we,” “us,” or “our.” Our fiscal year ends the first Sunday on or after December 31, and our fiscal quarters end the first Sunday on or after March 31, June 30, and September 30.

These unaudited condensed consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in our 2009 Form10-K filed with the Securities and Exchange Commission. The results of operations for the six months ended July 4, 2010, are not necessarily indicative of future operating results.

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

Our available-for-sale securities are classified within Level 1 or Level 2 of the fair-value hierarchy. The types of securities valued based on Level 1 inputs include money market securities. The types of securities valued based on Level 2 inputs include U.S. government agency notes, corporate and municipal bonds, and asset-backed obligations. The Company uses observable pricing inputs, including reported trades and broker/dealer quotes, for valuing Level 2 securities.

The following table summarizes our financial instruments measured at fair value on a recurring basis in accordance with Fair Value Measurements and Disclosures as of July 4, 2010, and January 3, 2010 (in thousands):

July 4, 2010	Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
Money market mutual funds	$10,291	$10,291	$—	$—
Asset backed obligations	10,027	—	10,027	—
Commercial paper	9,644	—	9,644	—
Corporate bonds	24,550	—	24,550	—
U.S. Treasury obligations	7,222	7,222		—
U.S. government agency securities	37,308	—	37,308	—
Bonds issued by foreign countries	19,140	—	19,140	—
Municipal bonds	5,582	—	5,582	—
Certificate of Deposit	1,052	—	1,052	—
Floating rate notes	18,039	—	18,039	—
Total available-for-sale securities	$142,855	$17,513	$125,342	—

January 3, 2010	Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
Money market mutual funds	$17,147	$17,147	—	—
Asset backed obligations	11,208	—	11,208	—
Commercial paper	9,583	—	9,583	—
Corporate bonds	27,662	—	27,662	—
U.S. Treasury obligations	7,210	7,210		—
U.S. government agency securities	25,781	—	25,781	—
Bonds issued by foreign countries	10,483	—	10,483	—
Municipal bonds	7,090	—	7,090	—
Certificate of Deposit	1,000	—	1,000	—
Floating rate notes	15,838	—	15,838	—
Total available-for-sale securities	$133,002	$24,357	$108,645	—

We periodically evaluate instruments in our investment portfolio for indicators of impairment. In determining whether an impairment is other than temporary, our evaluation includes a review of:

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

Although the current credit environment continues to be volatile and uncertain, we do not believe that sufficient evidence exists at this point in time to conclude that any of our investments have experienced an other-than-temporary impairment in the six months ended July 4, 2010. We continue to monitor our investments closely to determine if additional information becomes available that may have an adverse effect on the fair value and ultimate realizability of our investments.

Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in shareholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion (loss) of discounts to maturity. Such amortization and accretion is included in interest income and other, net of expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income and other, net of expense.

Realized gains and losses from sales of available-for-sale securities included in net income (loss) for the periods presented are reported in interest income and other, net of expense, on the condensed consolidated statements of operations, as follows:

	Three Months Ended		Six Months Ended
	Jul. 4, 2010	Jul. 5, 2009	Jul. 4, 2010	Jul. 5, 2009
	(unaudited, in thousands)
Gross realized gains	$19	$3	$41	$8
Gross realized losses	(126)	—	(126)	—

The following is a summary of available-for-sale securities at July 4, 2010, and January 3, 2010:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
	(In thousands)
July 4, 2010
Money market mutual funds	$10,291	—	—	$10,291
Asset backed obligations	10,323	151	(447)	10,027
Commercial paper	9,645	—	(1)	9,644
Corporate bonds	24,244	325	(19)	24,550
U.S. Treasury obligations	7,155	67	—	7,222
U.S. government agency securities	36,882	437	(11)	37,308
Bonds issued by foreign countries	19,098	80	(38)	19,140
Municipal bonds	5,544	39	(1)	5,582
Certificate of Deposit	1,052	—	—	1,052
Floating rate notes	18,038	32	(31)	18,039
Total available-for-sale securities	$142,272	$1,131	$(548)	$142,855
Included in cash and cash equivalents				$15,589
Included in short term investments				124,454
Included in long term investments				2,812
Total available-for-sale securities				$142,855

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
	(In thousands)
January 3, 2010
Money market mutual funds	$17,147	—	—	$17,147
Asset backed obligations	11,437	214	(443)	11,208
Commercial paper	9,582	1	—	9,583
Corporate bonds	27,184	512	(34)	27,662
U.S. Treasury obligations	7,140	73	(3)	7,210
U.S. government agency securities	25,285	516	(20)	25,781
Bonds issued by foreign countries	10,418	77	(12)	10,483
Municipal bonds	7,062	31	(3)	7,090
Certificate of Deposit	1,000	—	—	1,000
Floating rate notes	15,779	63	(4)	15,838
Total available-for-sale securities	$132,034	$1,487	$(519)	$133,002
Included in cash and cash equivalents				$26,332
Included in short term investments				106,007
Included in long term investments				663
Total available-for-sale securities				$133,002

The following is a summary of available-for-sale securities that were in an unrealized loss position as of July 4, 2010:

	Aggregate Value of Unrealized Loss	Aggregate Fair Value of Investments
	(In thousands)
Unrealized loss position for less than twelve months	$(108)	$28,684
Unrealized loss position for greater than or equal to twelve months	$(440)	$560

It is our intention to hold securities in an unrealized loss position for a period of time sufficient to allow for an anticipated recovery of fair value up to (or greater than) the cost of the investment. In addition, we have assessed the creditworthiness of the issuers of the securities and concluded that an other-than-temporary impairment of these securities did not exist at July 4, 2010. At July 4, 2010 and January 3, 2010, we classified $2.8 million and $0.7 million, respectively, of the investments we intend to hold to recovery as long-term because these investment securities have been in an unrealized loss position for more than six months and carry maturity dates more than twelve months from the balance sheet date.

The expected maturities of our investments in debt securities at July 4, 2010, are shown below. Expected maturities can differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(In thousands)
Available-for-sale debt securities:
Due in less than one year	$103,601
Due in one to five years	28,403
Due in five to ten years	—
Due greater than ten years	560
$132,564

3. Stock Based Compensation

The Employee Stock Purchase Plan (“ESPP”) gives employees the opportunity to purchase shares of common stock through payroll deductions. The Company recorded $1.0 million and $1.2 million of stock-based compensation expense related to the ESPP for the three and six months ended July 4, 2010, respectively, and $0.4 million and $0.9 million for the three and six months ended July 5, 2009, respectively.

The Company granted 691,811 stock options and awards in the second quarter of 2010. A majority of these were annual grants awarded to employees. The balance was routine new hire and promotion grants.

The Company recorded $2.7 million and $4.4 million of stock-based compensation expense for the three and six months ended July 4, 2010, respectively, and $1.9 million and $3.6 million for the three and six months ended July 5, 2009, respectively.

4. Credits to Distributors

We sell our products to original equipment manufacturers (OEMs) and to distributors who resell our products to OEMs or their contract manufacturers. We recognize revenue on products sold to our OEMs upon shipment. Sales to our distributors are generally made under agreements allowing for price adjustments, credits, and right of return under certain circumstances, so we generally defer recognition of revenue on products sold to distributors until the products are resold by the distributor and price adjustments are determined, at which time our final net sales price is fixed. Deferred revenue net of the corresponding deferred cost of sales is recorded in “Deferred income on shipments to distributors” in the liability section of the condensed consolidated balance sheet. Deferred income effectively represents the gross margin on the sale to the distributor; however, the amount of gross margin we recognize in future periods will be less than the originally recorded deferred income as a result of negotiated price concessions. Distributors resell our products to end customers at negotiated prices that vary based on the end customer, product, quantity, geography, and competition. When a distributor's resale is priced at a discount from list price, we often credit back to the distributor a portion of the original purchase price after the resale transaction is complete. Thus, a portion of the deferred income on shipments to distributors carried on our balance sheet will be credited back to the distributor in the future. Based upon historical trends and inventory levels on hand at each of our distributors as of July 4, 2010, we currently estimate that $15.2 million of the deferred income on shipments to distributors on the Company's consolidated balance sheet as of July 4, 2010, will be credited back to the distributors in the future. These amounts will not be recognized as revenue or gross margin in our consolidated statement of operations. As of July 4, 2010, we had $47.1 million of deferred revenue and $7.2 million of deferred cost of goods sold recorded as $39.9 million of net deferred income on shipments to distributors. As of January 3, 2010, we had $28.1 million of deferred revenue and $5.2 million of deferred cost of goods sold recorded as $22.9 million of net deferred income on shipments to distributors.

Our payment terms generally require the distributor to settle amounts owed to us based on list price, which generally are in excess of the distributor's actual cost due to price adjustments and credits. Accordingly, we credit back to the distributor a portion of the original purchase price, usually within 30 days after the resale transaction has been reported to the Company. This practice has an adverse effect on the working capital of our distributors since they are required to pay the full list price to Actel and receive a discount only after the product has been sold. As a consequence, beginning in the third quarter of fiscal 2007, we entered into written business arrangements with certain distributors under which we issue advance credits to the distributors to minimize the adverse effect on the distributor's working capital. The advance credits amount to a month of estimated credits based on the average of actual historical credits over the prior quarter. The advance credits are updated and settled on a quarterly basis. The advance credits do not affect our revenue recognition because revenue from distributors is not recognized until they resell our products, but the advance credits reduce our accounts receivable and deferred income on shipments to distributors as reflected in our condensed consolidated balance sheets. The amount of the advance credits were $7.9 million as of July 4, 2010, which was already netted against deferred income on shipments to distributors of $39.9 million, and $6.7 million as of January 3, 2010, which was already netted against deferred income on shipments to distributors of $22.9 million.

5. Goodwill and Other Intangible Assets

Goodwill is recorded when consideration paid in an acquisition exceeds the fair value of the net tangible and intangible assets acquired. We do not amortize goodwill, but instead test for impairment annually or more frequently if certain triggering events or changes in circumstances indicate that the carrying value may not be recoverable. We completed our annual goodwill impairment tests during the fourth quarter of 2009 and noted no indicators of impairment. There were no triggering events that would lead us to believe our goodwill has been impaired during the first or second quarters of 2010.

Our goodwill and other intangible assets, net, were $34.6 million at the end of the second quarter of 2010 and $34.9 million at the end of the fourth quarter of 2009. As a result of the Pigeon Point Systems acquisition during the third quarter of 2008, we recorded $0.2 million and $0.4 million in amortization of identified intangible assets for the six month periods ended July 4, 2010, and July 5, 2009, respectively.

6. Inventories

Inventories consist of the following:

	Jul. 4, 2010	Jan. 3, 2010
	(In thousands)
Inventories:	$7,703	$8,948
Purchased parts and raw materials	21,545	16,743
Work-in-process	7,169	11,633
Finished goods	$36,417	$37,324

Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value). We believe that a certain level of inventory must be carried to maintain an adequate supply of product for customers. This inventory level may vary based upon orders received from customers or internal forecasts of demand for these products. Other considerations in determining inventory levels include the stage of a product in the product life cycle, design win activity, manufacturing lead times, customer demand, strategic relationships with foundries, and competitive situations in the marketplace.

We write down our inventory for estimated obsolescence or lack of sales activity in an amount equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future demand and market conditions. To address this difficult, subjective, and complex area of judgment, we apply a methodology that includes assumptions and estimates to arrive at the net realizable value. First, we identify any inventory that has been previously written down in prior periods. Second, we examine inventory line items that may not conform with electrical and mechanical standards. Third, we assess the inventory not otherwise identified to be written down against product history and forecasted demand. Finally, we analyze the result of this methodology in light of the product life cycle, design win activity, and competitive situation in the marketplace to derive an outlook for consumption of the inventory and the appropriateness of the resulting inventory levels. If actual future demand or market conditions are less favorable than those we have projected, additional inventory write-downs may be required. The write-down of any inventory will adversely, and perhaps materially, affect our operating results for the quarter in which the write-down is taken.

Inventory at July 4, 2010, and January 3, 2010, included $8.2 million and $4.8 million of net inventory purchased in last-time buys, respectively.

7. Net Income (Loss) per Share

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	Jul. 4, 2010	Jul. 5, 2009	Jul. 4, 2010	Jul. 5, 2009
	(Unaudited, in thousands except per share amounts)
Basic:
Weighted-average common shares outstanding	26,218	26,146	26,265	26,087
Net income (loss)	$4,806	$(45,141)	$7,744	$(48,097)
Net income (loss) per share	$0.18	$(1.73)	$0.29	$(1.84)
Diluted:
Weighted-average common shares outstanding	26,218	26,146	26,265	26,087
Net effect of dilutive employee stock options, unvested restricted stock and ESPP shares - based on the treasury stock method	310	—	263	—
Shares used in computing net income (loss) per share	26,528	26,146	26,528	26,087
Net income (loss)	$4,806	$(45,141)	$7,744	$(48,097)
Net income (loss) per share	$0.18	$(1.73)	$0.29	$(1.84)

Basic earnings per share is calculated using net earnings and the weighted-average number of shares of common stock outstanding during the period reported. Diluted earnings per share are calculated similarly, except that the weighted-average number of common shares outstanding during the period is increased by the number of additional shares of common stock that would have been outstanding if dilutive potential shares of common stock had been issued. The dilutive effect of potential common stock (including outstanding stock options, unvested restricted stock, ESPP shares, and non-employee director stock options) is reflected in diluted earnings per share by application of the treasury stock method, which includes consideration of share-based compensation. The following table sets forth the weighted average number of potentially dilutive shares that were excluded from diluted net income per share because their inclusion would have had an anti-dilutive effect on net income per share:

	Three Months Ended		Six Months Ended
	Jul. 4, 2010	Jul. 5, 2009	Jul. 4, 2010	Jul. 5, 2009
Potentially dilutive shares related to:
Stock options, SARs, unvested restricted stock and ESPP	4,522,081	6,540,774	5,406,498	6,406,241

8. Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, are as follows:

	Three Months Ended		Six Months Ended
	Jul. 4, 2010	Jul. 5, 2009	Jul. 4, 2010	Jul. 5, 2009
	(In thousands)
Net income (loss)	$4,806	$(45,141)	$7,744	$(48,097)
Change in gain (loss) on available-for-sale securities, net of tax amounts of ($200), $700, ($180) and $619, respectively	(318)	1,116	(289)	987
Reclassification adjustment for gains (losses) included in net income (loss), net of tax amounts of $41, ($1), $33, and ($3), respectively	65	(2)	52	(5)
Other comprehensive income (loss), net of tax amounts of ($159), $699, ($147), and $616, respectively	(253)	1,114	(237)	982
Total comprehensive income (loss)	$4,553	$(44,027)	$7,507	$(47,115)

Accumulated other comprehensive income (loss) is presented on the accompanying condensed consolidated balance sheets and consists of the accumulated net unrealized gain (loss) on available-for-sale securities.

9. Legal Matters and Loss Contingencies

From time to time we are notified of claims (including claims asserted against us or our customers) that our products may infringe patents or other intellectual property rights owned by others, or we otherwise become aware of conditions, situations, or circumstances involving uncertainty as to the existence of a liability or the amount of a loss. We have been named in a lawsuit filed in the United States District Court in Delaware by Commonwealth Research Group ("CRG"), which alleges that certain of our products infringe a patent owned by CRG. We have not yet been required to file an answer to the complaint in this case. When probable and reasonably estimable, we make provisions for estimated liabilities. As we sometimes have in the past, we may settle disputes and/or obtain licenses under patents that we are alleged to infringe. We can offer no assurance that any pending or threatened claim or other loss contingency will be resolved or that the resolution of any such claim or contingency will not have a materially adverse effect on our business, financial condition, and/or results of operations. Our failure to resolve a claim could result in litigation or arbitration, which can result in significant expense and divert the efforts of our technical and management personnel, whether or not determined in our favor. Our evaluation of the effect of these claims and contingencies could change based upon new information. Subject to the foregoing, we do not believe that the resolution of any pending or threatened legal claim or loss contingency is likely to have a materially adverse effect on our financial position as of July 4, 2010, or results of operations or cash flows for the quarter then ended.

10. Commitments

As of July 4, 2010, the Company had $13.3 million of remaining non-cancelable payment obligations expiring at various dates through 2012. The current portion of these obligations is recorded in “Accrued licenses” and the long-term portion of these obligations is recorded at net present value in “Other long-term liabilities, net” on the accompanying balance sheets. As of July 4, 2010, we had $0.5 million of license fees recorded in “Prepaid expenses and other current assets” and $22.5 million of license fees recorded in “Other assets, net.” In addition, we have a non-cancelable purchase commitment of $2.3 million for last-time-buy wafers from one of our suppliers over the next 12 months.

11. Shareholders' Equity

Our Board of Directors authorized a stock repurchase program in September 1998 for the purpose of replenishing some or all of the shares of Common Stock issued upon exercise of stock options and in connection with other stock compensation plans. Repurchases may be made in the open market or in privately negotiated transactions. In the three and six months ending July 4, 2010, we repurchased 233,724 shares for $3.1 million and 488,461 shares for $6.5 million, respectively. To date, Actel's Board of Directors has authorized the repurchase of 7,000,000 shares, 5,814,719 shares of Common Stock have been repurchased, and the Company has remaining authority to repurchase 1,185,281 shares. To facilitate repurchases under the Company's stock repurchase program, Actel's Board of Directors has adopted a plan under Rule 10b5-1 of the Securities and Exchange Commission. Under the Rule 10b5-1 plan, the Company repurchases shares of Actel Common Stock whenever the price and other criteria set forth in the plan are met, including times when the Company would not otherwise be in the market due to the Company's trading policies or the possession of material non-public information.

12. Restructuring and Asset Impairment

Reductions in Force

During the fourth quarter of fiscal 2008, we initiated a restructuring program to reduce our operating costs and focus our resources on key strategic priorities. A total of 157 full-time positions have been eliminated globally as of July 4, 2010. In connection with this restructuring plan, we recorded restructuring charges totaling $1.3 million and $1.2 million related to termination benefits in the first six months of both 2010 and 2009, respectively. Restructuring charges consisted primarily of employee compensation and related charges, including stock-based compensation expenses. Restructuring charges of $0.5 million remain on our condensed consolidated balance sheet as of July 4, 2010 and are included in “Accounts payable” and “Accrued compensation and employee benefits”. The remaining accrual associated with these termination benefits is expected to be substantially paid during the third quarter of 2010.

The following summarizes our restructuring activity:

Restructuring Liabilities (In thousands)
Restructuring charges for 2008	$2,424
Payments	(1,224)
Balance at January 4, 2009	1,200
Restructuring charges	2,593
Payments	(3,150)
Balance at January 3, 2010	643
Restructuring charges	14
Payments	(560)
Balance at April 4, 2010	97
Restructuring charges	1,314
Payments	(871)
Balance at July 4, 2010	$540

Impairment of Long-Lived Assets

During the first quarter of 2008, we began to experience significant increases in bookings for our commercial flash products, which include the Fusion, Igloo, and ProASIC3 product families. To support the expected ramp-up in manufacturing, we ordered additional testing and sorting equipment. However, the commercial accounts ordering these products were sufficiently impacted by the worldwide economic crisis beginning in the second half of 2008, that a significant number of these product orders were canceled and product sales did not materialize in the volumes originally forecasted. As a result, we recorded a non-cash impairment charge of $5.5 million during the second quarter of 2009 for certain manufacturing fixed assets that were determined to be excess to current and expected future manufacturing requirements and were taken out of service. Todate, the demand for these products has not increased sufficiently to require utilization of this equipment.

13. Income Taxes

The tax provision recorded for the three and six month periods ended July 4, 2010 was lower than the U.S. statutory tax rate of 35% due primarily to the benefit received from the utilization of net operating losses. The tax provision recorded for the three and six month periods ended July 5, 2009 was higher than the U.S. statutory tax rate of 35% due primarily to the creation of a full valuation allowance on the Company's deferred tax assets.

The Company's condensed consolidated balance sheets include deferred tax assets that consist of net operating loss carryovers, tax credit carryovers, depreciation and amortization, employee stock-based compensation expenses and deferred revenue that have a full valuation allowance recorded on these deferred tax assets. Management periodically evaluates the realizability of the Company's net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is principally dependent on the Company's ability to generate sufficient future taxable income to fully utilize these assets before they expire. The Company will maintain the full valuation allowance unless and until sufficient positive evidence exists to support reversal of the valuation allowance.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our Consolidated Financial Statements and the related “Notes to Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q, including “Management's Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industry in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are made in reliance upon the safe harbor provision of the Private Securities Litigation Reform Act of 1995 and are subject to a multitude of risks and uncertainties that could cause actual results to differ materially (and perhaps adversely) from those expressed in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report under the caption “Risk Factors” in Item 1A of Part II. We undertake no obligation to revise or update any forward-looking statements.

Overview

The purpose of this overview is to provide context for the discussion and analysis of our financial statements that follows by briefly summarizing the most important known trends and uncertainties, as well as the key performance indicators, on which our executives are primarily focused for both the short and long term.

We design, develop, and market FPGAs and supporting products and services. FPGAs are programmable logic devices (PLDs) that adapt the processing and memory capabilities of electronic systems to specific applications. We are the leading supplier of FPGAs based on antifuse and flash technologies. Both of these technologies are non-volatile, which means that (unlike FPGAs based on SRAM technology), they retain their programmed configuration after power is removed. While our flash-based FPGAs can be reprogrammed, our antifuse-based FPGAs can be programmed only once. While the one-time programmability of our antifuse based FPGAs is desirable in certain system-critical military and aerospace applications, commercial customers generally prefer reprogrammable PLDs. Our newest offering, called SmartFusion, is a flash-based mixed signal PLD that integrates microcontroller and analog circuitry with an FPGA. This product was announced in March of 2010 and, along with our existing Fusion, IGLOO, and ProASIC3 products, it is manufactured on 130nm flash process technology. We are also currently developing future FPGA products using 65nm flash process technology.

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

•
Key Indicators

Although we measure the condition and performance of our business in numerous ways, the key quantitative indicators that we generally use to manage the business are bookings, design wins, margins, yields and backlog. We also carefully monitor the progress of our product development efforts. Of these, we think that bookings, backlog and margins are the best indicators of short-term performance and that design wins and product development progress are the best indicators of long-term performance.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosure of contingent assets and liabilities. The U.S. Securities and Exchange Commission has defined critical accounting policies as those that are most important to the portrayal of our financial condition and results and also require us to make the most difficult, complex, and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Based upon this definition, our most critical policies include revenue recognition, inventory valuation, stock-based compensation, legal matters, goodwill and long-lived asset impairments, and income taxes. (We also have other key accounting policies that do not generally require us to make estimates and judgments, are as difficult or as subjective, or are less likely to have a material effect on our reported results of operations for a given period.) We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates. In addition, if these estimates or their related assumptions change, material expenses may be recognized on the condensed consolidated statements of operations for the periods in which we revise our estimates or assumptions. There were no significant changes in our critical accounting policies or estimates during the three and six months ended July 4, 2010, compared with the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended January 3, 2010.

Results of Operations

	Three Months Ended					Six Months Ended
	(a)	(b)	% Change	(c)	% Change	(d)	(e)	% Change
	Jul. 4, 2010	Apr. 4, 2010	(a-b)/b	Jul. 5, 2009	(a-c)/c	Jul. 4, 2010	Jul. 5, 2009	(d-e)/e
Net revenues	$57,776	$52,263	11%	$45,227	28%	$110,039	$93,686	17%
Gross margin	$36,261	$32,522	11%	$12,632	187%	$68,783	$40,306	71%
% of net revenues	63%	62%		28%		63%	43%
Research and development	$15,244	$14,727	4%	$15,326	(1)%	$29,971	$31,719	(6)%
% of net revenues	26%	28%		34%		27%	34%
Selling, general, and administrative	$15,041	$15,013	—%	$13,659	10%	$30,054	$27,149	11%
% of net revenues	26%	29%		30%		27%	29%
Restructuring and asset impairment charges	$1,314	$14	9,286%	$5,594	(77)%	$1,328	$6,713	(80)%
% of net revenues	2%	—%		12%		1%	7%
Tax provision (benefit)	$95	$234	(59)%	$23,778	(100)%	$329	$24,965	(99)%
% of net revenues	—%	—%		53%		—%	27%

Net Revenues

We derive our revenues primarily from the sale of FPGAs, which accounted for over 93% of net revenues in the second quarter of 2010, 94% in the first quarter of 2010, and 94% in the second quarter of 2009. FPGAs accounted for more than 94% and 93% of net revenues for the six months ended July 4, 2010, and July 5, 2009, respectively. Non-FPGA revenues are derived primarily from our Protocol Design Services organization, royalties, and the licensing of software and sale of hardware used to design and program our FPGAs.

The following table sets forth our revenues by technology:

	Three Months Ended
	Jul. 4, 2010	Apr. 4, 2010	% Change	Jul. 5, 2009	% Change
Flash	$16,406	$12,634	30%	$13,009	26%
Antifuse	37,502	36,559	3%	29,327	28%
Non-Silicon and royalties	3,868	3,070	26%	2,891	34%
Total	$57,776	$52,263	11%	$45,227	28%

	Six Months Ended
	Jul. 4, 2010	Jul. 5, 2009	% Change
Flash	$29,040	$24,792	17%
Antifuse	74,061	62,440	19%
Non-Silicon and royalties	6,938	6,454	7%
Total	$110,039	$93,686	17%

Our antifuse-based FPGAs consist of radiation-tolerant products for the space market and non-radiation tolerant products that are sold primarily to industrial and avionics customers. Sales of antifuse products comprised 65% of net revenues for the second quarter of 2010, 70% for the first quarter of 2010, and 65% for the second quarter of 2009. For the six months ended July 4, 2010 and July 5, 2009, sales of antifuse products accounted for 67% of net revenues. Our flash products are sold into military, avionics, industrial, communications, and consumer market segments. Sales of flash products comprised 28% of net revenues in second quarter of 2010, 24% for the first quarter of 2010, and 29% for the second quarter of 2009, respectively. Sales of flash products comprised 26% of net revenues for the six months ended July 4, 2010, and July 5, 2009. $2.4 million of the revenue in the second quarter of 2010 was a direct result of sales of last time buy inventory relating to earlier antifuse products. Our non silicon products are made up of royalties, systems and services.

Net revenues were $57.8 million for the second quarter of 2010, an increase of 11% from the first quarter of 2010. The increase resulted primarily from increases of $3.8 million in sales of flash products and $0.9 million in sales of radiation-tolerant antifuse and sales of other antifuse products. Sales of non-silicon products increased sequentially by $0.8 million. Growth in net revenues in the second quarter of 2010 was driven by the Industrial and Communications market segments.

Net revenues increased from the second quarter of 2009 to the second quarter of 2010 by 28%. The increase resulted primarily from $8.2 million in increased sales of radiation-tolerant and other antifuse products Sales of flash and non-silicon products increased by $3.4 million and $1 million respectively. Growth in net revenues in the second quarter of 2010 compared with second quarter of 2009 was driven by Military, Communication, and Industrial market segments. The increase in the Military market segment was due to increased sales of radiation-tolerant antifuse products.

Net revenues were $110.0 million for the six months of 2010, a 17% increase from the first six months of 2009. The increase resulted primarily from an $11.6 million increases in sales of radiation-tolerant antifuse products to satellite customers and sales of other antifuse products. Sales of flash and non-silicon products increased by $4.2 million and $0.5 million, respectively. The growth in net revenues in the first six months of 2010 compared to the first six months of 2009 was primarily due to the Military market segment with small increases in Automotive and Communications market segments.

We recognized 75% of our net revenues through the distribution sales channel in the second quarter of 2010 compared with 63% in the first quarter of 2010 and 71% in the second quarter of 2009. We generally do not recognize revenue on product shipped to a distributor until the distributor resells the product to its customer. The increase in net revenues through the distribution sales channel in the second quarter of 2010 was due to higher sales in all products and, particularly, radiation tolerant products sold in Europe.

Gross Margin

	Three Months Ended
	Jul. 4, 2010	Apr. 4, 2010	Change	Jul. 5, 2009	Change
	(a)	(b)	(a-b)	(c)	(a-c)
Revenue	$57,776	$52,263	$5,513	$45,227	$12,549
Cost of revenues	21,515	19,741	1,774	32,595	(11,080)
Gross profit	36,261	32,522	3,739	12,632	23,629
Gross margin	62.8%	62.2%	0.6%	27.9%	34.9%

	Six Months Ended
	Jul. 4, 2010	Jul. 5, 2009	Change
	(a)	(b)	(a-b)
Revenue	$110,039	$93,686	$16,353
Cost of revenues	41,256	53,380	(12,124)
Gross profit	68,783	40,306	28,477
Gross margin	62.5%	43.0%	19.5%

Gross profit dollars increased $3.7 million in the second quarter of 2010 compared with first quarter of 2010. Gross profit dollars increased due to improvements in volume, ASPs and costs. The margin percentage was impacted by the higher proportion of flash sales which generally carry a lower margin offset by lower charges for obsolete product. Second quarter 2009 gross profit dollars and gross margin was negatively affected by a $13.3 million write down of excess flash inventory and lower revenue.

Gross margin for the first six months of 2010 increased to 62.5% of net revenues compared with 43.0% for the first six months of 2009 due primarily to the $13.3 million write down of excess flash inventory in Q2 2009.

Research & Development (R&D)

R&D expenditures were $15.2 million, or 26% of net revenues, for the second quarter of 2010 compared with $14.7 million, or 28% of net revenues, for the first quarter of 2010 and $15.3 million, or 34% of net revenues, for the second quarter of 2009. R&D spending increased by $0.5 million in the second quarter of 2010 compared with the first quarter of 2010 due primarily to an increase of $0.5 million in outside services and materials associated with the development of 65 nanometer technology, an increase of $0.4 million in employee bonuses as result of the higher revenue and increased stock compensation offset by $0.7 million lower employee costs resulting from reductions in force. Recognition of R&D related stock-based compensation expense was $1.2 million for the second quarter of 2010 compared with $0.8 million for the first quarter of 2010 and $0.9 million for the second quarter of 2009.

R&D expenditures declined by $0.1 million in the second quarter of 2010 compared with the second quarter of 2009 primarily due to $0.8 million in lower employee cost resulting from reductions in force offset by employee bonuses as result of the higher revenue.

R&D expenditures were $30.0 million, or 27% of net revenues, for the six months ended July 4, 2010 compared with $31.7 million, or 34% of net revenues, for the six months ended July 5, 2009. R&D spending declined in the first six months of 2010 compared with the first six months of 2009 primarily due to $1.6 million in lower employee costs resulting from reductions in force and a decrease of $0.6 million in R&D project development related expenses offset by $0.8 million in employee bonuses as a result of the higher revenue.

Selling, General and Administrative (SG&A)

SG&A expenses were $15.0 million, or 26% of net revenues, for the second quarter of 2010 compared with $15.0 million, or 29% of net revenues, for the first quarter of 2010 and $13.7 million, or 30% of net revenues, for the second quarter of 2009.

SG&A expenses for the second quarter of 2010 were essentially flat with the first quarter of 2010. Bad debt expense declined by $0.5 million in the second quarter, offset by increased stock compensation expense and employee bonuses. Recognition of SG&A related stock-based compensation expense was $1.4 million for the second quarter of 2010 compared with $0.9 million for the first quarter of 2010 and $0.9 million for the second quarter of 2009.

SG&A expenses were $1.3 million higher in the second quarter of 2010 than in the second quarter of 2009. The increase was due primarily to increases of $0.7 million in employee bonuses as result of the higher revenue and $0.5 million in stock compensation expenses.

SG&A expenses were $30.1 million, or 27% of net revenues, for the six months ended July 4, 2010 compared with $27.1 million, or 29% of net revenues, for the six months ended July 5, 2009. The increase was due in part to increases of $1.0 million in employee bonuses as a result of increased revenue, $0.6 million in travel expenses related to a worldwide sales conference in connection with the rollout of our SmartFusion product line, $0.4 million in outside services primarily related to the implementation of a new customer relationship management system and $0.7 million in stock compensation.

Restructuring

During the first quarter of 2009, we announced a Company-wide restructuring plan that, in conjunction with cost-reduction initiatives taken in the fourth quarter of 2008, is expected to result in a quarterly reduction in expenses of $6.5 million in the third quarter of 2010 compared with the third quarter of 2008. From the fourth quarter of 2008 through the second quarter of 2010, we have incurred $6.3 million for severance and other costs related to reductions in force. In addition, the Company has recorded $5.5 million in restructuring costs related to asset impairments.

Restructuring and asset impairment charges were $1.3 million, or 2% of net revenues, for the second quarter of 2010 compared with $14,000, or 0% of net revenues, for the first quarter of 2010. We recorded non-cash asset impairment charges totaling $5.5 million during the second quarter of 2009 for certain manufacturing fixed assets that were determined to be excess to current and expected future manufacturing requirements. Restructuring charges related to termination benefits were $1.3 million for the first six months of 2010 compared with $1.2 million for the first six months of 2009.

Tax Provision

The tax provision recorded for the three and six month periods ended July 4, 2010 was lower than the U.S. statutory tax rate of 35% due primarily to the benefit received from the utilization of net operating losses. The tax provision recorded for the three and six month periods ended July 5, 2009 was higher than the U.S. statutory tax rate of 35% due primarily to the creation of a full valuation allowance on the Company's deferred tax assets.

The Company's condensed consolidated balance sheets include deferred tax assets that consist of net operating loss carryovers, tax credit carryovers, depreciation and amortization, employee stock-based compensation expenses, deferred revenue, and certain liabilities that have a full valuation allowance recorded on these deferred tax assets. Management periodically evaluates the realizability of the Company's net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is principally dependent on the Company's ability to generate sufficient future taxable income to fully utilize these assets before they expire. The Company will maintain the full valuation allowance unless and until sufficient positive evidence exists to support reversal of the valuation allowance.

Financial Condition

Our total assets were $335.5 million at the end of the second quarter of 2010 compared with $307.0 million at the end of the fourth quarter of 2009. The following table sets forth certain financial data from the condensed consolidated balance sheets.

	As of	As of
In thousands	Jul. 4, 2010	Jan. 3, 2010	$ Change	% Change
Cash and cash equivalents, short and long term investments	$162,824	$152,664	$10,160	7%
Accounts receivable, net	$44,121	$19,112	$25,009	131%
Inventories, net	$36,417	$37,324	$(907)	(2)%

Accounts receivable at July 4, 2010, increased 131% compared with January 3, 2010. Days sales outstanding were 70 days at the end of second quarter of 2010 compared with 35 days at the end of the fourth quarter 2009. The increase in accounts receivable and DSO was due to a holiday shutdown in December 2009 combined with higher sales in Q2 2010. This resulted in shipments being higher by 119% in June 2010 compared to December 2009. Additionally, distributors have increased their inventory levels to support increased sales volumes. Shipments to support these increase inventory levels, while included in accounts receivable and deferred revenue are not recognized as revenue until sold by the distributor.

Net inventory was $36.4 million at July 4, 2010, which was a decline of $0.9 million from the end of 2009. We had 154 days of net inventory at the end of the second quarter compared with 181 days at the end of 2009.

Liquidity and Capital Resources

We currently meet all of our funding needs for ongoing operations with cash flows generated from operations and with existing cash and short- and long-term investments. A portion of available cash may be used for investment in or the acquisition of complementary businesses, products, or technologies. Wafer manufacturers have at times asked for financial support from customers in the form of equity investments and advance purchase deposits, which in some cases have been substantial. If we require additional capacity, we may be required to incur significant expenditures to secure such capacity. The Company expects to record expenses of $1.7 million in 2010 to relocate employees and inventory to other facilities and sublease excess capacity and expects capital expenditures of $1.4 million for leasehold improvements to facilitate the relocation. The Company has recorded $1.0 million relating to these restructuring expenses that are included in “Prepaid expenses and other current assets”.

Cash generated from operations was $18.8 million for the first six months of 2010, an increase of $26.1 million from the first six months of 2009. The increase was due primarily to an increase in net income. Our cash, cash equivalents, and short- and long-term investments were $162.8 million as of July 4, 2010.

Investing activities used cash of $24.6 million in the first six months of 2010 compared with $0.7 million in the first six months of 2009. Short-term investments increased by $19.0 million in the first six months of 2010 compared with a reduction of $2.7 million in the first six months of 2009.

Net cash used in financing activities was $4.6 million in the first six months of 2010 compared with net cash provided by financing activities of $2.0 million in the first six months of 2009. We used $6.5 million in cash to repurchase 488,461 shares of our common stock in the first six months of 2010. There was no repurchase in 2009.

We believe that existing cash, cash equivalents, and short- and long-term investments, together with cash generated from operations, will be sufficient to meet our cash requirements for the next four quarters.

Impact of Recently Issued Accounting Standards

See Note 1 to the Financial Statements for detailed information concerning new accounting standards.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of July 4, 2010, our investment portfolio consisted primarily of asset backed obligations, corporate bonds, floating rate notes, and federal and municipal obligations. The principal objectives of our investment activities are to preserve principal, meet liquidity needs, and maximize yields. To meet these objectives, we invest excess liquidity in high credit quality debt securities generally with average maturities of less than two years. We also limit the percentage of total investments that may be invested in any one issuer. Corporate investments as a group are also limited to a maximum percentage of our investment portfolio.

Our investments in debt securities, which totaled $132.6 million at July 4, 2010, are subject to interest rate risk. An increase in interest rates could subject us to a decline in the market value of our investments. These risks are mitigated by our ability to hold these investments for a period of time sufficient to recover the carrying value of the investment, which may not be until maturity. A hypothetical 100 basis point increase in interest rates compared with interest rates at July 4, 2010, and January 3, 2010, would result in a reduction of $1.3 million and $0.8 million in the fair value of our available-for-sale debt securities held at July 4, 2010, and January 3, 2010, respectively.

In addition to interest rate risk, we are subject to market risk on our investments. We monitor all of our investments for impairment on a periodic basis. In the event that the carrying value of the investment exceeds its fair value and the decline in value is determined to be other than temporary, the carrying value is reduced to its current fair market value. In the absence of other overriding factors, we consider a decline in market value to be a potential indicator of an-other-than temporary impairment when a publicly traded stock or a debt security has traded below amortized cost for a consecutive six-month period. If an investment continues to trade below amortized cost for more than six months, and mitigating factors (such as general economic and industry specific trends, including the creditworthiness of the issuer) are not present, this investment would be evaluated for impairment and written down to a balance equal to the estimated fair value at the time of impairment, with the amount of the write-down recorded in Interest income and other, net of expense, on the condensed consolidated statements of operations. If management concludes it does not intend to sell an impaired debt security before recovery of its amortized cost basis, and the issuers of the securities are creditworthy, no other-than-temporary impairment is deemed to exist.

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

In addition, there were no changes to our internal controls during the six months ended July 4, 2010, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Information with respect to this Item may be found in Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements in this Form 10-Q, which information is incorporated into this Item 1 by reference.

ITEM 1A. RISK FACTORS

This Quarterly Report on Form 10-Q, including any information incorporated by reference herein, contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify forward looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. The forward looking statements contained in this Form 10-Q involve known and unknown risks, uncertainties, and situations that may cause our or our industry's actual results, level of activity, performance, or achievements to be materially different from any results, levels of activity, performance, or achievements expressed or implied by these statements. These factors include those listed below in this Item 1A and those discussed elsewhere in this Form 10-Q. We encourage investors to review these factors carefully. We may from time to time make additional written and oral forward looking statements, including statements contained in our filings with the SEC. We do not undertake to update any forward looking statement that may be made from time to time by or on behalf of us, whether as a result of new information, future events, or otherwise, except as required by law.

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

As is also common in the semiconductor industry, our independent wafer suppliers from time to time experience lower than anticipated yields of usable die. Wafer yields can decline without warning and may take substantial time to analyze and correct, particularly for a company like Actel that utilizes independent foundries, almost all of which are offshore. Yield problems are most common at new foundries (particularly when new technologies are involved) or on new processes or new products (particularly when new products and new processes are both involved). Our FPGAs are also manufactured using customized processing steps, which may increase the incidence of production yield problems as well as the amount of time needed to achieve satisfactory, sustainable wafer yields on new processes and new products. Lower than expected yields of usable die or other unanticipated increases in the cost of our products could reduce our gross margin, which would adversely affect (and perhaps materially) our quarterly operating results. In addition, in order to win designs, we generally must price new products on the assumption that manufacturing cost reductions will be achieved, which often do not occur as soon as expected. We also seek to reduce costs by negotiating price reductions with suppliers, increasing the level and efficiency of our testing and packaging operations, achieving economies of scale by means of higher production levels, and shrinking the die size of our products. The failure to achieve expected manufacturing or other cost reductions during a quarter could reduce our gross margin, which would adversely (and perhaps materially) affect our quarterly operating results. Also, if we discover defects or other errors in a new product that require us to “re-spin” some or all of the product's photomask set, we must write-off the photomasks that are replaced. This type of expense is becoming more significant as the cost of photomasks continues to increase. The write-off of any photomasks will adversely, and perhaps materially, affect our operating results for the quarter in which the write-off is taken. The same is true of any other property and equipment write-offs. During the second quarter of 2009, for example, we recorded non-cash asset impairment charges totaling $5.5 million for certain manufacturing fixed assets that were determined to be excess of current and expected future manufacturing requirements and, as a result, were taken out of service and held for sale.

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

Unanticipated changes in the mix of products that we sell during a quarter may cause our overall gross margin and operating results to fall short of expectations.

Our gross margin is the difference between the amount it costs us to make a product and the revenue that we receive from the sale of the product. In general, our older products have higher gross margins than our newer products and the products that we sell into the aerospace, industrial, military, and satellite markets have higher gross margins than the products that we sell into other market segments. As a consequence, our overall gross margin depends on the mix of products that we sell. In forecasting our overall gross margin for a quarter, we estimate the mix of products that we will sell during the quarter. If the mix of products that we sell during the quarter is different than we expect, our overall gross margin may fall short of our expectations, which could adversely (and perhaps materially) affect our quarterly results.

In preparing our financial statements, we make good faith estimates and judgments that may change or turn out to be erroneous, making our financial results difficult to predict.

In preparing our financial statements in conformity with accounting principles generally accepted in the United States, we must make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosure of contingent assets and liabilities. The most difficult estimates and subjective judgments that we make concern goodwill and long-lived asset impairment, income taxes, inventories, legal matters and loss contingencies, revenues, and stock-based compensation expense. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates. If these estimates or their related assumptions change, or if we change our accounting policies or the manner in which they are applied, our operating results for the periods in which we revise our estimates, assumptions, or policies could be adversely (and perhaps materially) affected.

Our net inventories were $36.4 million as of July 4, 2010, compared with $37.3 million as of January 3, 2010. We determined (as part of our normal quarterly inventory review) that additional reserves for excess inventory of $13.3 million, $0.6 million, and $1.2 million were required as of the end of the second, third, and fourth quarters of 2009, respectively. If we conclude in the future that additional inventory write-downs are required, our operating results for the periods in which the write-downs occur would also be adversely (and perhaps materially) affected.

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

In order for us to sell an FPGA, our customer must incorporate our FPGA into the customer's product in the design phase. We devote substantial resources, which we may not recover through product sales, to enable potential customers to incorporate our FPGAs into new or updated products and to support their design efforts (including, among other things, providing design support and development software). These efforts usually precede by many months (and often a year or more) the generation of FPGA sales, if any. In addition, the value of any design win depends in large part upon the ultimate success of our customer's product in its market. Our failure to win sufficient designs, or the failure of the designs we win to generate sufficient revenues, could have a materially adverse effect on our business, financial condition, and/or operating results.

The products that we develop may fail to adequately address the markets at which they are targeted, or the markets that we target may fail to emerge or grow as much as we project, which might prevent us from winning sufficient customer designs to maintain or expand our business.

The market for our products is characterized by rapid technological change, product obsolescence, and price erosion, making the timely introduction of new or improved products critical to our success. Our product development and marketing strategy is to define, develop, and offer FPGAs to markets in which we believe that our nonvolatile flash- and antifuse-based technologies have a competitive advantage. Our strategy involves considerable risk because our unique technologies and products can take years to develop and markets that we target may fail to develop as we predict. Our failure to design, develop, market, and sell new or improved products that satisfy customer needs, compete effectively, and generate acceptable margins may adversely (and perhaps materially) affect our business, financial condition, and/or operating results.

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

During the first quarter of 2009, we announced a Company-wide restructuring plan that, in conjunction with cost-reduction initiatives taken in the fourth quarter of 2008, is expected to result in a quarterly reduction in expenses of $6.5 million in the third quarter of 2010 compared with the third quarter of 2008. From the fourth quarter of 2008 through second quarter of 2010, we have incurred $6.3 million for severance and other costs related to reductions in force. In conjunction with the restructuring activities, the Company also recorded $5.5 million in restructuring costs related to asset impairments. In addition, the Company expects to record expenses of $1.7 million in 2010 to relocate employees and inventory to other facilities and sublease excess capacity and expects capital expenditures of $1.4 million for leasehold improvements to facilitate the relocation. We may not be successful in achieving the expected cost reductions.

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

We must generally sell new products at low gross margins in order to win designs, establish a market for the products, and create demand for volume production, which is an important variable affecting the cost of our products. Another important variable affecting the cost of our products is manufacturing yields. With our customized manufacturing process requirements, we almost invariably experience difficulties and delays in achieving satisfactory, sustainable yields on new products. The lower gross margins typically associated with new products could have a materially adverse effect on our operating results.

The Actel Fusion and SmartFusion mixed-signal FPGAs present numerous significant challenges.

Our experience generally suggests that the development and market risks related to new products are greatest when we attempt to develop products based in whole or in part on technologies with which we have limited experience. During 2005, we introduced our Actel Fusion mixed-signal technology, which integrates analog capabilities, flash memory, and FPGA fabric into a single mixed-signal FPGA that may be used with soft processor cores. Before the development of Actel Fusion mixed-signal FPGAs, we had limited experience with analog circuitry and soft processor cores and no experience with mixed-signal FPGAs. As our experience also suggests, the development and market risks related to the second-generation product, SmartFusion, ought to be significantly lower. Unlike Fusion, which relies primarily on soft 8-bit cores to provide processing functionality, SmartFusion integrates a hard 32-bit microcontroller from ARM, which we believe will mitigate both the development and market risks related to SmartFusion.

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

We recognized 75% of our net revenues through the distribution sales channel in the second quarter of 2010 compared with 63% in the first quarter of 2010 and 71% in the second quarter of 2009. Our distributors offer products of several different companies, so they may reduce their efforts to win new designs or sell our products or give higher priority to other products. This is particularly a concern with respect to any distributor that also sells products of our direct competitors. A reduction in design wins or sales effort, termination of relationship, failure to pay for products, or discontinuance of operations because of financial difficulties or for other reasons by one or more of our current distributors could have a materially adverse effect on our business, financial condition, and/or operating results.

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

We extend to our distributors a substantial amount of credit and are therefore subject to collection risk.

We derive most of our revenue from sales made by our distributors. As is typical in the semiconductor industry, we sell products to almost all of our distributors on credit. As a result, we extend a substantial amount of credit to our distributors, which exposes us to the risk that we may not get paid for our products. While we attempt to ensure that our distributors are credit worthy, the amount of our accounts receivable from distributors is significant, as is the potential risk related to the collection of those receivables.

Any failure by our distributors to pay us for our products (whether due to the discontinuance of operations, financial difficulties, or otherwise) could have a materially adverse effect on our business, financial condition, and/or operating results.

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

Sales to customers outside North America accounted for 54%, 46% and 48% of net revenues for the three months ended July 4, 2010, April 4, 2010, and July 5, 2009, respectively, and we expect that international sales will continue to represent a significant portion of our total revenues. International sales are subject to the risks described above as well as generally longer payment cycles, greater difficulty collecting accounts receivable, and currency restrictions. We also maintain foreign sales offices to support our international customers, distributors, and sales representatives, which are subject to local regulation.

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

We may be unable to comply with the requirements of evolving corporate governance and public disclosure requirements.

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

We evaluated our internal controls systems in order to allow management to report on, and our independent public accountants to attest to, our internal controls as required by Section 404 of the Sarbanes-Oxley Act. In performing the system and process evaluation and testing required to comply with the management certification and auditor attestation requirements of Section 404, we incurred significant additional expenses, which adversely affected our operating results and financial condition and diverted a significant amount of management's time. While we believe that our internal control procedures are adequate, we may not be able to continue complying with the requirements relating to internal controls or other aspects of Section 404 in a timely fashion. If we were not able to comply with the requirements of Section 404 in a timely manner in the future, we may be subject to lawsuits or sanctions or investigation by regulatory authorities. Any such action could adversely affect our financial results and the market price of our Common Stock. In any event, we expect that we will continue to incur significant expenses and diversion of management's time to comply with the management certification and auditor attestation requirements of Section 404.

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

Our failure to resolve any claim of infringement could result in litigation or arbitration. We are currently involved in a litigation with Commonwealth Research Group. In addition, we have agreed to defend our customers from and indemnify them against claims that our products infringe the patent or other intellectual rights of third parties. All litigation and arbitration proceedings, whether or not determined in our favor, can result in significant expense and divert the efforts of our technical and management personnel. In the event of an adverse ruling in any litigation or arbitration involving intellectual property, we could suffer significant (and possibly treble) monetary damages, which could have a materially adverse effect on our business, financial condition, and/or operating results. We may also be required to discontinue the use of infringing processes; cease the manufacture, use, and sale or licensing of infringing products; expend significant resources to develop non-infringing technology; or obtain licenses under patents or other intellectual property rights that we are infringing. In the event of a successful claim against us, our failure to develop or license a substitute technology on commercially reasonable terms could also have a materially adverse effect on our business, financial condition, and/or operating results.

We have devoted significant resources to research and development and believe that the intellectual property derived from such research and development is a valuable asset important to the success of our business. We rely primarily on patent and trade secret laws to protect the intellectual property developed as a result of our research and development efforts. As part of the Company's cost-reduction efforts, we reduced the rate at which we file patent applications. In addition, every year we abandon some of our existing U.S. and foreign patents and pending applications that we perceive to have lesser value. As part of the Company's cost-reduction efforts, we increased the number of existing patents and pending patent applications that we abandon. These cost-reduction measures may reduce our ability to protect our products by enforcing, or defend the Company by asserting, our intellectual property rights against others.

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

We have adopted an Employee Retention Plan that provides for payment of a benefit to our employees who hold unvested stock options, stock appreciation rights (SARs), or restricted stock units (RSUs) in the event of a change of control. Payment is contingent upon the employee remaining employed for six months after the change of control (unless the employee is terminated without cause during the six months). Each of our executive has also entered into a Management Continuity Agreement, which provides for the acceleration of stock options, SARs, and RSUs unvested at the time of a change of control in the event the executive's employment is actually or constructively terminated other than for cause following the change of control. While these arrangements are intended to make executive and other employees neutral towards a potential change of control, they could have the effect of biasing some or all executive or employees in favor of a change of control.

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

Goodwill and Other Intangible Assets also requires that intangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate an asset's carrying value may not be recoverable in accordance with Impairment or Disposal of Long Live Assets. During the second quarter of 2009, we recorded non-cash asset impairment charges totaling $5.5 million for certain manufacturing fixed assets that were determined to be in excess of current and expected future manufacturing requirements. Circumstances may arise in the future, such as a sustained decline in our forecasted cash flows, indicating that the carrying value of other long-lived assets may be impaired. If we are required to record a charge to earnings because an impairment of our long-lived assets is determined, our operating results will be adversely effected for the periods in which the charge is recorded.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PRUCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchases	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (identify beginning and ending dates)	0	0	5,580,995	1,419,005
Month #2 (identify beginning and ending dates)	25,757 5/3/10 to 5/28/10	$13.91	5,606,752	1,393,248
Month #3 (identify beginning and ending dates)	207,967 5/31/10 to 7/1/10	$13.14	5,814,719	1,185,281
Total	233,724	$13.22	5,814,719	1,185,281

Item 6. Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTEL CORPORATION

Date:	August 13, 2010	/s/ Maurice E. Carson
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